Form 10-Q/A
period 2014-03-31
Matinas BioPharma Holdings, Inc.
filed 2014-06-06
CIK 1582554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Matinas BioPharma Holdings, Inc., for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included in the Form 10-Q, as allowed by the 30-day grace period for the first time the registrant submits such files.

No other changes were made to the Form 10-Q. This Amendment No. 1 does not change or update the disclosures set forth in the Form 10-Q as originally filed and does not reflect events that may have occurred subsequent to the original filing of the Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: June 6, 2014	Roelof Rongen
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: June 6, 2014	Gary Gaglione
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.
31.1*	Certification of President and Chief Executive Officer
31.2*	Certification of Interim Chief Financial Officer
32.1*	Section 1350 Certifications
101**	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at March 31, 2014 and December 31, 2013 (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited)

*	Previously filed on May 14, 2014 as an exhibit to the quarterly report on Form 10-Q for the period ended March 31, 2014.

**	In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

4