Form 10-Q
period 2014-06-30
Matinas BioPharma Holdings, Inc.
filed 2014-08-08
CIK 1582554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, 32,000,000 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2014

-i-

PART - I	FINANCIAL INFORMATION

Item 1.	UNAUDITED FINANCIAL STATEMENTS

MATINAS BIOPHARMA HOLDINGS, INC
(Formerly Matinas BioPharma, Inc.)
Condensed Consolidated Balance Sheets

	June 30, 2014 Unaudited	December 31, 2013 Audited
Assets
Current assets
Cash and cash equivalents	$6,647,479	$10,840,428
Prepaid expenses and other current assets	38,065	84,493

Total current assets	6,685,544	10,924,921
Property, plant and equipment, net	361,645	93,057
Other long term assets	316,105	315,778
Total assets	$7,363,294	$11,333,756

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$281,090	$396,768
Accrued expenses	547,326	462,200
Lease liability - current	43,815	-

Total current liabilities	872,231	858,968
Lease liability - long term	33,580	-
Total liabilities	905,811	858,968

Stockholders’ equity
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock - $0.001 par value, 150,000,000 shares authorized, 32,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	3,200	3,200
Additional paid-in capital	14,849,896	14,302,307
Deficit accumulated during development stage	(8,395,613)	(3,830,719
Total stockholders’ equity	6,457,483	10,474,788
Total liabilities and stockholders’ equity	$7,363,294	$11,333,756

The accompanying unaudited notes are an integral part of these financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.
(Formerly Matinas BioPharma, Inc.)
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2014	2013
Costs and expenses:
Research and development	$1,118,251	$240,114
General and administrative	1,302,236	103,257
Total costs and expenses	2,420,487	343,371
Loss from operations	(2,420,487)	(343,371)

Other expense, (income)	5,385	(57)

Net loss	$(2,425,872)	$(343,314)
Net loss per share - basic and diluted	$(0.08)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	32,000,000	10,000,000

	Six Months Ended June 30,
	2014	2013
Costs and expenses:
Research and development	$2,192,031	$289,700
General and administrative	2,357,483	165,804
Total costs and expenses	4,549,514	455,504
Loss from operations	(4,549,514)	(455,504)

Other expense, (income)	15,381	(57)

Net loss	$(4,564,895)	$(455,447)
Net loss per share - basic and diluted	$(0.14)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	32,000,000	10,000,000

The accompanying unaudited notes are an integral part of these financial statements.

Matinas BIOPHARMA HOLDINGS, INC.
(Formerly Matinas BioPharma, Inc.)
Unaudited Condensed Consolidated Statements of Cash Flow

	Six months ended June 30,
	2014	2013
Operating Activities
Net loss	$(4,564,895)	$(455,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,931	3,577
Share-based compensation	547,589	-

Changes in operating assets and liabilities:
Other Assets	(4,471)	-
Prepaid expense	19,827	(49,024)
Other liabilities	162,520	43,368
Accounts payable	(115,678)	22,911

Net cash used in operating activities	(3,935,177)	(434,615)
Investing Activities
Purchase of property, equipment	(257,772)	-
Net cash used in investing activities	(257,772)	-
Financing Activities

Payment of loans provided by founders	-	(24,100)

Proceeds from redeemable convertible preferred stock issued for cash	-	500,001
Preferred Stock issuance costs	-	(4,140)
Net cash provided by financing activities	-	471,761
Net change in cash and cash equivalents	(4,192,949)	37,146
Cash and cash equivalents
Beginning of period	10,840,428	424,364
End of period	$6,647,479	$461,510

The accompanying unaudited notes are an integral part of these financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.
(Formerly Matinas BioPharma, Inc.)
Notes to Unaudited Financial Statements
(tabular dollars and shares in thousands, except per share data)

NOTE A - Company Information and History

[1]	Corporate History

Matinas BioPharma Holdings Inc. (“Holdings”) is a development stage enterprise with no operating revenue and a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc., its operating subsidiary (“BioPharma” or “the Company” or “we” or “our” or “us”).

On July 11, 2013, and contemporaneously with the initial closing of a private placement in July and August 2013 described below, BioPharma entered into a Merger agreement whereby it become a wholly owned subsidiary of Holdings (the “Merger”) to effect its recapitalization plan. In connection with the Merger, the stockholders of BioPharma become the stockholders of the Holdings and received an aggregate of 9,000,000 shares of Holdings common stock and warrants to purchase 1,000,000 shares of Holdings common stock. See Note D for further discussion. For financial reporting purposes the accounting acquirer is BioPharma and accordingly, the historical financial statements of BioPharma are the continuing financial statements of the entity. In July and August of 2013, the Company completed the private placement, under which the Company sold an aggregate of 15,000,000 shares of common stock and warrants to purchase an aggregate of 7,500,000 shares of common stock (the “2013 Private Placement”). See Note D for further discussion. On February 12, 2014, the Company’s S-1 covering the resale of certain shares of our common stock was declared effective by the Securities and Exchange Commission (the “SEC”).

[2]	Proprietary Products and Technology Portfolios

The Company is a development stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products for the treatment of abnormalities in blood lipids, referred to as dyslipidemia, and the treatment of cardiovascular and metabolic diseases.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to raise capital, any changes in the regulatory environment and FDA requirements for approval within the dyslipidemia field, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and other factors listed under the heading “Risk Factors” elsewhere in this report.

NOTE B - Going Concern and Plan of Operation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2014, the Company had an accumulated deficit of approximately $8.4 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the six months ended June 30, 2014 was approximately $4.5 million.

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

The Company will need to secure additional capital in order to initiate and complete its planned clinical and operational activities related to further development of MAT9001 and we can provide no assurances that such additional financing will be available on favorable terms, or at all. Without such additional funding, the Company is anticipating that the existing cash balance on hand at June 30, 2014 would be sufficient to meet operating activities until approximately January 2015. The Company’s recurring losses from operations, and need for additional funding, raise substantial doubt about its ability to continue as a going concern, and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s financial statements as of and for the year ended December 31, 2013 with respect to this uncertainty.

NOTE C - Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Matinas BioPharma Holdings Inc. (Holdings) and its wholly owned subsidiary, Matinas BioPharma Inc. Matinas BioPharma Inc. is the operational subsidiary of Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

These interim unaudited financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2013, which are included in the Company’s Special Financial Report on Form 10-K filed with the SEC on April 11, 2014. In the opinion of management, the interim unaudited financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

[2]	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[3]	Cash and Cash Equivalents

For purposes of financial statement presentation the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

[4]	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At various times throughout the period ended June 30, 2014, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in 2013 and 2012 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2014. In addition, future changes in unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation.

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

[8]	Fair Value Measurements

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

[9]	Basic Net Loss per Common Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants would have an antidilutive effect. As of June 30, 2014 and 2013 the number of shares issuable upon the exercise of stock options, warrants, and shares held in escrow was 18,309,082 and 0, respectively.

[10]	Revenue Recognition

The Company will develop an appropriate revenue recognition policy when planned anticipated future commercial operations commence.

[11]	Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents and our included as part of General and Administrative expenses.

[12]	Recent accounting pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the definition of a development stage entity in U.S accounting standards and removes all disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity related to the financial reporting distinction between development stage enterprises and other reporting entities. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the Company’s reporting period ended June 30, 2014 and therefore eliminated all incremental disclosures related to the Company’s inception-to-date period.

NOTE D - Formation and Reverse Acquisition of Matinas Biopharma Holdings

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

Summary of Changes in Capitalization

The following summarizes the capital structure before and after the Merger.

Investor Group	Matinas BioPharma Inc. (Accounting Acquirer)	Holdings (Accounting Acquiree)

Former preferred and common shareholders	10,000,000 shares of common and 1,851,852 shares of preferred stock	9,000,000 shares of commons stock (28.6% of aggregate common stock holdings) and 1,500,000 warrants (1)

$0.10 unit purchasers, including Mr. Adam Stern and certain representatives of Aegis Capital	none	7,500,000 shares of commons stock (23.8% of aggregate common stock holdings) and 4,000,000 warrants (2)

2013 Private Placement Investors	none	15,000,000 shares of common stock (47.7% of the aggregate common stock holdings) and 7,500,000 warrants (3)

Aegis Capital Corporation	none	2,250,000 warrants

1.	Includes 500,000 warrants purchased my Mr. Conrad - see Warrant Private Placement section.

2.	Includes 2,250,000 warrants issued in connection with the placement agent fees, 3,750,000 issued in connection with the sale of units at the Formation and 250,000 warrants purchased by Mr. Stern - see section entitled “Formation”

3.	From the 2013 Private Placement, and includes 1 unit purchased by Mr. Conrad for $ 250,000 at the full price paid by all third party investors.

Registration Rights and Other

In connection with the 2013 Private Placement, Holdings entered into a registration rights agreement with the private placement investors, the Placement Agent and the holders of its outstanding warrants. Holdings was required to file with the SEC no later than October 7, 2013 (the “Filing Deadline”), a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants, issued in the 2013 Private Placement, as well as the shares of common stock underlying the Formation Warrants, the Merger Warrants, and the Private Placement Warrants. The Company was also required to use commercially reasonable efforts to have the registration statement declared effective within one hundred and fifty (150) days after the registration statement was filed (the “Effectiveness Deadline”). The Company is required to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), for a period of one year or for such shorter period ending on the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all of the registrable securities covered by the registration statement can be sold under Rule 144 without any volume limitations (the “Effectiveness Period”). If this registration statement was not declared effective on or before the Effectiveness Deadline, Holdings would have been required to pay to each holder of registrable securities purchased in the 2013 Private Placement an amount in cash equal to one half of one percent (0.5%) of such holder’s investment amount on every thirty (30) day anniversary of such Effectiveness Deadline until such failure was cured. The Company’s registration statement was declared effective by the Securities and Exchange Commission on February 12, 2014, therefore no liability for the above provision has been recognized. If the Company does not maintain the effectiveness of the registration statement during the Effectiveness Period, subject to certain limitations and the right of the Company to suspend the use of the prospectus for certain periods, Holdings shall pay to each holder of registrable securities purchased in 2013 Private Placement an amount in cash equal to half of one percent (0.5%) of such holder’s investment amount on every thirty (30) day anniversary of such failure to maintain the registration statement until such failure was cured; provided however that such liquidated damages shall be paid only with respect to registrable securities that cannot then be immediately resold in reliance on Rule 144. No provision has been made as of June 30, 2014 for a potential penalty.

At the first closing of the 2013 Private Placement (July 30, 2013), Holdings entered into a consulting agreement with the Placement Agent. The consulting agreement has a term of 12 months pursuant to which the Placement Agent receives $20,000 per month.

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

NOTE F - Stock Holders Equity

Preferred Stock – Matinas BioPharma Inc.

Prior to July 11, 2013, the Company was authorized to issue up to 6,481,481 shares of redeemable convertible preferred stock, par value $0.0001 per share, with such designations, rights, and preferences as may be determined from time to time by the Company Board of Directors. Among other features, shares of Series A Convertible Redeemable Preferred Stock were redeemed by the Company at a price equal to the Series A Original Issue Price per share, plus all declared but unpaid dividends thereon in two annual installments commencing not more than 90 days after receipt by the Company at any time on or after October 2017 (fifth anniversary of initial public offering closing), from the holders of at least a majority of the then outstanding shares of Series A Convertible Redeemable Preferred Stock, of written notice requesting redemption of all shares of Series A Convertible Redeemable Preferred Stock. The Company was required to redeem, on a pro-rata basis in accordance with the number of shares of Series A Convertible Redeemable Preferred Stock owned by each holder. This instrument was classified outside of permanent equity in the accompanying consolidated balance sheet.

As part of the formation and reverse acquisition of Matinas BioPharma Holdings discussed in Note D all authorized Preferred Shares of Matinas BioPharma Inc. were canceled and exchanged for Holdings’ common shares. There were no shares of the redeemable convertible preferred stock outstanding at June 30, 2014, and this instrument is no longer authorized by the Company articles of incorporation.

Warrants

As of June 30, 2014, the Company had outstanding warrants to purchase an aggregate of 15,250,000 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share.

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

A summary of equity warrants outstanding as of June 30, 2014 is presented below, all of which are fully vested.

Shares
July 11, 2013 formation of Holdings, 4,000,0000 warrants issued, terms 5 years, exercisable at $ 2.00, including 250,000 warrants sold to Mr. Adam Stern	4,000,000
July 11, 2013 recapitalization of Matinas BioPharma Inc. 1,000,000 warrants issued, terms 5 years, exercisable at $ 2.00	1,000,000
July and August,2013 completion of Private Placement, 7,500,000 warrants issued, terms 5 years, exercisable at $ 2.00	7,500,000
July 30, 2013 Placement Agent warrants issued as part of compensation for Private Placement. Terms 5 years, exercisable at $ 2.00	750,000
July 30, 2013 Placement Agent warrant issued as part of compensation for Private Placement. Terms 5 years exercisable at $ 1.00	1,500,000
July 30, 2013 500,000 warrants sold to Chairman of Board Mr. Herb Conrad for $ 20,000. Terms 5 years, exercisable at $ 2.00 per share	500,000
Total Warrants Outstanding at June 30, 2014	15,250,000

NOTE G - Share Based Compensation

Valuation of common stock

The Company was privately held with no active public market for its common stock. Therefore, management has for financial reporting purposes determined the estimated per share fair value of the Company’s common stock and redeemable convertible preferred stock using valuation consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation,” also known as the Practice Aid. This valuation was performed with the assistance of a third-party valuation specialist. The Company performed its valuation as of September 1, 2013. In conducting its valuation, management considered all objective and subjective factors that it believed to be relevant, including management’s best estimate of the Company’s business condition, prospects and operating performance at the valuation date. Within the valuation performed, a range of factors, assumptions and methodologies were used. The significant factors included external market conditions affecting the biotechnology industry, trends within the biotechnology industry, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of the preferred stock relative to common stock at the time of each grant, the results of operations, financial position, status of research and development efforts, stage of development and business strategy, the lack of an active public market for the common and preferred stock, and the likelihood of achieving a liquidity event such as an initial public offering (IPO) or sale of the Company in light of prevailing market conditions. Such analysis resulted in an estimated fair value of common stock to be $0.94 per share. Management does not believe there is a significant change in the value of the common stock between September 1, 2013 and June 30, 2014, since the Company had not raised any additional capital or completed any major clinical activities in that period.

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

With the approval of the Board of Directors and majority Shareholders, effective May 8, 2014, the Plan was amended and restated. The amendment provides for an automatic increase in the number of shares of Common Stock available for issuance under the Plan each January (with Board approval), commencing January 1, 2015 in an amount up to four percent (4%) of the total number of shares of Common Stock outstanding on the preceding December 31st.

During the twelve months ended December 31, 2013, the Company granted stock options to certain employees and non-employees. Stock-based compensation expense recognized during the six months ended June 30, 2014, includes compensation expense for stock-based awards granted to employees and non-employees based on the grant date fair value estimated in accordance with the provisions of ASC 718 and amounted to approximately $315,000. The unrecognized compensation expense related to stock option grants as of June 30, 2014 was approximately $1,350,000 which will be recognized over approximately the next 2.3 years. During 2013, options granted to employees and directors had a vesting period of 3 years and a term of 10 years. Options granted to non-employees (e.g. consultants/contractors) had a vesting period of 4 years combined with performance targets for vesting a percentage of the grant, with a term of 10 years

The Plan is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of June 30, 2014, there were approximately 5,190,918 shares of the Company common stock available for issuance under the Plan.

As of June 30, 2014, the Company had outstanding options to purchase an aggregate of 3,059,802 shares of the Company common stock with a weighted average exercise price of $0.94. At June 30, 2014, 808,764 options vested at a weighted average exercise price of $0.94 per share. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and the Company’s estimate of the deemed fair value of the Company’s common stock at June 30, 2014. The total intrinsic value of options outstanding and vested at June 30, 2014 was de minimis. No options were granted prior to 2013 and none were granted during the six months ended June 30, 2014.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following weighted-average assumptions were used to calculate share based compensation for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30,
	2014	2013
Volatility	71.40%	N/A
Risk-free interest rate	1.87%	N/A
Dividend yield	0.00	N/A
Expected life	5.29	N/A

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

NOTE H - Commitments

Security Deposit

The Company was obligated to provide a security deposit of $300,000 to obtain lease space. Starting June 1, 2015, this deposit can be reduced by $100,000 on an annual basis, down to $50,000, as long as the Company makes timely rental payments.

Lease Space

On November 1, 2013, the Company entered into 7 year lease for office space in Bedminster, New Jersey to start approximately June, 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term. The Company records rent expense on a straight-line basis.

In December of 2013, the Company entered into an agreement to lease laboratory space for one year starting January 1, 2014 in Monmouth Junction, New Jersey at a monthly rent of $2,072.

Listed below is a summary of future lease rental payments as of June 30, 2014:

Lease
Commitments
2014	$88,770
2015	154,140
2016	157,076
2017	160,014
2018 & Beyond	582,797
Total future minimum lease payments	$1,142,797

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our limited operating history;

•	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

•	our ability to raise additional capital to fund our development and commercialization efforts for MAT9001 and any product candidates under our MAT8800 discovery program;

•	our dependence on MAT9001, our lead product candidate, which is still in an early development stage;

•	our ability to manufacture GMP batches of MAT9001 as required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities of MAT9001;

•	our ability to complete required clinical trials for MAT9001 and obtain approval from the FDA or other regulatory agents in different jurisdictions;

•	our lack of a sales and marketing organization and our ability to commercialize MAT9001, if we obtain regulatory approval;

•	our dependence on third-parties, including third-parties to manufacture MAT9001 and third-party CROs to conduct our clinical trials for MAT9001;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements;

•	our ability to adequately support growth; and

•	the factors listed under the headings “Risk Factors” elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Overview

We are a development stage biopharmaceutical company, founded in 2011, with a focus on identifying and developing novel pharmaceutical products for the treatment of abnormalities in blood lipids, referred to as dyslipidemia, and the treatment of cardiovascular and metabolic diseases. By capitalizing on our management’s experience working on pharmacological formulation, evaluation and clinical development in the field of lipid science and the therapeutic benefits of omega-3 fatty acids in treating lipid disorders, we have designed a program to develop our lead product candidate MAT9001, with a focus on cardiovascular disease. Specifically, our Chief Executive Officer, Chief Scientific Officer and Executive Vice President for Pharmaceutical and Supply Chain Development were all colleagues at Reliant Pharmaceuticals, Inc., where they were directly responsible for the in-licensing, development, manufacturing optimization and commercialization of various dyslipidemia therapies, including Lovaza®, the first prescription omega-3 drug approved in the United States, Antara®, a fenofibrate, and Lescol®, more commonly known by its generic name fluvastatin. With respect to our lead product candidate, MAT9001, our goal is to establish significant differentiation over existing available therapies by demonstrating significant reductions in triglyceride levels, lowering of cholesterol levels, and improving other important physiological parameters, thereby addressing what we believe is currently a significant unmet medical need. In addition, our MAT8800 discovery program is seeking to identify and develop product candidates derived from omega-3 fatty acids for the treatment of prevalent liver diseases for which there are currently only limited therapeutic solutions available. We believe that our unique ability to produce and isolate highly concentrated omega-3 fatty acids which have demonstrated effects on liver enzyme levels and histology could yield product candidates which are particularly well suited to treat these diseases.

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

We are a development stage company and have not generated any revenues. We have never been profitable. Our net loss was approximately $4.6 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT9001. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

	Three months Ended June 30,
	2014	2013
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$428	$176
Preclinical trails	140
Clinical Development	73
Regulatory	122	38
Internal staffing, Overhead and Other	355	28
Total research & development	$1,118	$240

	Six months Ended June 30,
	2014	2013
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$740	$217
Preclinical trails	142	0
Clinical Development	73	0
Regulatory	218	36
Internal staffing, Overhead and Other	1,019	37
Total research & development	$2,192	$290

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

We believe we have optimized the manufacturing process for the active pharmaceutical ingredient of MAT9001 and have initiated preclinical studies with the MAT9001 active ingredient. We completed the first preclinical studies of MAT9001 during the fourth quarter of 2013. We commenced manufacturing of GMP batches of MAT9001 late in the first quarter of 2014 and expect to file our IND with the U.S. FDA and commence a human study of MAT9001 during the third quarter of 2014. Thereafter we are considering initiating a Special Protocol Assessment Review with the FDA during late 2014 and expect to commence the first pivotal Phase III study of MAT9001 in patients with severe hypertriglyceridemia in late 2014 or early 2015, complete our Phase III program and plan to submit an NDA with the FDA during late 2016, and to commercialize MAT9001 in the United States for the treatment of patients with triglyceride levels greater than or equal to 500 mg/dl, or severe hypertriglyceridemia, during 2017.

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

The estimated costs expected to be incurred for the research and development activities prior to the initiation of Phase III pivotal studies of MAT9001, including those activities already completed, are between $5.0 million and $7.0 million, which we expect to fund from the proceeds of the 2013 Private Placement. The estimated additional costs expected to be incurred for research and development activities thereafter through the filing of our first NDA with the U.S. FDA are between $20.0 million and $60.0 million, which we expect to fund through future capital raising activities.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, communication expenses, and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in 2014 and 2015 due to many factors, the most significant of which include:

•	increased personnel as we expand our operations to prepare for and execute upon our Phase III pivotal studies of MAT9001, which we expect to commence late in 2014 or early 2015;

•	increased expenses related to becoming a publicly-traded company, including increased legal and accounting services, stock registration and printing fees, expenses in support of compliance and communication needs, and increased insurance premiums;

•	increased compensation costs since 2013 was only a partial year (approximately 5 months vs. full year compensation costs of existing staff moving forward in 2014 and 2015; and

•	increased infrastructure costs related to rent expense, office infrastructure expenses, and Information Technology/Communication costs.

Other Expense, net

Other Expense, net for the six months ended June 30, 2014 is comprised of miscellaneous tax payments partially offset by interest income earned on cash balances.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. We did not issue any options or warrants in the six month periods ended June 30, 2014 or 2013, however the following assumptions were used to re-measure stock options issued to consultants at June 30, 2014.

2014
Weighted-average exercise price of options granted	$0.94
Expected volatility	71.40
Risk-free interest rate	1.87%
Expected life of options (years)	5.29 years
Expected annual dividend per share	$0.00

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees was $0 for the six months ended June 30, 2013 and $547,589 for the six months ended June 30, 2014. As of June 30, 2014, we had $1.6 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.3 years. While our share-based compensation for stock options granted to employees and non-employees to date has not been material to our financial results, in future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the six months and three months ended June 30, 2014 and 2013 as follows:

	Three months ended June 30,
	2014	2013
General and administrative	$219,211	-
Research and development	$54,613	-
Total	$273,824	-

	Six months ended June 30,
	2014	2013
General and administrative	$440,021	-
Research and development	$107,568	-
Total	$547,589	-

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

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of June 30, 2014, there were approximately 5,190,918 shares of our common stock available for issuance under the Plan.

As of June 30, 2014, we had outstanding options to purchase an aggregate of 3,059,082 shares of our common stock with a weighted average exercise price of $0.94. At June 30, 2014, 808,764 options vested at a weighted average exercise price of $0.94 per share. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at June 30, 2014. The total intrinsic value of options outstanding and vested at June 30, 2014 was de minimis.

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

A summary of the Company stock option grants for 2013 and the six months ended June 30, 2014 is as follows:

				Common
				Stock
				Fair Value
		# options	Exercise	on Date
	# of options	vested as of	Price	Per Share of
Date of Grant/Termination	granted	06/30/2014	Per Share	Grant
Third Quarter
8/1/2013	1,835,000	N/A	$0.79	$0.94
Fourth Quarter
October 3, 2013 (cancellation)	(1,835,000	N/A	$0.79	$0.94
October 3, 2013 (reissuance) *	1,835,000	560,694	$0.94	$0.94
10/4/2013	200,000	50,000	$0.94	$0.94
10/15/2013	375,000	34,875	$0.94	$0.94
11/1/2013	475,000	105,556	$0.94	$0.94
11/15/2013	150,000	33,333	$0.94	$0.94
12/2/2013	125,000	24,306	$0.94	$0.94
Total 2013	3,160,000	808,764
Forfeited options 5/29/2014	(100,918)
Total as of June 30, 2014 **	3,059,082	808,764

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

**All options expire ten years from the date of grant. Except for options granted on October 15, 2013, all remaining options vest entirely and evenly over three years. The October 15, 2013 options had been granted to non-employee consultants. A portion of each of these consultant options vests over four years, with the remaining vesting being based upon the achievement of performance milestones, which are tied to either financing or drug development initiatives. No new options have been granted in 2014.

Basic and Diluted Net Loss Per Share of Common Stock

We compute basic net loss per share of common stock by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects stock options. We compute diluted net loss per share of common stock by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects stock options outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share of common stock for the three months ended June 30, 2014 and 2013.

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

Results of Operations

Comparison of three months ended June 30, 2014 and 2013

	Three months ended
	June 30,		Increase
	2014	2013	(Decrease)
	(In thousands)
Expenses:
Research and development	$1,118	$240	$878
General and administrative	1,302	103	1,199
Operating Expenses	$2,420	$343	$2,027

Research and Development expenses. Research and development expense for the three months ended June 30, 2014 was $1.1 million, compared to $240,000 for the three months ended June 30, 2013, an increase of $.9 million. The increase in research and development expense was primarily due to an increase in activities for the development of the manufacturing process for MAT9001, preclinical studies and build out of our R&D infrastructure.

General and Administrative expenses. General and administrative expense for the three months ended June 30, 2014 was $1.3 million compared to $103,000 for the three months ended June 30, 2013, an increase of $1.2 million. The increase in general and administrative expense was primarily due to increased compensation expenses, particularly associated with new employee compensation, ongoing accounting and legal services, including those legal services associated with the registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants issued in the 2013 Private Placement, as well as shares of common stock underlying the warrants issued in connection with our formation, the merger of Holdings and BioPharma and the private placement of warrants, compliance and intellectual property filings.

Comparison of six months ended June 30, 2014 and 2013

	Six months ended
	June 30,		Increase
	2014	2013	(Decrease)
	(In thousands)
Expenses:
Research and development	$2,192	$290	$1,902
General and administrative	2,357	166	2,191
Operating Expenses	$4,549	$456	$4,093

Research and Development expenses. Research and development expense for the six months ended June 30, 2014 was $2.2 million, compared to $290,000 for the six months ended June 30, 2013, an increase of $1.9 million. The increase in research and development expense was primarily due to an increase in activities for the development of the manufacturing process for MAT9001, preclinical studies and build out of our R&D infrastructure.

General and Administrative expenses. General and administrative expense for the six months ended June 30, 2014 was $2.4 million compared to $166,000 for the six months ended June 30, 2013, an increase of $ 2.2 million. The increase in general and administrative expense was primarily due to increased compensation expenses, particularly associated with new employee compensation, ongoing accounting and legal services, including those legal services associated with the registration statement for resale covering the resale of the shares of common stock and the shares of common stock underlying the warrants issued in the 2013 Private Placement, as well as shares of common stock underlying the warrants issued in connection with our formation, the merger of Holdings and BioPharma and the private placement of warrants, compliance and intellectual property filings.

As noted previously, in terms of operating expenses (particularly compensation expenses), 2013 represents a partial year (i.e. start-up year), hence 2014 will show increased expenses due to a full year of operations in both Research and Development, and General and Administrative expenses.

Sources of Liquidity

We have funded our operations since inception through private placements of preferred stock and our common stock and common stock warrants. As of June 30, 2014, we raised a total of $14.0 million in net proceeds from sales of our equity securities.

As of June 30, 2014, we had cash and cash equivalents totaling $6.6 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Six months ended June 30,
	2014	2013
Cash used in operating activities	$(3,935)	$(435
Cash used in investing activities	(258)	-
Cash provided by financing activities	-	472
Net increase/(decrease) in cash and cash equivalents	$(4,193)	$37

Operating Activities

We have incurred significant costs in the area of research and development, including manufacturing, analytical, regulatory and other development costs, as the manufacturing process for our product was being developed. However, we will have significantly increased development costs in conducting preclinical and human studies, regulatory filing activities, and preparation of the IND and NDA for MAT9001 as well as costs for continued development and validation of the manufacturing process for MAT9001. We also expect significantly increased development costs associated with our MAT8800 discovery program. We also expect our general and administrative expenses to increase as we expand our administrative, compliance, legal and investor relations activities, increase our activities in developing and maintaining our intellectual property and establish our company as a publicly traded company. Net cash used in operating activities was approximately $3.9 million for the six months ended June 30, 2014 and $435,000 for the six months ended June 30, 2013. The increase in cash used in operating activities for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to higher development costs in connection with development of the manufacturing process, preclinical costs, compensation/infrastructure expenses and the costs in connection with fund raising activities and compliance. We expect that there will be a significant increase in cash used in our operating activities during 2014, as we move MAT9001 forward, as well as incur full year costs associated with our compensation expenses and corporate infrastructure.

Investing Activities

Net cash used in investing activities was $258,000 for the six months ended June 30, 2014 and $0 for the six months ended June 30, 2013. The cash used in investing activities for the six months ended June 30, 2014 was primarily the purchase of scientific laboratory equipment.

Financing Activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2014 and net cash provided by financing activities was $472,000 for the six months ended June 30, 2013. The cash provided by financing activities for the six months ended June 30, 2013 was primarily due to proceeds received from issuance of redeemable convertible preferred stock.

Funding Requirements and Other Liquidity Matters

MAT9001 is still in a development stage and our MAT8800 discovery program is in a very early stage. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	receive acceptance by the FDA of our IND for MAT9001 in patients with severe hypertriglyceridemia;

•	initiate human trials of MAT9001;

•	continue non-clinical studies of MAT9001;

•	initiate our Phase III clinical program for MAT9001;

•	enter into manufacturing and supply agreements for MAT9001;

•	seek to identify additional indications for MAT9001;

•	seek to identify product candidates under our MAT8800 discovery program;

•	maintain, leverage and expand our intellectual property portfolio for MAT9001 and MAT8800;

•	acquire or in-license other products and technologies;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and future compliance and/or commercialization efforts;

•	seek marketing approval for MAT9001for the currently planned or any additional indication;

•	commence non-clinical and preclinical studies of product candidates in our MAT8800 discovery program; and

•	establish a sales and marketing infrastructure to commercialize MAT9001 in the United States.

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

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. As of June 30, 2014, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

Item 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2014, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2014 due to material weaknesses identified in connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2013 and 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have implemented and are continuing to implement procedures and controls designed to remediate these material weaknesses and underlying deficiencies. Amongst other actions, we have added a senior accountant to our finance team; continue, expand and improve upon enhanced review procedures; and continue to document our accounting policies and our internal controls and procedures. We have hired an accounting firm that provides technical accounting support and an additional level of review. Although we believe these controls will be effective, we have not yet determined if we have successfully remediated the material weaknesses identified in connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2013 and 2012.

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

Changes in Internal Control Over Financial Reporting.

Other than the remediation efforts discussed above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART - II OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

None.

Item 1A.         Risk Factors

During the quarter ended June 30, 2014, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: August 8, 2014	Roelof Rongen
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: August 8, 2014	Gary Gaglione
Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Interim Chief Financial Officer
**32.1	Section 1350 Certifications
101.1+	XBRL Instance Document.
101.2+	XBRL Taxonomy Extension Schema Document.
101.3+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4+	XBRL Taxonomy Extension Definition Linkbase Document.
101.5+	XBRL Taxonomy Extension Label Linkbase Document.
101.6+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T. The XBRL information will be furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.