Form 10-Q
period 2014-09-30
Matinas BioPharma Holdings, Inc.
filed 2014-11-14
CIK 1582554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-193455

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

As of November 14, 2014, 32,167,650 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.
FORM 10-Q
Quarter Ended September 30, 2014

-i-

PART – I	FINANCIAL INFORMATION

Item 1.	UNAUDITED FINANCIAL STATEMENTS

MATINAS BIOPHARMA HOLDINGS, INC.
(Formerly Matinas BioPharma, Inc.)
Condensed Consolidated Balance Sheets

	September 30, 2014 Unaudited	December 31, 2013 Audited
Assets
Current assets
Cash and cash equivalents	$5,006,773	$10,840,428
Prepaid expenses and other	108,055	84,493

Total current assets	5,114,828	10,924,921
Fixed Assets, net of accumulated depreciation	357,733	93,057
Other assets, including security deposit of $300,000	316,225	315,778
TOTAL ASSETS	$5,788,786	$11,333,756

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$211,831	$396,768
Accrued expenses	764,748	462,200
Lease liability - current	44,086	-

Total current liabilities	1,020,665	858,968
Lease liability - long term	22,455	-
Total liabilities	1,043,120	858,968

Stockholders’ equity

Common stock - $0.0001 par value, 150,000,000 shares authorized, 32,167,650 shares issued and outstanding at September 30, 2014 and 32,000,000 issued and outstanding at December 31, 2013	3,217	3,200
Additional paid-in capital	15,749,890	14,302,307
Accumulated Deficit	(11,007,441)	(3,830,719
Total stockholders’ equity	4,745,666	10,474,788
Total liabilities and stockholders’ equity	$5,788,786	$11,333,756

The accompanying unaudited notes are an integral part of these financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.
(Formerly Matinas BioPharma, Inc.)
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2014	2013

Operating expenses:
Research and development	$1,069,716	$745,000
General and administrative	1,535,617	708,084
Total operating expenses	2,605,333	1,453,084
Loss from operations	(2,605,333)	(1,453,084)

Other expense, net	6,495	3,259

Net loss	$(2,611,828)	$(1,456,343)
Net loss per share - basic and diluted	$(0.08)	$(0.10)
Weighted average common shares outstanding:
	32,060,796	14,895,604

	Nine Months Ended September 30,
	2014	2013
Operating expenses:
Research and development	$3,261,747	$1,034,700
General and administrative	3,893,100	873,888
Total operating expenses	7,154,847	1,908,588
Loss from operations	(7,154,847)	(1,908,588)

Other expense, net	21,876	3,202

Net loss	$(7,176,723)	$(1,911,790)
Net loss per share - basic and diluted	$(0.22)	$(0.13)
Weighted average common shares outstanding:
	32,020,265	14,895,604

The accompanying unaudited notes are an integral part of these financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.
(Formerly Matinas BioPharma, Inc.)
Unaudited Condensed Consolidated Statements of Cash Flow

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(7,176,723)	$(1,911,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51,495	662
Share-based compensation	1,446,600	178,020
Changes in operating assets and liabilities:
Deposits	(4,591)	-
Prepaid expenses	(47,070)	(30,392)
Other liabilities	370,089	241,466
Accounts payable	(184,937)	200,469

Net cash used in operating activities	(5,545,137)	(1,321,565)
Cash flows used by investing activities
Equipment purchases	(288, 518)	(28,298)
Net cash used in investing activities	(288,518)	(28,298)

Cash flows from financing activities

Re-payment of loans provided by founders	-	(24,100)

Proceeds from redeemable convertible preferred stock issued for cash	-	500,001
Preferred Stock issuance costs	-	(4,140)
Proceeds from common stock issued for cash	-	15,000,000
Common stock issuance costs	-	(2,378,674)
Proceeds from formation of holding’s common stock	-	375,000
Proceeds from formation warrants	-	10,000
Proceeds from private placement warrants	-	20,000

Net cash provided by financing activities	-	13,498,087

Net ( decrease) increase in cash and cash equivalents	(5,833,655)	12,148,224

Cash and cash equivalents:
Beginning of period	10,840,428	424,364
End of period	$5,006,773	$12,572,588

The accompanying unaudited notes are an integral part of these financial statements

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

MAT9001 is a uniquely engineered, prescription only omega-3 fatty acid medication comprising docosa-pentaenoic acid (DPA) and is specifically designed to provide a differentiated pharmacotherapy for the treatment of dyslipidemia. The Company’s MAT9001 development approach for the severe hypertriglyceridemia indication is similar to the clinical trial programs used by other pharmaceutical companies for FDA approval of other omega-3 fatty acid based products in this indication. By designing the MAT9001 development program for this indication in a manner consistent with the established FDA guidance, the Company believes the required clinical development program and regulatory approval pathway for MAT9001 for severe hypertriglyceridemia is more predictable and may be relatively lower in risk compared to other typical clinical development programs in the cardiovascular field.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to raise capital, any changes in the regulatory environment and FDA requirements for approval within the dyslipidemia field, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and other factors listed under the heading “Risk Factors” elsewhere in this report and other reports that the Company files with the Securities and Exchange Commission.

NOTE B - Going Concern and Plan of Operation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2014, the Company had an accumulated deficit of approximately $11 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the nine months ended September 30, 2014 was approximately $7.2 million.

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

The Company will need to secure additional capital in order to initiate and complete its planned clinical and operational activities related to further development of MAT9001 and we can provide no assurances that such additional financing will be available on favorable terms, or at all. Without such additional funding, the Company is anticipating that the existing cash balance on hand at September 30, 2014 would be sufficient to meet operating activities approximately into the beginning of March 2015. The Company’s recurring losses from operations, and need for additional funding, raise substantial doubt about its ability to continue as a going concern, and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s financial statements as of and for the year ended December 31, 2013 with respect to this uncertainty.

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

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

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

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At various times throughout the period ended September 30, 2014, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in 2013 and 2012 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2014. In addition, future changes in unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation.

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

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants would have an antidilutive effect. As of September 30, 2014 and 2013 the number of shares issuable upon the exercise of stock options, warrants, and shares held in escrow was 20,665,000 and 17,085,000, respectively.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements.  The standard provides accounting guidance that will be used along with existing auditing standards. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operation.

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

After consummation of the Merger transaction, the management of Matinas BioPharma became the management of Holdings and the board representatives consisted of four former Board members of Matinas BioPharma and Mr. Adam Stern as the Aegis Capital Corp. nominee. Because Holdings was formed solely to effect the Merger and the 2013 Private Placement, with no operations, and assets consisting solely of cash and cash equivalents, the Company accounted for the Merger as a reverse acquisition. The legal acquirer Matinas BioPharma becomes the successor entity, and its historical results became the historical results for Holdings (the legal acquirer and the registrant).

2013 Private Placement

In July and August 2013, Holdings completed the 2013 Private Placement, under which it sold an aggregate of 15,000,000 shares of its common stock and warrants to purchase an aggregate of 7,500,000 shares of Holdings’ common stock with an exercise price of $2.00 per share, which warrants are exercisable for a period of five years from the initial closing date (the “Investor Warrants”). The aggregate gross proceeds of the units sold ($15.0 million gross proceeds) were allocated between the warrants and the common stock based on their relative fair values which amounted to approximately $11,983,000 allocated to the common stock and $3,017,000 allocated to the warrants. One of the units was sold to Mr. Herbert Conrad for the full offering price of $250,000, and consisted of 250,000 shares of common stock and 125,000 warrants.

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

Registration Rights and Other

In connection with the 2013 Private Placement, Holdings entered into a registration rights agreement with the private placement investors, the Placement Agent and the holders of its outstanding warrants. Holdings was required to file with the SEC no later than October 7, 2013 (the “Filing Deadline”), a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants, issued in the 2013 Private Placement, as well as the shares of common stock underlying the Formation Warrants, the Merger Warrants, and the Private Placement Warrants. The Company was also required to use commercially reasonable efforts to have the registration statement declared effective within one hundred and fifty (150) days after the registration statement was filed (the “Effectiveness Deadline”). The Company is required to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), for a period of one year or for such shorter period ending on the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all of the registrable securities covered by the registration statement can be sold under Rule 144 without any volume limitations (the “Effectiveness Period”). If this registration statement was not declared effective on or before the Effectiveness Deadline, Holdings would have been required to pay to each holder of registrable securities purchased in the 2013 Private Placement an amount in cash equal to one half of one percent (0.5%) of such holder’s investment amount on every thirty (30) day anniversary of such Effectiveness Deadline until such failure was cured. The Company’s registration statement was declared effective by the Securities and Exchange Commission on February 12, 2014, therefore no liability for the above provision has been recognized. If the Company does not maintain the effectiveness of the registration statement during the Effectiveness Period, subject to certain limitations and the right of the Company to suspend the use of the prospectus for certain periods, Holdings shall pay to each holder of registrable securities purchased in 2013 Private Placement an amount in cash equal to half of one percent (0.5%) of such holder’s investment amount on every thirty (30) day anniversary of such failure to maintain the registration statement until such failure was cured; provided however that such liquidated damages shall be paid only with respect to registrable securities that cannot then be immediately resold in reliance on Rule 144. No provision has been made as of September 30, 2014 for a potential penalty.

NOTE E – Fixed Assets

Fixed assets, summarized by major category, consist of the following ($ in thousands):

	September 30,	December 31,
	2014	2013
Lab Equipment	$244	26
Furniture and Fixtures	20	20
Capitalized Leased Equipment	111	0
Leasehold Improvements	48	48
Total	$424	$94
Less accumulated depreciation	66	1
Fixed assets, net	$358	$93

NOTE F - Stock Holders Equity

Preferred Stock – Matinas BioPharma Inc.

Prior to July 11, 2013, the Company was authorized to issue up to 6,481,481 shares of redeemable convertible preferred stock, par value $0.0001 per share, with such designations, rights, and preferences as may be determined from time to time by the Company Board of Directors. Among other features, shares of Series A Convertible Redeemable Preferred Stock were redeemed by the Company at a price equal to the Series A Original Issue Price per share, plus all declared but unpaid dividends thereon in two annual installments commencing not more than 90 days after receipt by the Company at any time on or after October 2017 (fifth anniversary of initial public offering closing), from the holders of at least a majority of the then outstanding shares of Series A Convertible Redeemable Preferred Stock, of written notice requesting redemption of all shares of Series A Convertible Redeemable Preferred Stock. The Company was required to redeem, on a pro-rata basis in accordance with the number of shares of Series A Convertible Redeemable Preferred Stock owned by each holder. This instrument was classified outside of permanent equity.

As part of the formation and reverse acquisition of Matinas BioPharma Holdings discussed in Note D all authorized Preferred Shares of Matinas BioPharma Inc. were canceled and exchanged for Holdings’ common shares. There were no shares of the redeemable convertible preferred stock outstanding at September 30, 2014, and this instrument is no longer authorized by the Company articles of incorporation.

Warrants

As of September 30, 2014, the Company had outstanding warrants to purchase an aggregate of 15,250,000 shares of common stock at exercise prices ranging from $1.00 to $2.00 per share.

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

A summary of equity warrants outstanding as of September 30, 2014 is presented below, all of which are fully vested.

Shares
July 11, 2013 formation of Holdings, 4,000,0000 warrants issued, terms 5 years, exercisable at $ 2.00, including 250,000 warrants sold to Mr. Adam Stern	4,000,000
July 11, 2013 recapitalization of Matinas BioPharma Inc. 1,000,000 warrants issued, terms 5 years, exercisable at $ 2.00	1,000,000
July and August,2013 completion of Private Placement, 7,500,000 warrants issued, terms 5 years, exercisable at $ 2.00	7,500,000
July 30, 2013 Placement Agent warrants issued as part of compensation for Private Placement. Terms 5 years, exercisable at $ 2.00	750,000
July 30, 2013 Placement Agent warrant issued as part of compensation for Private Placement. Terms 5 years exercisable at $ 1.00	1,500,000
July 30, 2013 500,000 warrants sold to Chairman of Board Mr. Herb Conrad for $ 20,000. Terms 5 years, exercisable at $ 2.00 per share	500,000
Total Warrants Outstanding at September 30, 2014	15,250,000

NOTE G - Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. The Company currently has reserved 8,250,000 shares of common stock for issuance under the plan.

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

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows ($ in thousands):

	$ in thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Research and Development	$223	$27	$330	$27
General and Administrative	677	151	1,117	151
Total	$900	$178	$1,447	$178

Stock Incentive Plans:

The following table contains information about the Company’s stock plan at September 30, 2014:

	Awards Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	8,250,000	5,582,650	*	2,667,350

* includes both stock grants and option grants

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2013 to September 30, 2014:

		Weighted average
	Number of Options	Exercise Price
Outstanding at December 31, 2013	3,160,000	$0.94
Granted	2,380,000	$1.23
Exercised	0	N/A
Forfeited	(100,918)	$0.94
Expired	(24,082)	$0.94
Outstanding at September 30, 2014	5,415,000	$1.07

NOTE H - Commitments

Security Deposit

The Company was obligated to provide a security deposit of $300,000 to obtain lease space. Starting June 1, 2015, this deposit can be reduced by $100,000 on an annual basis, down to $50,000, as long as the Company makes timely rental payments.

Lease Space

On November 1, 2013, the Company entered into 7 year lease for office space in Bedminster, New Jersey which started June, 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term. The Company records rent expense on a straight-line basis.

In December of 2013, the Company entered into an agreement to lease laboratory space for one year starting January 1, 2014 in Monmouth Junction, New Jersey at a monthly rent of $2,072.

Listed below is a summary of future lease rental payments as of September 30, 2014:

Lease
Commitments
2014	$44,384
2015	154,140
2016	157,076
2017	160,014
2018 & Beyond	582,797
Total future minimum lease payments	$1,098,411

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

MAT9001, Matinas BioPharma’s lead drug candidate, with an initial indication for the treatment of severe hypertirglyceridemia (TG>500 mg/dl). MAT9001 is a uniquely engineered, prescription-only omega-3 fatty acid medication comprising docosa-pentaenoic acid (DPA) and other omega-3 fatty acids. Matinas BioPharma has specifically designed MAT9001 to provide a differentiated pharmacotherapy for the treatment of dyslipidemia.

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

We are a development stage company and have not generated any revenues. We have never been profitable. Our net loss was approximately $7.2 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT9001. Furthermore, we expect to incur additional costs associated with operating as a public company, including compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

	Three months Ended September 30,
	2014	2013
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$253	$232
Preclinical trails	77	43
Clinical Development	7	0
Regulatory	115	36
Internal staffing, Overhead and Other	617	434
Total research & development	$1069	$745

	Nine months Ended September 30,
	2014	2013
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$993	$450
Preclinical trails	219	43
Clinical Development	81	0
Regulatory	333	72
Internal staffing, Overhead and Other	1636	470
Total research & development	$3262	$1035

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

We believe we have optimized the manufacturing process for the active pharmaceutical ingredient of MAT9001 and have completed various preclinical studies with the MAT9001 active ingredient. We completed the first preclinical studies of MAT9001 during the fourth quarter of 2013 with others completed during 2014. We commenced manufacturing of GMP batches of MAT9001 late in the first quarter of 2014. The Company filed its IND for MAT9001 with the FDA on October 20, 2014. We expect to commence the first human study of MAT9001 during the fourth quarter of 2014. Thereafter we are considering initiating a Special Protocol Assessment Review with the FDA during early 2015 and expect to commence the first pivotal Phase III study of MAT9001 in patients with severe hypertriglyceridemia in mid-2015, complete our Phase III program and plan to submit an NDA with the FDA during early 2017, and to receive approval from the FDA to commercialize MAT9001 in the United States for the treatment of patients with triglyceride levels greater than or equal to 500 mg/dl, or severe hypertriglyceridemia, late 2017, at the earliest.

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

We anticipate that our general and administrative expenses will increase in 2015 due to many factors, the most significant of which include:

•	increased personnel as we expand our operations to prepare for and execute upon our Phase III pivotal studies of MAT9001, which we expect to commence in mid-2015; and

•	increased expenses related to becoming a publicly-traded company, including expenses in support of compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

Other Expense, net

Other Expense, net for the nine months ended September 30, 2014 is comprised of miscellaneous tax payments partially offset by interest income earned on cash balances.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following range of assumptions were used to value options granted during third quarter of 2014 and re-measure stock options issued to consultants..

2014 Third Quarter
Exercise price of options granted	$0.85 – 1.28
Expected volatility	57.86 – 65.27
Risk-free interest rate	1.78 – 1.92%
Expected life of options (years)	5.04 – 6.0 years
Expected annual dividend per share	$0.00

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees was $ 1.4 million for the nine months ended September 30, 2014 and $70,000 for the nine months ended September 30, 2013. As of September 30, 2014, we had $2.2 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.1 years. While our share-based compensation for stock options granted to employees and non-employees to date has not been material to our financial results, in future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the nine months and three months ended September 30, 2014 and 2013 ($ in thousands) as follows:

	Three months ended September 30,
	2014	2013
General and administrative	$677	$151
Research and development	223	27
Total	$900	$178

	Nine months ended September 30,
	2014	2013
General and administrative	$1,117	$151
Research and development	330	27
Total	$1447	$178

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

In Managements opinion, there were no significant changes in our business from the date of our outside valuation (September 1, 2013) through the date we began trading on the Over-the Counter Bulletin Board (OTCBB) on July 22, 2014, that would material impact the value of our Company. Once the Company began trading, the closing price of our stock (on the date of a grant) is used as an input in the measurement of stock-based compensation.

We estimated the forfeiture rate at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data.

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of September 30, 2014, there were approximately 2,667,350 shares of our common stock available for issuance under the Plan.

As of September 30, 2014, we had outstanding options to purchase an aggregate of 5,415,000 shares of our common stock with a weighted average exercise price of $1.07. At September 30, 2014, 1,832,917 options vested at a weighted average exercise price of $1.06 per share. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at September 30, 2014. The total intrinsic value of options outstanding and vested at September 30, 2014 was de minimis.

Basic and Diluted Net Loss Per Share of Common Stock

We compute basic net loss per share of common stock by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects stock options. We compute diluted net loss per share of common stock by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects stock options outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share of common stock for the three months ended September 30, 2014 and 2013.

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

Results of Operations

Comparison of three months ended September 30, 2014 and 2013

	Three months ended
	September 30,		Increase
	2014	2013	(Decrease)
	(In thousands)
Expenses:
Research and development	$1,069	$745	$324
General and administrative	1,536	708	828
Operating Expenses	$2,605	$1,453	$1,152

Research and Development expenses. Research and development expense for the three months ended September 30, 2014 was $1.1 million, compared to $0.7 million for the three months ended September 30, 2013, an increase of $0.4 million. The increase in research and development expense was primarily due to an increase in activities for the development of the manufacturing process for MAT9001, preclinical studies and build out of our R&D infrastructure.

General and Administrative expenses. General and administrative expense for the three months ended September 30, 2014 was $1.5 million compared to $0.7 million for the three months ended September 30, 2013, an increase of $0.8 million. The increase in general and administrative expense was primarily due to increased compensation expenses, particularly associated with share based compensation, professional fees related to going public and increased costs related to operating as a public company.

Comparison of nine months ended September 30, 2014 and 2013

	Nine months ended
	September 30,		Increase
	2014	2013	(Decrease)
	(In thousands)
Expenses:
Research and development	$3,262	$1,035	$2,227
General and administrative	3,893	874	3,019
Operating Expenses	$7,155	$1,909	$5,246

Research and Development expenses. Research and development expense for the nine months ended September 30, 2014 was $3.3 million, compared to $ 1.0 million for the nine months ended September 30, 2013, an increase of $2.3 million. The increase in research and development expense was primarily due to an increase in activities for the development of the manufacturing process for MAT9001, the costs incurred for preclinical studies, increases in stock based compensation, increased headcount and the costs incurred to build out of our R&D infrastructure.

General and Administrative expenses. General and administrative expense for the nine months ended September 30, 2014 was $3.9 million compared to $0.9 million for the nine months ended September 30, 2013, an increase of $ 3.0 million. The increase in general and administrative expense was primarily due to increased compensation expenses, particularly associated with share based compensation, new employee compensation, ongoing accounting and legal and professional services, including those legal services associated with the registration statement covering the resale of the shares of common stock, increased costs of operating as a public company and the shares of common stock underlying the warrants issued in the 2013 Private Placement, as well as shares of common stock underlying the warrants issued in connection with our formation, the merger of Holdings and BioPharma and the private placement of warrants, compliance and intellectual property filings.

As noted previously, in terms of operating expenses (particularly compensation expenses), 2013 represents a partial year (i.e. start-up year), hence 2014 is showing increased expenses due to a full year of operations in both Research and Development, and General and Administrative expenses. In addition, it should be noted that our Board Members have elected to take their compensation in the form of share based compensation in lieu of cash compensation, for the third and fourth quarters of 2014 and for the foreseeable future.

Sources of Liquidity

We have funded our operations since inception through private placements of preferred stock and our common stock and common stock warrants. As of September 30, 2014, we raised a total of $14.0 million in net proceeds from sales of our equity securities.

As of September 30, 2014, we had cash and cash equivalents totaling $5.0 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Nine months ended September 30,
	2014	2013
Cash used in operating activities	$(5,545)	$(1,322)
Cash used in investing activities	(288)	(28)
Cash provided by financing activities	-	13,498
Net increase/(decrease) in cash and cash equivalents	$(5,833)	$12,148

Operating Activities

We have incurred significant costs in the area of research and development, including manufacturing, analytical, regulatory and other development costs, as the manufacturing process for our product was being developed. However, we will have significantly increased development costs in conducting preclinical and human studies, regulatory filing activities, and preparation of the IND and NDA for MAT9001 as well as costs for continued development and validation of the manufacturing process for MAT9001. We also expect significantly increased development costs associated with our MAT8800 discovery program. We also expect our general and administrative expenses to increase as we expand our administrative, compliance, legal and investor relations activities, increase our activities in developing and maintaining our intellectual property and maintaining our company as a publicly traded company. Net cash used in operating activities was approximately $5.5 million for the nine months ended September 30, 2014 and $1.3 million for the nine months ended September 30, 2013. The increase in cash used in operating activities for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to higher development costs in connection with development of the manufacturing process, preclinical costs, compensation/infrastructure expenses and the costs in connection with fund raising activities and compliance. We expect that there will be a significant increase in cash used in our operating activities during the remainder of 2014, as we move MAT9001 forward, as well as incur full year costs associated with our compensation expenses and corporate infrastructure.

Investing Activities

Net cash used in investing activities was $288,000 for the nine months ended September 30, 2014 and $28,000 for the nine months ended September 30, 2013. The cash used in investing activities for the nine months ended September 30, 2014 was primarily the purchase of scientific laboratory equipment.

Financing Activities

Net cash provided by financing activities was $0 for the nine months ended September 30, 2014 and net cash provided by financing activities was $13.5 million for the nine months ended September 30, 2013. The cash provided by financing activities for the nine months ended September 30, 2013 was primarily due to proceeds received from our Private Placement.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures requirements approximately into the beginning of March 2015 and the initiation of the first human study of MAT9001. We will need additional financing to initiate and conduct our intended Phase III clinical program for MAT9001, file additional patent applications and enhance our intellectual property position for MAT9001 and MAT8800, validate the manufacturing processes at our various suppliers and prepare for submission of an NDA for MAT9001, and conduct preclinical work in order to identify product candidates under our MAT8800 discovery program. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Significant additional funds may be required to initiate and complete our Phase III clinical program for MAT9001 if the FDA does not agree with our intended regulatory pathway under Section 505(b)(2) of the Act and to initiate and complete those preclinical and human trials deemed necessary or advisable for product candidates selected pursuant to our MAT8800 discovery program. If the FDA does not agree with our streamlined regulatory and clinical approach for our intended Phase III trial to support a NDA filing for MAT9001 under Section 505(b)(2) of the Act, we believe that we will need at least $20.0 million to $60.0 million of additional capital following to complete our Phase III clinical program and submit a NDA under Section 505(b)(1) of the Act if so required by the FDA.

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

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. As of September 30, 2014, we had no material Contractual Obligations or Commitments that will affect our future liquidity.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2014, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2014 due to actions we have taken during 2014 to remediate material weaknesses identified in connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2013 and 2012. Such remediation actions included adding accounting resources, adding additional layers of review, and segregation of duties. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting.

Other than the remediation efforts discussed above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART - II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Except as set forth below, during the quarter ended September 30, 2014, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

We will need to raise significant additional capital to support our development and commercialization efforts for MAT9001.

We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements approximately into the beginning of March 2015. We need to seek additional equity or debt financing to initiate and conduct our intended Phase III clinical program for MAT9001, file additional patent applications and enhance our intellectual property position for MAT9001 and MAT8800, validate the manufacturing processes at our various suppliers and prepare for submission of an NDA for MAT9001, and conduct preclinical work in order to identify product candidates under our MAT8800 discovery program. We believe we will need at least $20.0 million to $60.0 million of additional capital to complete our Phase III clinical program and submit a New Drug Application, or NDA. In addition, we will need to raise additional funding to complete clinical development of any product candidate that emerges from MAT8800.

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

We expect to incur substantial expenses without corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize MAT9001. We have been engaged in developing MAT9001 since 2011. To date, we have not generated any revenue from MAT9001 and we expect to incur significant expense to complete our Phase III clinical program for MAT9001 in the United States. We may never be able to obtain regulatory approval for the marketing of MAT9001 in any indication in the United States or internationally. Even if we are able to commercialize MAT9001 or any other product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss for the nine months ended September 30, 2014 was $7.2 million and our net loss for the year ended December 31, 2012 and 2013 was $0.1 million and $3.7 million, respectively. As of September 30, 2014, we had an accumulated deficit of $11.0 million.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

None.

Item 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: November 14, 2014	Roelof Rongen
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: November 14, 2014	Gary Gaglione
Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.
*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Interim Chief Financial Officer
**32.1	Section 1350 Certifications
101.1	XBRL Instance Document.
101.2	XBRL Taxonomy Extension Schema Document.
101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
101.4	XBRL Taxonomy Extension Definition Linkbase Document.
101.5	XBRL Taxonomy Extension Label Linkbase Document.
101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.