Form 10-Q
period 2015-03-31
Matinas BioPharma Holdings, Inc.
filed 2015-05-15
CIK 1582554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, 56,900,670 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.
FORM 10-Q
Quarter Ended March 31, 2015

- i -

Matinas BioPharma Holdings Inc.

Balance Sheets

	March 31,	December 31,
	2015 (Unaudited)	2014 (Audited)

ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$4,616,529	$2,590,713

Restricted Cash - current	100,000	100,000

Contract Research Receivables	30,109	-

Prepaid Expenses	93,626	114,425

Total Current Assets	4,840,264	2,805,138

Fixed Assets - net	339,036	339,995

In-process research and development	3,017,377	-

Goodwill	1,384,674	-

Other assets including long term security deposit	216,395	216,317

TOTAL ASSETS	$9,797,746	$3,361,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$466,620	$271,155
Accrued Expenses	780,840	802,746
Deferred Rent Liability	5,757	-
Note Payable	10,000	-
Lease Liability	44,636	44,362

Total Current Liabilities	$1,307,853	$1,118,263

LONG TERM LIABILITIES

Deferred Tax Liability	1,253,327	-
Contingent Consideration	843,674	-
Lease Liability - Long Term	$-	$15,291

TOTAL LIABILITIES	$3,404,854	1,133,554

STOCKHOLDERS' EQUITY

Common Stock Par Value $ 0.0001, 150,000,000 Authorized, 46,775,670 Issued and outstanding as of March 31, 2015; 32,292,650 Issued and outstanding as of December 31, 2014	4,679	3,230

Additional Paid in Capital	23,010,088	16,276,430

Accumulated Deficit	(16,621,875)	(14,051,764)

Total Stockholders' Equity	6,392,892	2,227,896

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,797,746	$3,361,450

The accompanying unaudited notes are an integral part of these financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31 (Unaudited)
	2015	2014

Contract Research Revenue	$57,636	$-

OPERATING EXPENSES

Research and development	1,448,413	1,073,781
General and administrative	1,177,841	1,055,247

Total Operating Expenses	2,626,254	2,129,028

Loss from Operations	(2,568,618)	(2,129,028)

Other expense, net	1,493	9,996

NET LOSS	$(2,570,111)	$(2,139,024)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.07)

WEIGHTED AVERAGE BASIC AND DILUTED NUMBER OF SHARES OUTSTANDING	35,561,911	32,000,000

The accompanying unaudited notes are an integral part of these financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.

STATEMENT OF STOCKHOLDER'S EQUITY

March 31, 2015

	Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	(Shares)	(Amount)	(Shares)	(Amount)	Paid - in Capital	Deficit	Deficit

Balance at December 31, 2012	925,926	$456,528	10,000,000	$1,000	-	$(117,592)	$(116,592)

Sale of Preferred Stock	925,926	500,001

Issuance cost paid in connection of sale of preferred stock		(4,140)

Formation of Matinas BioPharma Holdings (July 11, 2013)			7,500,000	750	374,250		375,000

Elimination of Matinas Biopharma Inc. Equity (July 11, 2013)	(1,851,852)	(952,389)	(10,000,000)	(1,000)			(1,000)

Issuance of shares in Matinas Holdings to former shareholders of Matinas Biopharma Inc			9,000,000	900	952,489		953,389

Sale of warrants					138,316		138,316

Private Placement ( July 30, 2013 and August 8, 2013)			15,000,000	1,500	14,998,500		15,000,000

Private Placement Issuance Costs					(2,378,672)		(2,378,672)

Restricted Stock Grant to non-employee			500,000	50	469,950		470,000

Restricted Stock for services to be rendered					(463,562)		(463,562)

Stock Based Compensation - options					211,036		211,036

Net Loss for the year ended December 31, 2013						(3,713,127)	(3,713,127)

Balance at December 31, 2013	-	$-	32,000,000	$3,200	$14,302,307	$(3,830,719)	$10,474,788

Stock Based Compensation					1,821,402		1,821,402

Issuance of Common Stock for services			292,650	30	152,721		152,751

Net loss for the year ended December 31, 2014						(10,221,045)	(10,221,045)

Stock Holders Equity December 31, 2014	-	$-	32,292,650	$3,230	$16,276,430	$(14,051,764)	$2,227,896

Aquarius Inc. Purchase January 29, 2015			4,608,020	461	2,119,229		2,119,689

First Closing of Private Placement March 31, 2015, including Placement Agent Warrants			9,875,000	988	4,281,746		4,282,734

Stock Based Compensation					332,683		332,683

Net Loss for the Quarter ended March 31, 2015						(2,570,111)	(2,570,111)

Stock Holders Equity March 31, 2015	-	$-	46,775,670	$4,679	$23,010,088	$(16,621,875)	6,392,892

MATINAS BIOPHARMA HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Quarter Ended
	March 31, Unaudited
	2015	2014
Cash flows from operating activities:
Net loss	$(2,570,111)	$(2,139,024)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,856	9,452
Share based compensation	332,683	273,824

Changes in operating assets and liabilities, net of amounts assumed in the acquisition of Aquarius
Other assets	(78)	(41,117)
Accounts receivable	15,535	-
Prepaid expenses	26,583	37,980
Accrued expenses - other liabilities	(33,347)	(75,720)
Accounts payable	(104,948)	(154,441)

Net cash used in operating activities	(2,322,827)	(2,089,046)

Cash flows used by investing activities
Equipment purchases	(4,845)	(193,277)
Cash acquired in the business combination	70,754

Net cash provided by (used in) investing activities	65,909	(193,277)

Cash flows from financing activities:
Proceeds from common stock issued for cash	4,937,500	-
Common stock issuance costs	(654,766)	-

Net cash provided by financing activities	4,282,734	-

Net increase (decrease) in cash equivalents	2,025,816	(2,282,323)
Cash and cash equivalents at beginning of period	2,590,713	10,840,428

Cash and cash equivalents at end of period	$4,616,529	$8,558,105

Supplemental non-cash financing activities
Capital lease for equipment purchase	-	111,095
Stock consideration for Aquaries merger	2,119,689	-

The accompanying unaudited notes are an integral part of these financial statements

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Financial Statements
(tabular dollars and shares in thousands, except per share data)

NOTE A - Company Information and History

[1]	Corporate History

Matinas BioPharma Holdings Inc. (“Holdings”) a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc., and Aquarius Biotechnologies, Inc. its operating subsidiaries (“BioPharma” or “the Company” or “we” or “our” or “us”). The Company is a development stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products.

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

On January 29, 2015, we completed the acquisition of Aquarius Biotechnologies Inc., (referred to as the “Aquarius Merger” throughout this document and which is discussed in more detail under (Note D), a New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid-based, drug delivery platform called “cochleate delivery technology.” Following the Aquarius Merger, we are a clinical-stage biopharmaceutical company focused on the development of targeted therapeutics for the treatment of serious fungal infections and multi-drug resistant, or MDR, gram-negative bacterial infections, using our innovative lipid-based drug delivery platform. See acquisition Note D for additional information on this transaction.

[2]	Proprietary Products and Technology Portfolios

Our proprietary cochleate lipid-crystal nano-particle delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, is designed specifically for the targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation. This license comprises a range of issued patents and patent applications, as well as the use of proprietary know-how with respect to the manufacturing and testing of products using this technology.

Our lead product candidate using the cochleate delivery technology is MAT2203, an oral formulation of the broad spectrum intravenous(IV)-delivered anti-fungal agent amphotericin B. MAT2203 is under development for serious fungal infections and a single-escalating-dose Phase 1 study with MAT2203 has been completed. We expect to commence and complete a Phase 2a study of MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, in 2015, with initial results expected in the fourth quarter of 2015. We are developing a pipeline of targeted delivery formulations by applying our cochleate oral delivery technology to a potentially broad array of proven medications, including MAT2501. MAT2501 is an oral cochleate formulation of the broad spectrum intravenous (IV)-delivered aminoglycoside antibiotic called amikacin, which is most often used for treating severe, hospital-acquired infections, including Gram-negative bacterial infections. MAT2501 is currently in the formal toxicology testing stage, expected to lead to an IND filing in late 2015.

We are also developing novel prescription-only pharmaceutical products with lipids as the active pharmaceutical ingredient. MAT9001 is under development for an initial indication for the treatment of highly elevated triglycerides, or severe hypertriglyceridemia. We submitted an IND to the Food and Drug Administration (FDA) for MAT9001 in October, 2014 and a comparative PK/PD study with 42 enrolled patients has recently completed enrollment, with data expected in the second quarter of 2015. Finally, our MAT8800 discovery program is working to develop product candidates comprising omega-3 fatty acids for the treatment of non-alcoholic fatty liver disease, a condition for which there are currently no approved pharmacologic treatments available.

[3]	Business Risks

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to raise capital, any changes in the regulatory environment and FDA requirements for regulatory approval, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and other factors listed under the heading “Risk Factors” elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and other reports that the Company files with the Securities and Exchange Commission.

NOTE B – Going Concern and Plan of Operations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2015, the Company had an accumulated deficit of approximately $16.6 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the twelve months ended December 31, 2014 was approximately $10.2 million and $ 2.6 million for the three months ended March 31, 2015.

Assuming the Company obtains FDA approval for one or more of its product candidates, which the Company does not expect to receive until 2018 at the earliest, the Company expects that its expenses will increase if the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward for other indications for its lead development products and diversifies its R&D portfolio. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

The Company will need to secure additional capital in order to fund operations and to initiate and complete its planned clinical and operational activities related to the product candidates and technologies that the Company recently acquired from Aquarius. The Company can provide no assurances that such additional financing will be available on favorable terms, or at all. Without such additional funding, the Company is anticipating that the existing cash balance on hand at March 31, 2015 would be sufficient to meet operating activities to March, 2016. The Company’s recurring losses from operations, and need for additional funding, raise substantial doubt about its ability to continue as a going concern, and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty. Subsequently, the Company held the final closing for its 2015 Private Placement and we expect that the net proceeds from the final closing together with the Company’s existing cash balances will be sufficient to fund operations through early 2016. See Note E for additional information regarding the 2015 Private Placement.

NOTE C - Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Matinas BioPharma Holdings Inc. (Holdings) and its wholly owned subsidiaries, Matinas BioPharma Inc. and Aquarius Biotechnologies Inc. the operational subsidiaries of Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

These interim unaudited financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2014, which are included in the Form 10-K filed with the SEC on March 31, 2015. In the opinion of management, the interim unaudited financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At various times throughout the period ended March 31, 2015, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

[5]	Fixed Assets

Fixed Assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company’s fixed assets range from three to ten years. Capitalized costs associated with leasehold improvements are depreciated over the lesser of the useful life of the asset or the remaining life of the lease.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in 2013 and 2012 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2015. In addition, future changes in unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation.

Since the Company incurred net operating losses in every tax year since inception, 2012, 2013 and 2014 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

[7]	Stock-Based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, “ Stock Based Compensation” .. Stock-based compensation to employees consist of stock options grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

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

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

·	Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

·	Level 2 - Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

·	Level 3 - Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The carrying amounts of cash and cash equivalents, other current assets, accounts payable, note payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

[9]	Basic Net Loss per Common Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants would have an antidilutive effect. As of March 31, 2015 and 2014 the number of shares issuable upon the exercise of stock options and warrants was 33,938,000 and 18,410,000, respectively.

[10]	Revenue Recognition

The Company recognizes revenue from the NIH contracts when the specified performance milestone is achieved. The milestones are analyzed and approved on a monthly basis through progress reports submitted by the Company.

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

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

We are currently assessing the impact that this standard may have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating its existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. However, on April 1, 2015, the FASB proposed a deferral of the effective date of ASU 2014-09 by one year. This would make ASU 2014-09 effective for the Company on January 1, 2018. If this proposal is approved, early adoption of ASU 2014-09 would be permitted effective January 1, 2017. ASU 2014-09 allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the method of adoption and the potential impact the update may have on our financial position and results of operations.

[13]	Business Combination

The Company accounts for acquisitions using the acquisition method of accounting which requires the recognition of tangible and identifiable intangible assets acquired and liabilities assumed at their estimated fair values as of the business combination date. The Company allocates any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company's operating results from the date of acquisition.

The Company's intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. There was no impairment for the three months ended March 31, 2015. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

[14]	Goodwill

Goodwill, derived from the Company's acquisition of Aquarius, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the three months ended March 31, 2015.

[15]	Contingent Consideration

Contingent consideration arising from the acquisition of Aquarius is included as part of the purchase price and is recognized at fair value as of the acquisition date. Subsequent to the acquisition date, the Company measures contingent consideration arrangements at fair value for each period until the contingency is resolved. These changes in fair value are recognized in our consolidated statements of operations. Changes in fair values reflect new information about the likelihood of the payment of the contingent consideration and the passage of time. There was no change in the estimated fair value of the contingent consideration during the three-month period ended, March 31, 2015.

[16]	Subsequent Events:

The Company has evaluated subsequent events through the filing date of this 10Q, Refer to Note I regarding subsequent events.

NOTE D – Acquisition of Aquarius Biotechnologies, Inc.

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

The transaction was accounted for as a business combination, and accordingly the Company has included the results of operations of Aquarius subsequent to the January 29, 2015 closing date. The transaction resulted in a significant amount of in-process research and development, goodwill and deferred tax liability on the balance sheet, as detailed below.

The acquisition-date fair value of the consideration transferred totaled $2,873,035 as of January 29, 2015 and consisted of the following items:

Fair value of 4,608,020 of common stock issued at a price per share of $0.46 as of January 29, 2015the closing date of the merger.	$2,119,689

Fair value of potential Matinas common stock as contingent consideration that will be issued upon achieving certain future clinical milestone-(a)	422,609

Fair value of potential Matinas common stock as contingent consideration that will be issued upon achieving certain future regulatory milestone-(a)	330,737

Total consideration	$2,873,035

(a)-Reflects recognition of the estimated fair value of the contingent consideration payable with issuance of Matinas common stock upon achievement of certain future clinical and regulatory milestones, the achievement of which is uncertain. The fair value of the additional shares were established by assigning probabilities and projected dates of positive outcome for the milestones and valuing the future issuance of the shares by using the Black-Scholes options pricing model to account for the uncertainty in the future value of the shares. The value of the shares as derived using the options pricing model were then weighted based on the probability of achieving the milestones to determine the fair market value of the additional shares.

The preliminary allocation of the total purchase price is described below based on the estimated fair value of the assets acquired and liabilities assumed on the date of the acquisition. Management is in the process of refining this allocation.

Cash	$70,754
Contract/ Account receivable	45,644
Prepaid expenses and other current assets	5,084
Property and equipment, net	5,051
Other assets	700
In-process research and development-(b)	3,017,377
Total identifiable assets	3,144,610

Accounts payable	300,413
Notes payable-(d)	10,000
Accrued expenses	92,509
Total liabilities assumed	402,922
Net identifiable assets acquired	2,741,688
Goodwill-(c)	1,384,674
Deferred income taxes arising from basis differences of tax aspects of in-process research and development	(1,253,327)
Net assets acquired	$2,873,035

(b)-The fair value of the in-process research and development asset was estimated on the basis of its replacement cost as determined by a buildup of the costs incurred to develop the technology as it existed as of the acquisition date resulting in a fair value of $3,017,377. The fair value of other assets and liabilities approximate their book value.

(c)-The Company allocated the purchase price to the net tangible and intangible assets based upon their estimated fair values at the Merger date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired has been recorded as goodwill including deferred tax liabilities resulting from the tax attributes of the in-process research and development (see Note C 14).

(d)- Aquarius issued a note for a loan that was made to a related party. Interest on note is calculated using the applicable federal rate for midterm loans. Since the note has no specified repayment terms, it is considered a current liability.

NOTE E – 2015 Private Placement Funding

The Company had two closings for a private placement, the first one on March 31, 2015 and the second one on April 10, 2015. The transactions associated with the first closing on March 31, 2015 are included in our March 31, 2015 Financial Statements.

This private placement offered to accredited investors (the “Offering”) of the Company’s units (the “Units”) at a price of $0.50 per Unit, with each Unit consisting of: (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a five-year warrant to purchase one share of Common Stock at an exercise price of $0.75 per share (“Warrants”). The Warrants are callable by the Company following the effectiveness of the registration statement covering the resale of the shares of Common Stock underlying the Warrants if the closing bid price for the Company’s Common Stock is at or above $3.00 per share for the twenty (20) consecutive trading days immediately prior to such a call and provided that the registration statement is current at the time.

In connection with the Offering, the Company also entered into definitive subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”) and issued an aggregate of 20,000,000 Units in the Offering, consisting of an aggregate of 20,000,000 shares of Common Stock and Warrants to purchase an aggregate 20,000,000 shares of Common Stock for aggregate gross proceeds to the Company of $10,000,000. As of March 31, 2015 (the first closing), the Company received $ 4,937,500 in gross proceeds, netting $ 4,282,734 after paying expenses associated with the Offering.

In addition, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company has granted the Investors certain registration rights requiring the Company, within sixty (60) days following the Final Closing of the Offering, to file a registration statement with the Securities and Exchange Commission covering the resale by the Investors of the shares of Common Stock and shares of Common Stock underlying the Warrants issued in the Offering.  The Subscription Agreements also contain customary representations, warranties and agreements.  The net proceeds to the Company from the Offering, after deducting the placement agent fees described below and other estimated Offering expenses, were approximately $8.5 million at April 10, 2015. The Company intends to use the net proceeds from this offering to fund research and development and for working capital and general corporate purposes.

The Company entered into a Placement Agency Agreement with Aegis Capital Corp. pursuant to which Aegis acted as the Company’s exclusive placement agent (the “Placement Agent”) for the Offering. Immediately prior to the Offering, the Placement Agent and its affiliates beneficially owned an aggregate of more than 10% of our outstanding equity securities. In addition, Adam Stern, Head of Private Equity Banking at Aegis, is a member of the Company’s board of directors. Pursuant to the terms of the Placement Agency Agreement, in connection with the Offering, the Company paid the Placement Agent an aggregate cash fee of $1,000,000 and non-accountable expense allowance of $300,000 through April 2015 and issued to the Placement Agent and its designees warrants (substantially similar to the Warrants) to purchase 2,000,000 shares of Common Stock at $0.50 per share and additional warrants to purchase 2,000,000 shares of Common Stock at $0.75 per share.  In addition, the Company has agreed to engage the Placement Agent as our warrant solicitation agent in the event the Warrants are called for redemption and shall pay a warrant solicitation fee to the Placement Agent equal to five (5%) percent of the amount of funds solicited by the Placement Agent upon the exercise of the Warrants following such redemption.

Registration Rights Agreement

In connection with the 2015 Private Placement, the Company entered into a registration rights agreement with the investors in the 2015 Private Placement. Pursuant to the terms of the registration rights agreement, the Company is required to file with the SEC, no later than June 9, 2015 (the “Filing Deadline”), a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants sold in the 2015 Private Placement. The Company is also required to use commercially reasonable efforts to have the registration statement declared effective within one hundred and twenty (120) days after the registration statement is filed with the SEC (the “Effectiveness Deadline”). If the Registration Statement is not filed on or before the Filing Deadline or not declared effective on or before the Effectiveness Deadline, the Company shall pay to each holder of registerable securities purchased in the 2015 Private Placement an amount in cash equal to one-half of one percent (0.5%) of such holder’s investment amount on every thirty (30) day anniversary of such Filing Deadline or Effectiveness Deadline failure until such failure is cured. The payment amount shall be prorated for partial thirty (30) day periods. The maximum aggregate amount of payments to be made by the Company as the result of such failures, whether by reason of a Filing Deadline failure, Effectiveness Deadline failure or any combination thereof, shall be an amount equal to 6% of each holder’s investment amount. Notwithstanding the foregoing, no payments shall be owed with respect to any period during which all of the holder’s registerable securities may be sold by such holder without restriction under Rule 144. The Company is required to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), for a period of one year from the date it is declared effective by the SEC or for such shorter period ending on the earlier of the date when all the registerable securities covered by the registration statement have been sold or such time as all of the registerable securities covered by the registration statement can be sold under Rule 144 without any volume limitations (the “Effectiveness Period”).

NOTE F - Stock Holders Equity

Warrants

As of March 31, 2015, the Company had outstanding warrants to purchase an aggregate of 27,100,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

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

The Company may call the Warrants issued prior to March 31, 2015, other than the Placement Agent Warrants, at any time the common stock trades above $5.00 for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the Warrants, provided that the Warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the 2013 Investor Warrants for redemption, if it also calls all other warrants issued prior to March 31, 2015 for redemption on the terms described above. The Company may call the Warrants issued in the 2015 Private Placement, other than the Placement Agent Warrants, at any time the common stock trades above $3.00 for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the Warrants, provided that the Warrants can only be called if such registration statement is current and remains effective at the time of the call.

The Placement Agent Warrants do not have a redemption feature. Such term is an embedded contingent feature and within the control of the Company, and does not require bifurcation.

A summary of equity warrants outstanding as of March 31, 2015 is presented below, all of which are fully vested.

Shares
July 11, 2013 formation of Holdings, 4,000,000 warrants issued, terms 5 years, exercisable at $ 2.00, including 250,000 warrants sold to Mr. Adam Stern	4,000,000
July 11, 2013 recapitalization of Matinas BioPharma Inc. 1,000,000 warrants issued, terms 5 years, exercisable at $ 2.00	1,000,000
July and August,2013 completion of Private Placement, 7,500,000 warrants issued, terms 5 years, exercisable at $ 2.00	7,500,000
July 30, 2013 Placement Agent warrants issued as part of compensation for Private Placement. Terms 5 years, exercisable at $ 2.00	750,000
July 30, 2013 Placement Agent warrant issued as part of compensation for Private Placement. Terms 5 years exercisable at $ 1.00	1,500,000
July 30, 2013 500,000 warrants sold to Chairman of Board Mr. Herb Conrad for $ 20,000. Terms 5 years, exercisable at $ 2.00 per share	500,000
March 31, 2015 Warrants: March 31, 2015 first close of Private Placement, 9,875,0000 warrants issued, terms 5 years, exercisable at $0.75	9,875,000
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $0.75	987,500
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $ 0.50	987,500

Total Warrants Outstanding at March 31,2015	27,100,000

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

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows ($ in thousands):

	Three Months Ended
	March 31,
	2015	2014

Research and Development	$202	$55
General and Administrative	131	219
Total	$333	$274

Stock Incentive Plans:

The following table contains information about the Company’s stock plan at March 31, 2015:

	Awards Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	9,541,706	7,130,650	*	2,411,056

* includes both stock grants and option grants

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2014 to March 31, 2015:

		Weighted
	Number of Options	average Exercise Price
Outstanding at December 31, 2014	5,353,417	$1.05
Granted	1,530,000	0.45
Exercised	-	N/A
Forfeited	(45,417)	0.94
Expired	-0	$
Outstanding at March 31, 2015	6,838,000	$0.92

As of March 31, 2015, the number of vested shares underlying outstanding options was 2,868,389 at a weighted average exercise price of $1.03. The aggregate intrinsic value of in the-money options outstanding as of March 31, 2015 was $0.9 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.55 on March 31, 2015, and the exercise price of options, multiplied by the number of options. As of March 31, 2015, there was $2.1 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 1.9 years.

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

In December of 2014, the Company entered into an agreement to lease laboratory space for one year starting January 1, 2015 in Monmouth Junction, New Jersey at a monthly rent of $2,175.

Listed below is a summary of future lease rental payments as of March 31, 2015:

Lease
Commitments
2015	135,792
2016	157,321
2017	160,257
2018	163,193
2019 and beyond	406147
Total future minimum lease payments	$1,022,710

NOTE I – Subsequent Events

The Company completed the 2015 Private Placement in April 2015, raising gross proceeds of $10 million. The second and final closing was on April 10, 2015, at which the Company sold, net of cancelations, 10,125,000 units, with each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share, for gross proceeds of approximately $ 5.1 million.. The transactions related to the second close will be reflected in our financial statements as of and for the period ended June 30, 2015. Please see Note E for a description of the 2015 Private Placement..

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to raise additional capital to fund our operations and to develop our product candidates;

•	our limited operating history;

•	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

•	our dependence on product candidates, which are still in an early development stage;

•	our ability to integrate our recent acquisition of Aquarius Biotechnologies, Inc.;

•	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

•	our ability to manufacture GMP batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities;

•	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

•	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval;

•	our dependence on third-parties, including third-parties to manufacture and third-party CROs to conduct our clinical trials;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements;

•	our ability to adequately support growth; and

•	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Overview

On January 29, 2015, we completed the acquisition of Aquarius Biotechnologies Inc., (referred to as the “Aquarius Merger” throughout this document and which is discussed in more detail under footnote D of the Financial Statements), a privately held, New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid-based, drug delivery platform called “cochleate delivery technology.” Following the Aquarius Merger, we are a clinical-stage biopharmaceutical company focused on the development of targeted therapeutics for the treatment of serious fungal and bacterial infections, using our innovative lipid-based drug delivery cochleate platform.

Our proprietary cochleate lipid-crystal nano-particle delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, is designed specifically for the targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation. We believe this platform represents a significant innovation that may result in meaningful improvements to currently available therapies to treat numerous life-threatening diseases, including serious fungal infections and multi-drug resistant, or MDR, gram-negative bacterial infections.

Our lead product candidate using the cochleate delivery technology is MAT2203, an oral formulation of the broad spectrum intravenous(IV)-delivered anti-fungal agent amphotericin B. MAT2203 is under development for serious fungal infections and a single-escalating-dose Phase 1 study with MAT2203 has been completed. We expect to commence and complete a Phase 2a study of MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, in 2015, with initial results expected in the fourth quarter of 2015. We are developing a pipeline of targeted delivery formulations by applying our cochleate oral delivery technology to a potentially broad array of proven medications, including MAT2501. MAT2501 is an oral cochleate formulation of the broad spectrum intravenous (IV)-delivered aminoglycoside antibiotic called amikacin, which is most often used for treating severe, hospital-acquired infections, including Gram-negative bacterial infections. MAT2501 is currently in the formal toxicology testing stage, expected to lead to an IND filing in late 2015.

We are also developing the lipid-based product MAT9001 with an initial indication for the treatment of highly elevated triglycerides, or severe hypertriglyceridemia. Finally, our MAT8800 discovery program is seeking to identify and develop product candidates comprising omega-3 fatty acids for the treatment of non-alcoholic fatty liver disease for which there are currently no approved pharmacologic treatments available.

We are a development stage company and have not generated any revenues prior to the acquisition of Aquarius. We have never been profitable. Our net loss was approximately $2.6 million and $2.1 million for the quarter ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had a accumulated deficit of approximately $ 16.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Additional (one time) liabilities of approximately $400,000 were incurred to complete the transaction and we expect that for the remainder of 2015 that the transaction will have a minimal impact on our liquidity.

The transaction was accounted for as a business combination, and accordingly the Company has included the results of operations of Aquarius subsequent to the January 29, 2015. The transaction resulted in a significant amount of in-process research and development, goodwill and deferred tax liability on the balance sheet. The deferred taxes recognize the difference in tax and book basis thereof. In addition, a contingent consideration liability was recorded at its estimated fair value based upon expectations of future payout and no change was recognized in the current quarter.

Financial Operations Overview

Revenue

In the first quarter of 2015, we generated Contract Research Revenue in the amount of $58,000 versus zero in the first quarter of 2014. This revenue is directly related to grants which our subsidiary Aquarius has with the NIH. These grants are related to work being done on MAT2203 and MAT2501. We expect that this contract revenue will be approximately level throughout 2015.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of MAT9001, the acquired Aquarius products in development and identification of product candidates under our MAT8800 discovery program, which include:

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

The table below summarizes our direct research and development expenses for quarter ended March 31, 2015 and 2014. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs, in connection with our development work. We typically use our employee and infrastructure resources for management of our outside vendors, oversight of product quality and development of new processes and products.

	Quarter Ended March 31,
	2015	2014
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$134	$312
Preclinical trails	41	12
Clinical Development	632	-
Regulatory	66	96
Internal staffing, Overhead and Other	575	654
Total research and development	$1,448	$1,074

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

We filed our IND for MAT9001 with the FDA on October 20, 2014. We started the first human study of MAT9001 during the fourth quarter of 2014. As noted above, on January 29, 2015 we acquired Aquarius. With this acquisition, we will be moving forward on developing the product candidates and technology we acquired from Aquarius, including MAT2203 and MAT2501. In the first quarter of 2015, the increase in Clinical Development expenses is directly related to the human trials for MAT9001 and cost associated with MAT2203 and MAT2501. We expect our R&D expenses will increase as we continue to develop our product candidates.

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

Application of Critical Accounting Policies

Our critical accounting policies are more fully described in Note C to our financial statements included in our annual report on Form 10-K for the year ended December 31,2014 and except for the addition of the revenue recognition policy set forth below, there have been no material changes to our critical accounting policies.

The Company recognizes revenue from the NIH contracts when the specified performance milestone is achieved. The milestones are analyzed and approved on a monthly basis through progress reports submitted by the Company.

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

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As a publicly-held company with a limited operating history, we utilized data from a representative group of companies to estimate expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment , to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the quarters ended March 31, 2015 and 2014 and to re-measure stock options issued to consultants.

	For the quarter ended March 31,
	2015	2014
Volatility	94.69%	69.2%
Risk-free interest rate	1.65% - 1.93%	1.93%
Dividend yield	0.0%	0.0%
Expected life	4.75 - 5.5 years	5.0 - 6.0 years

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees for the first quarter was $333 thousand for 2015 and $274 thousand for 2013. As of March 31, 2015, we had $1.9 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.0 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the quarter ended March 31, 2015 and 2014 ($ in thousands) as follows:

	Quarter ended March 31,
	2015	2014
General and administrative	$202	$219
Research and development	131	55
Total	$333	$274

The closing price of our stock (on the date of a grant) is used as an input in the measurement of stock-based compensation.

We estimated the forfeiture rate at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data.

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of March 31, 2015, there were 2,411,056 shares of our common stock available for issuance under the Plan.

As of March 31, 2015, we had outstanding options to purchase an aggregate of 6,838,000 shares of our common stock with a weighted average exercise price of $0.92. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at March 31, 2015. The total intrinsic value of options outstanding and vested at March 31, 2015 was $0.

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

Results of Operations

Comparison of Quarter Ended March 31, 2015 and 2014

	Quarter Ended
	March 31,		Increase
	2015	2014	(Decrease)
	(In thousands)
Revenues	$58	-	58

Expenses:
Research and development	$1,448	$1,074	$374
General and administrative	1,178	1,055	123
Operating Expenses	$2,626	$2,129	$497

Revenues. Revenue for the quarter ended March 31, 2015 was $58,000, compared to $0 for the quarter ended March 31, 2014. Revenue for the quarter ended March 31, 2015 consists of revenue earned under National Institute of Health grants for MAT2203 and MAT2501, products we acquired as part of the Aquarius acquisition in the quarter ended March 31, 2015.

Research and Development expenses. Research and development expense for the quarter ended March 31, 2015 was $1.5 million, compared to $1.1 million for the quarter ended March 31, 2014, an increase of $0.4 million. The increase in research and development expense was primarily due to an increase in clinical studies conducted for MAT9001.

General and Administrative expenses. General and administrative expense for the quarter ended March 31, 2015 was $1.2 million compared to $1.1 million for the quarter ended March 31, 2014, an increase of $0.1 million. The increase in general and administrative expense was primarily due to increased compensation expenses, particularly associated with share based compensation, new employee compensation and ongoing accounting and legal and professional services particularly related to the Aquarius acquisition.

Sources of Liquidity

We have funded our operations since inception through private placements of our preferred stock and our common stock and common stock warrants. As of March 31, 2015, we have raised approximately $17.7 million in net proceeds from sales of our equity securities.

As of March 31, 2015, we had cash totaling $4.6 million.

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

2015 Private Placement

In March and April 2015, we completed the 2015 Private Placement, under which we sold an aggregate of 20,000,000 shares of our common stock and warrants to purchase an aggregate of 20,000,000 shares of our common stock at an exercise price of $0.75 per share. The gross proceeds to us from the 2015 Private Placement were $ 10.0 million (see Financial Statement footnote E, for additional information).

As of March 31, 2015 (the first closing), the Company received $ 4,937,500 in gross proceeds, netting $ 4,282,734 after paying expenses associated with the Private Placement. Nine million eight hundred and seventy five (9,875,000) Company units were closed on this date, consisting of one share of common stock and one five year warrant to purchase a share of common stock at $0.75.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Quarter Ended March 31, 2014
	2015	2014
Cash used by operating activities	$(2,323)	$(2,089)
Cash provided by (used in) investing activities	66	(193)
Cash provided by financing activities	4,283	0
Net increase/(decrease) in cash and cash equivalents	$2,026	$(2,282)

Operating Activities

We have incurred significant costs in the area of research and development, including manufacturing, analytical, regulatory and clinical development costs. Net cash used in operating activities was approximately $2.3 million for the quarter ended March 31, 2015 and $2.1 million for the quarter ended March 31, 2014. We expect that there will be a significant increase in cash used in our operating activities during 2015 as we continue to move our product candidates forward in their development cycle.

Investing Activities

Net cash provided by investing activities was $66,000 for the quarter ended March 31, 2015 and $193,000 for the quarter ended March 31, 2014. The cash provided by investing activities for the quarter ended March 31, 2015 was primarily the result of cash acquired in the acquisition of Aquarius.

Financing Activities

Net cash provided by financing activities was $4.3 million for the quarter ended March 31, 2015. The cash provided by financing activities for the year ended quarter ended March 31, 2015 was due to net proceeds received from the initial closing of our 2015 Private Placement.

Funding Requirements and Other Liquidity Matters

All of our product candidates are still in the development or discovery stage. We expect to continue to incur significant expenses in order to advance the development of our pipeline, resulting in significant operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	initiate the planned Phase 2a clinical study of MAT2203, our lead product candidate, as well as additional studies needed for regulatory approval;
•	continue development of MAT2501 and potentially initiate the development of additional cochleate lipid-crystal nano-particle products;
•	interact with regulatory authorities and seek enhanced regulatory status, such as “QIDP”, “Orphan Drug” and “Break-through” status;
•	further advance the MAT9001 and MAT8800 programs;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control and scientific personnel;
•	may seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval, and;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash and cash equivalents, including the net proceeds from the final closing of the 2015 private placement in April will only be sufficient to fund our operating expenses and capital expenditures requirements to March, 2016. We will need additional financing to fund our operating expenses and to conduct our intended clinical development programs, file additional patent applications and enhance our intellectual property position for lead compounds, validate the manufacturing processes at our various suppliers and prepare for submission of an NDA for our product candidates, and conduct additional preclinical work in order to identify product candidates under our MAT8800 discovery program. We have based this estimate on assumptions that may prove to be wrong in the future, and we may use our available capital resources sooner than we currently expect.

Until the time we can generate substantial product revenue from commercializing any of our product candidates, if ever, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds other than the NIH grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and could increase our expenses and require that our assets secure such debt. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2015, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Except as set forth below, during the quarter ended March 31, 2015, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

We will need to raise significant additional capital to support our development and commercialization efforts.

We believe that our cash and cash equivalents, including the net proceeds from the final closing of the 2015 Private Placement, which occurred on April 10, 2015, will be sufficient to fund our operations and capital expenditure requirements approximately into March, 2016. We need to seek additional equity or debt financing to complete our intended Phase clinical programs for MAT2203 and MAT2501 file additional patent applications and enhance our intellectual property position, validate the manufacturing processes at our various suppliers and prepare for submission of NDA’s.

We do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and/or licensing arrangements. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, could increase our expenses and require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results. Equity financing, if obtained, could result in dilution to our then existing stockholders and/or require such stockholders to waive certain rights and preferences or otherwise adversely affect their rights. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. In addition, if we are unable to secure sufficient capital to fund our operations, we might have to enter into strategic collaborations that could require us to share commercial rights with third parties in ways that we currently do not intend or on terms that may not be favorable to us.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

Not applicable.

Item 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: May 15, 2015	Roelof Rongen
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: May 15, 2015	Gary Gaglione
Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

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

4.1	Form of 2015 Investor Warrant. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

4.2	Form of 2015 Placement Agent Warrant. (incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

4.3	Registration Rights Agreement dated March 31, 2015 between the Company and the investors named therein (incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.1	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc.*+. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015).

10.2	Employment Agreement, dated March 12, 2015, between Matinas BioPharma Holdings, Inc. and Douglas F. Kling. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015).

10.3	Placement Agency Agreement dated March 19, 2015 between the Company and Aegis Capital Corp. (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.4	Form of Subscription Agreement for the Company’s 2015 private placement. (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Interim Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

+ Confidential treatment has been obtained for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

- 33 -