Form 10-Q
period 2015-06-30
Matinas BioPharma Holdings, Inc.
filed 2015-08-13
CIK 1582554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 56,967,690 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.
FORM 10-Q
Quarter Ended June 30, 2015

- i -

Matinas BioPharma Holdings Inc.

Balance Sheets

	June 30,	December 31,
	2015 (Unaudited)	2014 (Audited)

ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$6,605,498	$2,590,713

Restricted Cash - current	100,000	100,000

Contract Research Receivables	59,857	-

Prepaid Expenses	114,996	114,425

Total Current Assets	6,880,351	2,805,138

Fixed Assets - net	363,197	339,995

In-process research and development	3,017,377	-

Goodwill	1,384,674	-

Security deposit and other	216,475	216,317

TOTAL ASSETS	$11,862,074	$3,361,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$745,551	$271,155
Accrued Expenses	339,835	802,746
Deferred Rent Liability	7,239	-
Note Payable	10,000	-
Capital Lease Obligation - Current	33,580	44,362

Total Current Liabilities	1,136,205	1,118,263

LONG TERM LIABILITIES

Deferred Tax Liability	1,253,327	-
Contingent Consideration	843,674	-
Capital Lease Obligation - Long Term	-	15,291

TOTAL LIABILITIES	$3,233,206	$1,133,554

STOCKHOLDERS' EQUITY

Common Stock, Par Value $ 0.0001, 150,000,000 Authorized, 56,967,690 Issued and outstanding shares as of June 30, 2015; 32,292,650 Issued and outstanding shares as of December 31, 2014	5,698	3,230

Additional Paid in Capital	27,649,577	16,276,430

Accumulated Deficit	(19,026,407)	(14,051,764)

Total Stockholders' Equity	8,628,868	2,227,896

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,862,074	$3,361,450

The accompanying unaudited notes are an integral part of these financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	June 30 (Unaudited)
	2015	2014

Contract Research Revenue	$77,000	$-

OPERATING EXPENSES

Research and development	1,354,728	1,118,251
General and administrative	1,124,066	1,302,236

Total Operating Expenses	2,478,794	2,420,487

Loss from Operations	(2,401,794)	(2,420,487)

Other expense, net	2,738	5,385

NET LOSS	$(2,404,532)	$(2,425,872)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.08)

WEIGHTED AVERAGE BASIC AND DILUTED NUMBER OF SHARES OUTSTANDING	55,942,013	32,000,000

	Six Months Ended June 30 (Unaudited)
	2015	2014

Contract Research Revenue	$134,636	$-

OPERATING EXPENSES

Research and development	$2,803,141	2,192,031
General and administrative	2,301,907	2,357,483

Total Operating Expenses	5,105,048	4,549,514

Loss from Operations	(4,970,412)	(4,549,514)

Other expense, net	4,231	15,381

NET LOSS	$(4,974,643)	$(4,564,895)

BASIC AND DILUTED LOSS PER SHARE	$(0.11)	$(0.14)

WEIGHTED AVERAGE BASIC AND DILUTED NUMBER OF SHARES OUTSTANDING	45,815,657	32,000,000

The accompanying unaudited notes are an integral part of these financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Six Months Ended
	June 30, Unaudited
	2015	2014
Cash flows from operating activities:
Net loss	$(4,974,643)	$(4,564,895)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20,583	19,931
Share based compensation	733,761	547,589

Changes in operating assets and liabilities, net of amounts assumed in the acquisition of Aquarius
Other assets	(158)	(4,471)
Contract Research Receivable	(14,213)	-
Prepaid expenses	5,213	19,827
Accrued expenses	(483,925)	162,520
Accounts payable	173,983	(115,678)

Net cash used in operating activities	(4,539,399)	(3,935,177)

Cash flows used by investing activities
Equipment purchases	(38,734)	(257,772)
Cash acquired in the business combination	70,754	-

Net cash provided by (used in) investing activities	32,020	(257,772)

Cash flows from financing activities:
Proceeds from common stock issued for cash	10,000,000	-
Common stock issuance costs	(1,477,836)	-

Net cash provided by financing activities	8,522,164	-

Net increase (decrease) in cash equivalents	4,014,785	(4,192,949)
Cash and cash equivalents at beginning of period	2,590,713	10,840,428

Cash and cash equivalents at end of period	$6,605,498	$6,647,479

Supplemental non-cash financing activities
Capital lease for equipment purchase	-	111,095
Stock consideration for Aquarius merger	2,119,689	-

The accompanying unaudited notes are an integral part of these financial statements

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Financial Statements
(tabular dollars and shares in thousands, except per share data)

NOTE A - Company Information and History

[1]	Corporate History

Matinas BioPharma Holdings Inc. (“Holdings”) is a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc., and Aquarius Biotechnologies, Inc., its operating subsidiaries (“BioPharma” or “the Company” or “we” or “our” or “us”). The Company is a development stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products.

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

On January 29, 2015, we completed the acquisition of Aquarius Biotechnologies Inc., (referred to as the “Aquarius Merger” throughout this document and which is discussed in more detail under (Note D), a New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid-based, drug delivery platform called “cochleate delivery technology.” Following the Aquarius Merger, we are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum antifungal and anti-bacterial therapeutics for the treatment of serious and life-threatening infections , using our innovative lipid-crystal nano-encapsulation drug delivery platform. See acquisition Note D for additional information on this transaction.

On April 10, 2015, we completed a private placement of common stock (“2015 Private Placement”), under which the Company sold an aggregate of 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock (see Note E for additional details).

[2]	Proprietary Products and Technology Portfolios

Our proprietary cochleate lipid-crystal nano-particle delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, is designed specifically for the targeted and safe delivery of orally bioavailable pharmaceuticals directly to the site of infection or inflammation. This license comprises a range of issued patents and patent applications, as well as the use of proprietary know-how with respect to the manufacturing and testing of products using this technology.

Our lead product candidate using the cochleate delivery technology is MAT2203, an oral formulation of the broad spectrum intravenous(IV)-delivered anti-fungal agent amphotericin B. MAT2203 is under development for serious fungal infections and a single-escalating-dose Phase 1 study with MAT2203 has been completed. The Company is developing MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. We are developing a pipeline of targeted delivery formulations by applying our cochleate oral delivery technology to a potentially broad array of proven medications, including MAT2501. MAT2501 is an oral cochleate formulation of the broad spectrum intravenous (IV)-delivered aminoglycoside antibiotic called amikacin, which is most often used for treating severe, hospital-acquired infections, including Gram-negative bacterial infections. MAT2501 is currently in the formal toxicology testing stage.

We are also developing novel prescription-only pharmaceutical products with lipids as the active pharmaceutical ingredient. MAT9001 is under development for an initial indication for the treatment of highly elevated triglycerides, or severe hypertriglyceridemia. We submitted an IND to the Food and Drug Administration (FDA) for MAT9001 in October 2014 and a comparative PK/PD study with 42 enrolled patients was completed in June 2015. The study showed that MAT9001 demonstrated superiority versus Vascepa© (icosapent ethyl) in reducing lipids, triglycerides, apolipoproteins and PCSK9 levels. Finally, our MAT8800 discovery program is working to develop product candidates comprising omega-3 fatty acids for the treatment of non-alcoholic fatty liver disease, a condition for which there are currently no approved pharmacologic treatments available.

[3]	Business Risks

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to raise capital, any changes in the regulatory environment and FDA requirements for regulatory approval, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and other factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and other reports that the Company files with the Securities and Exchange Commission.

NOTE B – Going Concern and Plan of Operations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2015, the Company had an accumulated deficit of approximately $19.0 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the twelve months ended December 31, 2014 was approximately $10.2 million and $5.0 million for the six months ended June 30, 2015.

Assuming the Company obtains FDA approval for one or more of its product candidates, which the Company does not expect to receive until 2018 at the earliest, the Company expects that its expenses will increase if the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward for other indications for its lead product candidates and diversifies its R&D portfolio. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

The Company will need to secure additional capital in order to fund operations and to continue and complete its planned clinical and operational activities related to the product candidates and technologies that the Company recently acquired from Aquarius. The Company can provide no assurances that such additional financing will be available on favorable terms, or at all. Without such additional funding, the Company is anticipating that the existing cash balance on hand at June 30, 2015 would be sufficient to meet operating activities to March 2016. The Company’s recurring losses from operations, and need for additional funding, raise substantial doubt about its ability to continue as a going concern, and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty.

NOTE C - Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Matinas BioPharma Holdings Inc. (Holdings) and its wholly owned subsidiaries, Matinas BioPharma, Inc. and Aquarius Biotechnologies, Inc. the operational subsidiaries of Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

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

Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At various times throughout the period ended June 30, 2015, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2015. In addition, future changes in unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation.

Since the Company incurred net operating losses in every tax year since inception.The 2012, 2013 and 2014 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

[7]	Stock-Based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, “ Stock Based Compensation”. Stock-based compensation to employees consist of stock options grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

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

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants would have an antidilutive effect. As of June 30, 2015 and 2014 the number of shares issuable upon the exercise of stock options and warrants was 46,005,361 and 18,309,082, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating its existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The new standard was to be effective for the Company on January 1, 2017. Early adoption is not permitted. However, on April 1, 2015, the FASB proposed a deferral of the effective date of ASU 2014-09 by one year. This would make ASU 2014-09 effective for the Company on January 1, 2018 and would permit early adoption effective January 1, 2017. ASU 2014-09 allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. On July 9, 2015, The FASB voted to approve the one-year deferral of the effective date and the early adoption provisions. The Company is currently evaluating the method of adoption and the potential impact the update may have on our financial position and results of operations.

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

The Company's intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. There was no impairment for the six months ended June 30, 2015. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

[14]	Goodwill

Goodwill, derived from the Company's acquisition of Aquarius, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the six months ended June 30, 2015.

[15]	Contingent Consideration

Contingent consideration arising from the acquisition of Aquarius is included as part of the purchase price and is recognized at fair value as of the acquisition date. Subsequent to the acquisition date, the Company measures contingent consideration arrangements at fair value for each period until the contingency is resolved. These changes in fair value are recognized in our consolidated statements of operations. Changes in fair values reflect new information about the likelihood of the payment of the contingent consideration and the passage of time. There was no change in the estimated fair value of the contingent consideration during the six-month period ended, June 30, 2015.

[16]	Subsequent Events:

As of the date of this filing, no subsequent events have occurred after June 30, 2015 that would have a material impact on the June 30, 2015 Financial Statements.

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

The acquisition-date fair value of the consideration transferred totaled $2,873,035 as of January 29, 2015 and consisted of the following items:

Fair value of 4,608,020 of common stock issued at a price per share of $0.46 as of January 29, 2015 the closing date of the merger.	$2,119,689

Fair value of potential Matinas common stock as contingent consideration that will be issued upon achieving certain future clinical milestone-(a)	422,609

Fair value of potential Matinas common stock as contingent consideration that will be issued upon achieving certain future regulatory milestone-(a)	330,737

Total consideration	$2,873,035

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

(c)-The Company allocated the purchase price to the net tangible and intangible assets based upon their estimated fair values at the Merger date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired has been recorded as goodwill including deferred tax liabilities resulting from the tax attributes of the in-process research and development (see Note C [14]).

(d)- Aquarius issued a note for a loan that was made to a related party. Interest on note is calculated using the applicable federal rate for midterm loans. Since the note has no specified repayment terms, it is considered a current liability.

NOTE E – 2015 Private Placement Funding

The Company had two closings for a private placement, on March 31, 2015 and April 10, 2015, respectively.

This private placement offered to accredited investors (the “Offering”) of the Company’s units (the “Units”) at a price of $0.50 per Unit, with each Unit consisting of: (i) one share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a five-year warrant to purchase one share of Common Stock at an exercise price of $0.75 per share (“Warrants”). The Warrants are callable by the Company following the effectiveness of the registration statement covering the resale of the shares of Common Stock underlying the Warrants (which occurred on July 23, 2015) if the closing bid price for the Company’s Common Stock is at or above $3.00 per share for the twenty (20) consecutive trading days immediately prior to such a call and provided that the registration statement is current at the time.

In connection with the Offering, the Company also entered into definitive subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”) and issued an aggregate of 20,000,000 Units in the Offering, consisting of an aggregate of 20,000,000 shares of Common Stock and Warrants to purchase an aggregate 20,000,000 shares of Common Stock for aggregate gross proceeds to the Company of $10 million and net proceeds of approximately $8.5 million after paying expenses after deducting the placement agent fees described below and other estimated Offering expenses.

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

The Company entered into a Placement Agency Agreement with Aegis Capital Corp. (“Aegis”) pursuant to which Aegis acted as the Company’s exclusive placement agent (the “Placement Agent”) for the Offering. Immediately prior to the Offering, the Placement Agent and its affiliates beneficially owned an aggregate of more than 10% of our outstanding equity securities. In addition, Adam Stern, Head of Private Equity Banking at Aegis, is a member of the Company’s board of directors. Pursuant to the terms of the Placement Agency Agreement, in connection with the Offering, the Company paid the Placement Agent an aggregate cash fee of $1,000,000 and non-accountable expense allowance of $300,000 through April 2015 and issued to the Placement Agent and its designees warrants (substantially similar to the Warrants) to purchase 2,000,000 shares of Common Stock at $0.50 per share and additional warrants to purchase 2,000,000 shares of Common Stock at $0.75 per share.  In addition, the Company has agreed to engage the Placement Agent as our warrant solicitation agent in the event the Warrants are called for redemption and shall pay a warrant solicitation fee to the Placement Agent equal to five (5%) percent of the amount of funds solicited by the Placement Agent upon the exercise of the Warrants following such redemption.

Registration Rights Agreement

In connection with the 2015 Private Placement, the Company entered into a registration rights agreement with the investors in the 2015 Private Placement. Pursuant to the terms of the registration rights agreement, the Company was required to file with the SEC, no later than June 9, 2015 (the “Filing Deadline”), a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants sold in the 2015 Private Placement. The Company was also required to use commercially reasonable efforts to have the registration statement declared effective within one hundred and twenty (120) days after the registration statement is filed with the SEC (the “Effectiveness Deadline”).The Registration Statement was filed on June 9, 2015 and declared effective on July 23, 2015. The Company is required to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), for a period of one year from the date it is declared effective by the SEC or for such shorter period ending on the earlier of the date when all the registerable securities covered by the registration statement have been sold or such time as all of the registerable securities covered by the registration statement can be sold under Rule 144 without any volume limitations (the “Effectiveness Period”). If the Company does not maintain the effectiveness of the registration statement during the Effectiveness Period, subject to certain limitations and the right of the Company to suspend the use of the prospectus for certain periods, the Company shall pay to each holder of registrable securities purchased in 2015 Private Placement an amount in cash equal to half of one percent (0.5%) of such holder’s investment amount, subject to a maximum penalty equal to six percent (6%) of such holder’s investment amount, on every thirty (30) day anniversary of such failure to maintain the registration statement until such failure was cured; provided however that such liquidated damages shall be paid only with respect to registrable securities that cannot then be immediately resold in reliance on Rule 144.

NOTE F - Stock Holders Equity

Warrants

As of June 30, 2015, the Company had outstanding warrants to purchase an aggregate of 39,250,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

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

A summary of equity warrants outstanding as of June 30, 2015 is presented below, all of which are fully vested.

Shares
July 11, 2013 formation of Holdings, 4,000,000 warrants issued, terms 5 years, exercisable at $2.00, including 250,000 warrants sold to Mr. Adam Stern	4,000,000
July 11, 2013 recapitalization of Matinas BioPharma Inc. 1,000,000 warrants issued, terms 5 years, exercisable at $2.00	1,000,000
July and August 2013 completion of Private Placement, 7,500,000 warrants issued, terms 5 years, exercisable at $2.00	7,500,000
July 30, 2013 Placement Agent warrants issued as part of compensation for Private Placement. Terms 5 years, exercisable at $2.00	750,000
July 30, 2013 Placement Agent warrant issued as part of compensation for Private Placement. Terms 5 years exercisable at $1.00	1,500,000
July 30, 2013 500,000 warrants sold to Chairman of Board Mr. Herb Conrad for $20,000. Terms 5 years, exercisable at $2.00 per share	500,000
March 31, 2015 Warrants:
March 31, 2015 first close of Private Placement, 9,875,0000 warrants issued, terms 5 years, exercisable at $0.75	9,875,000
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $0.75	987,500
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $ 0.50	987,500
April 10, 2015 Warrants:
April 10, 2015 first close of Private Placement, 10,125,000 warrants issued, terms 5 years, exercisable at $0.75	10,125,000
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.75	1,012,500
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.50	1,012,500

Total Warrants Outstanding at June 30, 2015	39,250,000

NOTE G - Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. The Company currently has reserved 9,541,706 shares of common stock for issuance under the plan.

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

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Research and Development	$86	$55	$288	$108
General and Administrative	315	219	446	440
Total	$401	$274	$734	$548

Stock Incentive Plans:

The following table contains information about the Company’s stock plan at June 30, 2015:

	Awards Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	9,541,706	7,115,031	*	2,426,675

* includes both stock grants and option grants

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2014 to June 30, 2015:

		Weighted
	Number of Options	average Exercise Price

Outstanding at December 31, 2014	5,353,417	$1.05
Granted	1,630,000	-
Exercised	-	-
Forfeited	(113,195)	-
Canceled	(114,861)	$
Outstanding at June 30, 2015	6,755,361	$0.93

As of June 30, 2015, the number of vested shares underlying outstanding options was 3,353,520 at a weighted average exercise price of $1.02. The aggregate intrinsic value of in the-money options outstanding as of June 30, 2015 was $1.1 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $1.00 on June 30, 2015, and the exercise price of options, multiplied by the number of options. As of June 30, 2015, there was $1.7 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 1.2 years.

NOTE H - Commitments

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

Listed below is a summary of future lease rental payments as of June 30, 2015:

Lease
Commitments
2015	90,854
2016	157,321
2017	160,257
2018	163,193
2019 and beyond	406,147
Total future minimum lease payments	$977,772

Security Deposit

The Company was obligated to provide a security deposit of $300,000 to obtain lease space. Starting June 1, 2015, this deposit can be reduced by $100,000 on an annual basis, down to $50,000, as long as the Company makes timely rental payments. The Company has applied to reduce this deposit and expects the reduction to occur in the third quarter of 2015.

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

Overview

On January 29, 2015, we completed the acquisition of Aquarius Biotechnologies, Inc., (referred to as the “Aquarius Merger” throughout this document and which is discussed in more detail under Footnote D of the Financial Statements), a privately held, New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid-based, drug delivery platform called “cochleate delivery technology.” Following the Aquarius Merger, we are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum antifungal and anti-bacterial therapeutics for the treatment of serious and life-threatening infections, using our innovative lipid-crystal nano-encapsulation drug delivery cochleate platform.

Our proprietary cochleate lipid-crystal nano-particle delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, is designed specifically for the targeted and safe delivery of orally bioavailable pharmaceuticals directly to the site of infection or inflammation. We believe this platform represents a significant innovation that may result in meaningful improvements to currently available therapies to treat numerous life-threatening diseases, including serious fungal infections and multi-drug resistant, or MDR, gram-negative bacterial infections.

Our lead product candidate using the cochleate delivery technology is MAT2203, an oral formulation of the broad spectrum intravenous(IV)-delivered anti-fungal agent amphotericin B. MAT2203 is under development for serious fungal infections and a single-escalating-dose Phase 1 study with MAT2203 has been completed. We expect to commence a Phase 2a study of MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, in 2015, with initial results expected in the first quarter of 2016 or earlier under certain circumstances. We are developing a pipeline of targeted delivery formulations by applying our cochleate oral delivery technology to a potentially broad array of proven medications, including MAT2501. MAT2501 is an oral cochleate formulation of the broad spectrum intravenous (IV)-delivered aminoglycoside antibiotic called amikacin, which is most often used for treating severe, hospital-acquired infections, including Gram-negative bacterial infections. MAT2501 is currently in the formal toxicology testing stage, expected to lead to an IND filing in late 2015.

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

We are a development stage company and did not generate any revenues prior to the acquisition of Aquarius. We have never been profitable. Our net loss was approximately $5.0 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of approximately $19.0 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Additional expenses of approximately $400,000 were incurred to complete the transaction and we expect that for the remainder of 2015 that the transaction will have a minimal impact on our liquidity.

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

Financial Operations Overview

Revenue

In the six months ended June 30, 2015, we generated Contract Research Revenue in the amount of $135,000 versus zero in the same period of 2014. This revenue is directly related to grants which our subsidiary Aquarius has with the NIH. These grants are related to work being done on MAT2203 and MAT2501. We expect that this contract revenue will be approximately level throughout 2015.

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

The table below summarizes our direct research and development expenses for six months ended June 30, 2015 and 2014. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs, in connection with our development work. We typically use our employee and infrastructure resources for management of our outside vendors, oversight of product quality and development of new processes and products.

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$249	$740
Preclinical trails	157	142
Clinical Development	1,108	73
Regulatory	107	218
Internal staffing, Overhead and Other	1,182	1,019
Total research and development	$2,803	$2,192

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

We filed our IND for MAT9001 with the FDA on October 20, 2014. We started the first human study of MAT9001 during the fourth quarter of 2014. As noted above, on January 29, 2015 we acquired Aquarius. With this acquisition, we will be moving forward on developing the product candidates and technology we acquired from Aquarius, including MAT2203 and MAT2501. During the six months ended June 30, 2015, the increase in Clinical Development expenses is directly related to the human trials for MAT9001 and cost associated with MAT2203 and MAT2501. We expect our R&D expenses will increase as we continue to develop our product candidates.

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

Other (Income)/Expense, net

Other income/expense, net is largely comprised of interest income/ (expense) and franchise taxes.

Application of Critical Accounting Policies

Our critical accounting policies are more fully described in Note C to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 and except for the addition of the revenue recognition policy set forth below, there have been no material changes to our critical accounting policies.

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

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As a publicly-held company with a limited operating history, we utilized data from a representative group of companies to estimate expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the six months ended June 30, 2015 and 2014 and to re-measure stock options issued to consultants.

	For the six months ended June 30,
	2015	2014
Volatility	91.1%	71.4%
Risk-free interest rate	1.34% - 1.85%	1.87%1.92%
Dividend yield	0.0%	0.0%
Expected life	4.29 – 6.0 years	5.29 - 6.0 years

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees for the first half was $734 thousand for 2015 and $548 thousand for 2014. As of June 30, 2015, we had $1.7 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.7 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the six months ended June 30, 2015 and 2014 ($ in thousands) as follows:

	Six months ended June 30,
	2015	2014
General and administrative	$446	$440
Research and development	288	108
Total	$734	$548

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of June 30, 2015, there were 2,426,675 shares of our common stock available for issuance under the Plan.

As of June 30, 2015, we had outstanding options to purchase an aggregate of 6,755,361 shares of our common stock with a weighted average exercise price of $0.93. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at June 30, 2015. The total intrinsic value of options outstanding and vested at June 30, 2015 was $1.1 million for outstanding and $ 0.3 million for vested.

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,		Increase
	2015	2014	(Decrease)
	(In thousands)
Revenues	$77	-	77

Expenses:
Research and development	$1,355	$1,118	$237
General and administrative	1,124	1,302	(178)
Operating Expenses	$2,479	$2,420	$59

Revenues. Revenue for the three months ended June 30, 2015 was $77 thousand, compared to $0 for the three months ended June 30, 2014. Revenue consists of revenue earned under the National Institute of Health grants for MAT2203 and MAT2501.

Research and Development expenses. Research and Development expense for the three months ended June 30, 2015 increased $237 thousand versus the prior year period. This increase is primarily due to an increase in clinical studies conducted for MAT9001, increases in lab supplies and stock based compensation.

General and Administrative expenses. General and Administrative expenses for the three month period ending June 30, 2015 were $1.1 million, a decrease of approximately $0.2 million from the prior year period. This decrease is primarily due to decrease in costs related to acquisition of marketing data and decreases in the professional (legal and accounting) fees and consulting costs, offset by an increase in insurance premiums.

Comparison of Six Months Ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,		Increase
	2015	2014	(Decrease)
	(In thousands)
Revenues	$135	-	135

Expenses:
Research and development	$2,803	$2,192	$611
General and administrative	2,302	2,357	(55)
Operating Expenses	$5,105	$4,549	$556

Revenues. Revenue for the six months ended June 30, 2015 was $135 thousand, compared to $0 for the six months ended June 30, 2014. Revenue consists of revenue earned under the National Institute of Health grants for MAT2203 and MAT2501.

Research and Development expenses. Research and Development expense for the six months ended June 30, 2015 increased $611 thousand versus the prior year period. This increase is primarily due to an increase in clinical studies conducted for MAT9001, increases in lab supplies and stock based compensation.

General and Administrative expenses. General and Administrative expenses for the six month period ending June 30, 2015 were $ 2.3 million, a decrease of approximately $0.1 million from the prior year period. This decrease is primarily due to decrease in costs related to acquisition of marketing data, stock compensation and decreases in the professional (legal and accounting) fees, offset by increases in insurance premiums.

Sources of Liquidity

We have funded our operations since inception through private placements of our equity instruments, most recently through unit offerings of our common stock and common stock warrants. As of June 30, 2015, we have raised approximately $22 million in net proceeds from sales of our equity securities.

As of June 30, 2015, we had cash totaling $6.6 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Six Months Ended June 30,
	2015	2014
Cash used by operating activities	$(4,539)	$(3,935)
Cash provided by (used in) investing activities	32	(258)
Cash provided by financing activities	8,522	0
Net increase/(decrease) in cash and cash equivalents	$4,015	$(4,193)

Operating Activities

We have incurred significant costs in the area of research and development, including manufacturing, analytical, regulatory and clinical development costs. Net cash used in operating activities was approximately $4.5 million for the six months ended June 30, 2015 and $3.9 million for the six months ended June 30, 2014. We expect that our monthly burn rate will be lower for the remainder of 2015 due to the completion of our MAT9001 human trial.

Investing Activities

Net cash provided by investing activities was $32,000 for the six months ended June 30, 2015 and $258,000 used for the six months ended June 30, 2014. The cash provided by investing activities for the six months ended June 30, 2015 was primarily the result of cash acquired in the acquisition of Aquarius. The cash used in investing activities was primarily for the purchase of lab equipment.

Financing Activities

Net cash provided by financing activities was $8.5 million for the six months ended June 30, 2015. The cash provided by financing activities for the six months ended June 30, 2015 was due to net proceeds received from the closing of our 2015 Private Placement.

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

We expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditures requirements to March 2016. We will need additional financing to fund our operating expenses and to conduct our intended clinical development programs, file additional patent applications and enhance our intellectual property position for lead compounds, validate the manufacturing processes at our various suppliers and prepare for submission of an NDA for our product candidates, and conduct additional preclinical work in order to identify product candidates under our MAT8800 discovery program. We have based this estimate on assumptions that may prove to be wrong in the future, and we may use our available capital resources sooner than we currently expect.

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

In December 2014, the Company entered into an agreement to lease laboratory space for one year commencing January 1, 2015 in Monmouth Junction, New Jersey. Base rent for the year ended December 31, 2015 will be approximately $26,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note (c)(12), “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2015, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Except as set forth below, during the six months ended June 30, 2015, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

We will need to raise significant additional capital to support our development and commercialization efforts.

We believe that our cash and cash equivalents, will be sufficient to fund our operations and capital expenditure requirements approximately into March, 2016. We need to seek additional equity or debt financing to complete our intended clinical programs for MAT2203 and MAT2501, file additional patent applications and enhance our intellectual property position, validate the manufacturing processes at our various suppliers and prepare for submission of NDA’s.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: August 13, 2015	Roelof Rongen
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: August 13, 2015	Gary Gaglione
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

4.1	Form of 2015 Investor Warrant. (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

4.2	Form of 2015 Placement Agent Warrant. (incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.4	Form of Subscription Agreement for the Company’s 2015 private placement. (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Interim Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

- 32 -