Form 10-Q
period 2015-09-30
Matinas BioPharma Holdings, Inc.
filed 2015-11-10
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, 57,207,335 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2015

- i -

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015 (unaudited)	2014 (Audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,362,758	$2,590,713

Restricted cash - current	100,000	100,000

Grant receivables	79,810	-

Prepaid expenses	342,195	114,425

Total current assets	4,884,763	2,805,138

Equipment - net	365,542	339,995

In-process research and development	3,017,377	-

Goodwill	1,384,674	-

Other assets including long term security deposit	216,555	216,317

TOTAL ASSETS	$9,868,911	$3,361,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$282,097	$271,155
Accrued expenses	549,985	802,746
Deferred rent obligation - current	8,232	-
Note payable - current	10,000	-
Lease liability - current	22,455	44,362

Total Current Liabilities	872,769	1,118,263

LONG TERM LIABILITIES

Deferred tax liability	1,253,327	-
Contingent consideration	781,729	-
Lease liability - long term	-	15,291

TOTAL LIABILITIES	$2,907,825	$1,133,554

STOCKHOLDERS' EQUITY

Common stock par value $ 0.0001, 150,000,000 authorized, 57,207,335 issued and outstanding as of September 30, 2015; 32,292,650 issued and outstanding as of December 31, 2014	5,722	3,230

Additional Paid in Capital	28,136,395	16,276,430

Accumulated Deficit	(21,181,031)	(14,051,764)

Total Stockholders' Equity	6,961,086	2,227,896

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,868,911	$3,361,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenue:
Contract research revenue	$59,858	$-

Costs and Expenses:
Research and development	879,196	1,069,716
General and administrative	1,339,430	1,535,617
Total costs and expenses	2,218,626	2,605,333
Loss from operations	(2,158,768)	(2,605,333)

Other income (expense), net	4,143	(6,495)

Net loss	$(2,154,625)	$(2,611,828)
Net loss per share - basic and diluted	$(0.04)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	56,970,295	32,060,796

	Nine Months Ended September 30,
	2015	2014
Revenue:
Contract research revenue	$194,494	$-

Costs and Expenses:
Research and development	3,682,336	3,261,747
General and administrative	3,641,337	3,893,100
Total costs and expenses	7,323,673	7,154,847
Loss from operations	(7,129,179)	(7,154,847)

Other expense, net	88	21,876

Net loss	$(7,129,267)	$(7,176,723)
Net loss per share - basic and diluted	$(0.14)	$(0.22)

Weighted average common shares outstanding:
Basic and diluted	49,574,729	32,020,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended
	September 30
	2015	2014
Cash flows from operating activities:
Net loss	$(7,129,267)	$(7,176,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,658	51,495
Deferred rent	8,232	-
Share based compensation expense	1,165,550	1,446,600
Common stock issued in lieu of bonus	63,000	-
Changes in operating assets and liabilities
Other assets	(238)	(4,591)
Grant receivable	(34,166)	-
Prepaid expenses	(221,986)	(47,070)
Accrued expenses	(254,850)	370,089
Lease liability	(37,198)	-
Accounts payable	(289,471)	(184,937)

Net cash used in operating activities	(6,697,736)	(5,545,137)

Cash flows used by investing activities
Capital expenditures	(53,247)	(288,518)
Cash acquired in business combination	70,754	-

Net cash provided by/(used in) investing activities	17,507	(288,518)

Cash flows from financing activities:
Contingent consideration	(61,945)	-
Proceeds from common stock issued for cash	10,000,000	-
Common stock issuance costs	(1,485,781)	-

Net cash provided by financing activities	8,452,274	-

Net increase (decrease) in cash equivalents	1,772,045	(5,833,655)
Cash and cash equivalents at beginning of period	2,590,713	10,840,428

Cash and cash equivalents at end of period	$4,362,758	$5,006,773

Supplemental non-cash financing activities
Capital lease for equipment purchase	-	111,095
Stock consideration for Aquarius merger	2,119,689	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(tabular dollars and shares in thousands, except per share data)

NOTE A – Nature of Business

[1]	Corporate History

Matinas BioPharma Holdings Inc. (“Holdings”) is a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc. (“BioPharma”), and Aquarius Biotechnologies, Inc., its operating subsidiaries (“Aquarius”, and together with “Holdings” and “BioPharma”, “the Company” or “we” or “our” or “us”). The Company is a development stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products.

On July 11, 2013, and contemporaneously with the initial closing of a private placement in July and August 2013 described below, BioPharma entered into a merger agreement whereby it became a wholly owned subsidiary of Holdings (the “Merger”) to effect its recapitalization plan. In connection with the Merger, the stockholders of BioPharma became the stockholders of the Holdings and received an aggregate of 9,000,000 shares of Holdings common stock and warrants to purchase 1,000,000 shares of Holdings common stock. For financial reporting purposes the accounting acquirer is BioPharma and accordingly, the historical financial statements of BioPharma are the continuing financial statements of the combined entity. In July and August of 2013, the Company completed a private placement of common stock (the “2013 Private Placement”), under which the Company sold an aggregate of 15,000,000 shares of common stock and warrants to purchase an aggregate of 7,500,000 shares of common stock . On February 12, 2014, the Company’s S-1 covering the resale of certain shares of our common stock was declared effective by the Securities and Exchange Commission (the “SEC”).

On January 29, 2015, we completed the acquisition of Aquarius, a New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid-based, drug delivery platform called “cochleate delivery technology.” Following the Aquarius Merger, we are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum antifungal and anti-bacterial therapeutics for the treatment of serious and life-threatening infections, using our innovative lipid-crystal nano-encapsulation drug delivery platform. See Note D for additional information on this transaction.

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

We are also developing novel prescription-only pharmaceutical products with lipids as the active pharmaceutical ingredient. MAT9001 is under development for an initial indication for the treatment of highly elevated triglycerides, or severe hypertriglyceridemia. We submitted an IND to the Food and Drug Administration (FDA) for MAT9001 in October 2014 and a comparative PK/PD study with 42 enrolled patients was completed in June 2015. The study showed that MAT9001 demonstrated superiority versus Vascepa© (icosapent ethyl) in reducing lipids, triglycerides, apolipoproteins and PCSK9 levels. We are seeking development and partnership opportunities for our MAT9001 program. Finally, our MAT8800 discovery program is designed to develop product candidates comprising omega-3 fatty acids for the treatment of non-alcoholic fatty liver disease, a condition for which there are currently no approved pharmacologic treatments available. We are also evaluating strategic options for our MAT8800 program.

[3]	Business Risks

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to raise capital, any changes in the regulatory environment and FDA requirements for regulatory approval, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and other factors listed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that the Company filed with the Securities and Exchange Commission.

NOTE B – Going Concern and Plan of Operations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2015, the Company had an accumulated deficit of approximately $21.2 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the twelve months ended December 31, 2014 was approximately $10.2 million and $7.2 million for the nine months ended September 30, 2015.

Assuming the Company obtains FDA approval for one or more of its product candidates, which the Company does not expect to receive until 2019 at the earliest, the Company expects that its expenses will increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward for other indications for its lead product candidates and diversifies its R&D portfolio. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

The Company will need to secure additional capital in order to fund operations and to continue and complete its planned clinical and operational activities related to the product candidates and technologies that the Company recently acquired from Aquarius. The Company can provide no assurances that such additional financing will be available to the Company on acceptable terms, or at all. During the third quarter of 2015, the Company instituted some cost deferral and savings measures to preserve its cash. The Company has taken steps to reduce and delay R&D expenses through the timing and monitoring of our preclinical animal programs and as well as reducing professional fees, in the short term. The Company is anticipating that the existing cash balance on hand at September 30, 2015 would be sufficient to meet its operating obligations to June 2016. The Company’s recurring losses from operations, and need for additional funding, raise substantial doubt about its ability to continue as a going concern, and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s financial statements as of and for the year ended December 31, 2014 with respect to this uncertainty.

NOTE C - Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Matinas BioPharma Holdings Inc. (Holdings) and its wholly owned subsidiaries, Matinas BioPharma, Inc. and Aquarius Biotechnologies, Inc. the operational subsidiaries of Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

These interim unaudited financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2014, which are included in the Form 10-K filed with the SEC on March 31, 2015. In the opinion of management, the interim unaudited financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

[2]	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of intangible assets and the valuation of Level 3 financial instruments and determination of stock-based compensation.

[3]	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

[4]	Concentration of Credit Risk

The Company’s credit risk consist primarily of cash and cash equivalents. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At various times throughout the period ended September 30, 2015, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

[5]	Equipment

Equipment purchases are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company’s fixed assets range from three to ten years. Capitalized costs associated with leasehold improvements are depreciated over the lesser of the useful life of the asset or the remaining life of the lease.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2015. In addition, future changes in unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation.

Since the Company incurred net operating losses in every tax year since inception. The 2012, 2013 and 2014 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

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

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants would have an antidilutive effect. As of September 30, 2015 and 2014 the number of shares issuable upon the exercise of stock options and warrants was 46,328,694 and 20,665,000, respectively.

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

In April 2015, the FASB issued ASU 2015-03, simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. ASU 2015-03 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its operating results and financial position.

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

The Company's intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. There was no impairment for the nine months ended September 30, 2015. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

[14]	Goodwill

Goodwill, derived from the Company's acquisition of Aquarius, is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that it may be impaired. The Company's goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. In the event the Company determines that it is more likely than not the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. There was no impairment for the nine months ended September 30, 2015.

[15]	Contingent Consideration

Contingent consideration arising from the acquisition of Aquarius is included as part of the purchase price and is recognized at fair value as of the acquisition date. Subsequent to the acquisition date, the Company measures contingent consideration arrangements at fair value for each period until the contingency is resolved. These changes in fair value are recognized in our condensed consolidated statements of operations. Changes in fair values reflect new information about the likelihood of the payment of the contingent consideration and the passage of time. There was no change in the estimated fair value of the contingent consideration during the nine-month period ended, September 30, 2015.

[16]	Subsequent Events:

As discussed in Note F, on October 29, 2015 an increase in authorized shares was approved.

On November 2, 2015, the Company received notification that it successfully completed the Technology Business Tax Certificate Transfer Program. The Company estimates that it will receive $756 thousand in the next 3 to 4 months, through the transfer of its unused net operating loss (NOL) carryover and unused research and development tax credits.

NOTE D – Acquisition of Aquarius Biotechnologies, Inc.

On January 29, 2015, we entered into the Merger Agreement with Aquarius, Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (“Merger Sub”) and J. Carl Craft, as the stockholder representative. The merger contemplated by the Aquarius Merger became effective on January 29, 2015, following the satisfaction or waiver of the conditions described in the Merger Agreement, including approval of the transaction by 100% of Aquarius’ stockholders. Pursuant to the Aquarius Merger, the Merger Sub merged with and into Aquarius, with Aquarius surviving the merger as a wholly-owned subsidiary of ours.

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

Cash	$70,754
Contract/ Grant receivable	45,644
Prepaid expenses and other current assets	5,084
Equipment, net	5,051
Other assets	700
In-process research and development-(b)	3,017,377
Total identifiable assets	3,144,610

Accounts payable	300,413
Notes payable-(d)	10,000
Accrued expenses	92,509
Total liabilities assumed	402,922
Net identifiable assets acquired	2,741,688
Goodwill-(c)	1,384,674
Deferred income taxes arising from basis differences of tax aspects of in-process research and development	(1,253,327)
Net assets acquired	$2,873,035

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

In addition, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company has granted the Investors certain registration rights requiring the Company, within sixty (60) days following the final closing of the Offering, to file a registration statement with the Securities and Exchange Commission covering the resale by the Investors of the shares of Common Stock and shares of Common Stock underlying the Warrants issued in the Offering, which registration statement was filed on June 9, 2015.  The Subscription Agreements also contain customary representations, warranties and agreements.

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

NOTE F - Stockholders Equity

Capital Structure

Common Stock

At September 30, 2015, the Company was authorized to issue 150,000,000 shares of $0.0001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of shares for stock options, restricted stock.

At the annual meeting of stockholders held on October 29, 2015, the stockholders holding a majority of the shares of common stock outstanding and entitled to vote at the meeting approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of its common stock from one hundred fifty million (150,000,000) to two hundred fifty million (250,000,000). Such increase in the authorized shares of common stock became effective on October 30, 2015 upon the filing of a certificate of amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware.

Warrants

As of September 30, 2015, the Company had outstanding warrants to purchase an aggregate of 39,250,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

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

A summary of equity warrants outstanding as of September 30, 2015 is presented below, all of which are fully vested.

Shares
July 11, 2013 formation of Holdings, 4,000,000 warrants issued, terms 5 years, exercisable at $2.00, including 250,000 warrants sold to Mr. Adam Stern	4,000,000
July 11, 2013 recapitalization of Matinas BioPharma Inc. 1,000,000 warrants issued, terms 5 years, exercisable at $2.00	1,000,000
July and August 2013 completion of Private Placement, 7,500,000 warrants issued, terms 5 years, exercisable at $2.00	7,500,000
July 30, 2013 Placement Agent warrants issued as part of compensation for Private Placement. Terms 5 years, exercisable at $2.00	750,000
July 30, 2013 Placement Agent warrant issued as part of compensation for Private Placement. Terms 5 years exercisable at $1.00	1,500,000
July 30, 2013 500,000 warrants sold to Chairman of Board Mr. Herb Conrad for $20,000. Terms 5 years, exercisable at $2.00 per share	500,000
March 31, 2015 Warrants:
March 31, 2015 first close of Private Placement, 9,875,0000 warrants issued, terms 5 years, exercisable at $0.75	9,875,000
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $0.75	987,500
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $ 0.50	987,500
April 10, 2015 Warrants:
April 10, 2015 first close of Private Placement, 10,125,000 warrants issued, terms 5 years, exercisable at $0.75	10,125,000
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.75	1,012,500
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.50	1,012,500

Total Warrants Outstanding at September 30, 2015	39,250,000

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

With the approval of the Board of Directors and stockholders holding a majority of the shares outstanding, effective May 8, 2014, the Plan was amended and restated. The amendment provides for an automatic increase in the number of shares of Common Stock available for issuance under the Plan each January (with Board approval), commencing January 1, 2015 in an amount up to four percent (4%) of the total number of shares of Common Stock outstanding on the preceding December 31st.

The Company recognized stock-based compensation expense in its condensed consolidated statements of operations as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Research and development	$122	$223	$410	$330
General and administrative	372	677	818	1,117
Total	$494	$900	$1,228	$1,447

Stock Incentive Plans:

The following table contains information about the Company’s stock plan at September 30, 2015:

	Awards Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	9,541,706	7,678,009	*	1,863,697

* includes both stock grants and option grants

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2014 to September 30, 2015:

		Weighted
	Number of Options	average Exercise Price

Outstanding at December 31, 2014	5,353,417	$1.05
Granted	1,998,888	.95
Exercised	-	-
Forfeited	(119,862)	.96
Canceled	(153,749)	.76
Outstanding at September 30, 2015	7,078,694	$0.93

As of September 30, 2015, the number of vested shares underlying outstanding options was 3,848,937 at a weighted average exercise price of $1.01. The aggregate intrinsic value of in the-money options outstanding as of September 30, 2015 was $0.6 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.82 on September 30, 2015, and the exercise price of options, multiplied by the number of options. As of September 30, 2015, there was $2.0 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 1.4 years.

NOTE H - Commitments

Lease Space

On November 1, 2013, the Company entered into 7 year lease for office space in Bedminster, New Jersey which started June 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term. The Company records rent expense on a straight-line basis.

In December 2014, the Company entered into an agreement to lease laboratory space for one year starting January 1, 2015 in Monmouth Junction, New Jersey at a monthly rent of $2,175.

Listed below is a summary of future lease rental payments as of September 30, 2015:

Lease
Commitments
2015	$45,427
2016	157,321
2017	160,257
2018	163,193
2019 and beyond	406,147
Total future minimum lease payments	$932,345

Security Deposit

The Company was obligated to provide a security deposit of $300,000 to obtain lease space. Starting June 1, 2015, this deposit can be reduced by $100,000 on an annual basis, down to $50,000, as long as the Company makes timely rental payments. On October 29, 2015, the Company received $106,000 as a first reduction.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us.  These factors include, but are not limited to:

·	our ability to raise additional capital to fund our operations and to develop our product candidates;

·	our limited operating history;

·	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

·	our ability to realize the anticipated benefits of the cost-savings measures we undertook in the third quarter of 2015;

·	our dependence on product candidates, which are still in an early development stage;

·	our ability to integrate our recent acquisition of Aquarius Biotechnologies, Inc.;

·	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

·	our ability to manufacture GMP batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, our ability to manufacture commercial quantities;

·	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

·	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval;

·	our dependence on third-parties, including third-parties to manufacture and third-party CROs to conduct our clinical trials;

·	our ability to maintain or protect the validity of our patents and other intellectual property;

·	our ability to retain key executive members;

·	our ability to internally develop new inventions and intellectual property;

·	interpretations of current laws and the passages of future laws;

·	acceptance of our business model by investors;

·	the accuracy of our estimates regarding expenses and capital requirements;

·	our ability to adequately support growth; and

·	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Overview

On January 29, 2015, we completed the acquisition of Aquarius Biotechnologies, Inc., “Aquarius Merger”, a privately held, New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid-based, drug delivery platform called “cochleate delivery technology.” Following the Aquarius Merger, we are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum antifungal and anti-bacterial therapeutics for the treatment of serious and life-threatening infections, using our innovative lipid-crystal nano-encapsulation drug delivery cochleate platform.

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

Our lead product candidate using the cochleate delivery technology is MAT2203, an oral formulation of the broad spectrum intravenous(IV)-delivered anti-fungal agent amphotericin B. MAT2203 is under development for serious fungal infections and a single-escalating-dose Phase 1 study with MAT2203 has been completed. In October 2015, the Institutional Review Board, or IRB, of the National Institutes of Health, or NIH, approved a protocol providing for the National Institute of Allergy and Infectious Diseases, or NIAID, to conduct a Phase 2a clinical study with MAT2203. We expect to commence the Phase 2a study of MAT2203 in collaboration with the NIAID in 2015, with results expected in 2016 or earlier under certain circumstances. We are developing a pipeline of targeted delivery formulations by applying our cochleate oral delivery technology to a potentially broad array of proven medications, including MAT2501. MAT2501 is an oral cochleate formulation of the broad spectrum intravenous (IV)-delivered aminoglycoside antibiotic called amikacin, which is most often used for treating severe, hospital-acquired infections, including Gram-negative bacterial infections. MAT2501 is currently in the formal toxicology testing stage, expected to lead to an IND filing in late 2015.

We are also exploring development and partnership options for MAT9001, a prescription-only omega-3 fatty acid-based composition under development for the treatment of highly elevated triglycerides, or severe hypertriglyceridemia. Finally, our MAT8800 discovery program is designed to identify and develop product candidates comprising omega-3 fatty acids for the treatment of non-alcoholic fatty liver disease for which there are currently no approved pharmacologic treatments available. We are evaluating strategic options for the MAT8800 program as well.

We are a development stage company and did not generate any revenues prior to the acquisition of Aquarius. We have never been profitable. Our net loss was approximately $7.2 million for the nine months ended September 30, 2015 and 2014. As of September 30, 2015, we had an accumulated deficit of approximately $21.2 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Financial Operations Overview

Revenue

We generated Contract Research Revenue in the amount of $194,000 versus zero in the same period of 2014. This revenue is directly related to contracts which our subsidiary Aquarius has with the National Institutes of Health (NIH). These contracts are related to work being done on MAT2203 and MAT2501. We expect that this contract revenue will be approximately $8,000 in the fourth quarter of 2015.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of MAT9001, the acquired Aquarius products in development and identification of product candidates under our MAT8800 discovery program, which include:

·	the cost of conducting pre-clinical work;

·	the cost of acquiring, developing and manufacturing pre-clinical trial materials;

·	costs for consultants and contractors associated with Chemistry and Manufacturing Controls (CMC), pre-clinical activities and regulatory operations;

·	expenses incurred under agreements with contract research organizations, or CROs, that conduct our pre-clinical trials; and

·	employee-related expenses, including salaries and stock-based compensation expense for those employees involved in the research and development process.

The table below summarizes our direct research and development expenses for nine months ended September 30, 2015 and 2014. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs, in connection with our development work. We typically use our employee and infrastructure resources for management of our outside vendors, oversight of product quality and development of new processes and products.

	Nine months ended September 30,
	2015	2014
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$322	$993
Preclinical trails	159	219
Clinical Development	1,145	81
Regulatory	215	333
Internal staffing, Overhead and Other	1,841	1,636
Total research and development	$3,682	$3,262

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

We filed our IND for MAT9001 with the FDA on October 20, 2014. We started the first human study of MAT9001 during the fourth quarter of 2014. As noted above, on January 29, 2015 we acquired Aquarius. With this acquisition, we have been moving forward on developing the product candidates and technology we acquired from Aquarius, including MAT2203 and MAT2501. During the nine months ended September 30, 2015, the increase in Clinical Development expenses is directly related to the human trials for MAT9001 and cost associated with MAT2203 and MAT2501. Consistent with the cost deferral and savings measures we implemented in the third quarter of 2015, we expect our R&D expenses to remain relatively flat or slightly decrease in the near term. We will control our R&D expenses through the timing and monitoring of our preclinical animal programs, for the near term.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, communication expenses, and professional fees for legal, patent review, consulting and accounting services. Consistent with the cost deferral and savings measures we implemented in the third quarter of 2015, we expect our general and administrative expenses to remain relatively flat in the near term through steps we have taken to reduce professional fees.

Other Expense, net

Other expense, net is largely comprised of interest expense and franchise taxes.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the nine months ended September 30, 2015 and 2014 and to re-measure stock options issued to consultants.

	For the Nine Months Ended September 30,
	2015	2014
Volatility	71.1% - 77.3%	57.86% - 65.27%
Risk-free interest rate	1.56% - 1.72%	1.78- 1.92%
Dividend yield	0.0%	0.0%
Expected life	4.04 – 6.0 years	5.04 - 6.0 years

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees for the nine months ended September 30 was $1.2 million for 2015 and $1.4 million for 2014. As of September 30, 2015, we had $2.0 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.4 years.  In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the nine months ended September 30, 2015 and 2014 ($ in thousands) as follows:

	Nine months ended September 30,
	2015	2014
General and administrative	$818	$1,117
Research and development	410	330
Total	$1,228	$1,447

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of September 30, 2015, there were 1,863,697 shares of our common stock available for issuance under the Plan.

As of September 30, 2015, we had outstanding options to purchase an aggregate of 7,078,694 shares of our common stock with a weighted average exercise price of $0.93. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at September 30, 2015. The total intrinsic value of options outstanding and vested at September 30, 2015 was $0.6 million for outstanding and $ 0.1 million for vested.

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

Results of Operations ($ in Thousands)

Comparison of Three Months Ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)

Revenues	$60	-	60

Cost and expenses:
Research and development	$879	$1,070	$(191)
General and administrative	1,339	1,535	(196)
Total cost and expenses	$2,218	$2,605	$(387)

Revenues. Revenue for the three months ended September 30, 2015 was $60 , compared to $0 for the three months ended September 30, 2014. Revenue consists of revenue earned under the National Institutes of Health grants for MAT2203 and MAT2501. Under the current grant, grant revenues for the last quarter of 2015 will approximate $8 thousand and be approximately the same for the first quarter of 2016.

Research and Development expenses. Research and Development expense for the three months ended September 30, 2015 decreased $191 versus the prior year period. This decrease is primarily due to a decrease in spending on preclinical studies and manufacturing development, associated with MAT9001.

General and Administrative expenses. General and Administrative expenses for the three month period ending September 30, 2015 were $1.3 million, a decrease of approximately $196 from the prior year period. This decrease is primarily due to decrease in costs related to stock option expense, offset by an increase in investor relations costs.

Comparison of Nine months ended September 30, 2015 and 2014.

	Nine months ended
	September 30,		Increase
	2015	2014	(Decrease)

Revenues	$194	-	194

Total cost and expenses:
Research and development	$3,682	$3,262	$420
General and administrative	3,641	3,893	(252)
Total costs and expenses	$7,323	$7,155	$168

Revenues. Revenue for the nine months ended September 30, 2015 was $194, compared to $0 for the nine months ended September 30, 2014. Revenue consists of revenue earned under the National Institute of Health grants for MAT2203 and MAT2501.

Research and Development expenses. Research and Development expense for the nine months ended September 30, 2015 increased $420 compared to September 30,2014. This increase is primarily due to an increase in clinical studies conducted for MAT9001 and development/regulatory expenses associated with MAT2203 and MAT2501.

General and Administrative expenses. General and Administrative expenses for the nine month period ending September 30, 2015 were $3.6 million, a decrease of approximately $250 from the prior year period. This decrease is primarily due to decrease in costs related to stock compensation, offset by increases in insurance premiums.

Sources of Liquidity

We have funded our operations since inception through private placements of our equity instruments, most recently through unit offerings of our common stock and common stock warrants. As of September 30, 2015, we have raised approximately $22 million in net proceeds from sales of our equity securities.

As of September 30, 2015, we had cash totaling $4.4 million.

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

2015 Private Placement

In March and April 2015, we completed the 2015 Private Placement, under which we sold an aggregate of 20,000,000 shares of our common stock and warrants to purchase an aggregate of 20,000,000 shares of our common stock at an exercise price of $0.75 per share. The gross proceeds to us from the 2015 Private Placement were $ 10.0 million (see Note E, for additional information).

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Nine months ended September 30,
	2015	2014
Cash used by operating activities	$(6,698)	$(5,545)
Cash provided by (used in) investing activities	18	(289)
Cash provided by financing activities	8,452	0
Net increase/(decrease) in cash and cash equivalents	$1,772	$(5,834)

Operating Activities

We have incurred significant costs in the area of research and development, including manufacturing, analytical, regulatory and clinical development costs and costs associated with being a public company. Net cash used in operating activities was approximately $6.7 million for the nine months ended September 30, 2015 and $5.5 million for the nine months ended September 30, 2014. We expect that our monthly burn rate will be lower for the remainder of 2015 due to the completion of our MAT9001 human trial.

Investing Activities

Net cash provided in investing activities was $18,000 for the nine months ended September 30, 2015 and $289,000 used for the nine months ended September 30, 2014. The cash provided in investing activities for the nine months ended September 30, 2015 was primarily the result of equipment purchases offset by cash acquired from the acquisition of Aquarius.

Financing Activities

Net cash provided by financing activities was $8.5 million for the nine months ended September 30, 2015 and $0 for the nine months ended September 30, 2014. The cash provided by financing activities for the nine months ended September 30, 2015 was due to net proceeds received from the closing of our 2015 Private Placement.

Funding Requirements and Other Liquidity Matters

All of our product candidates are still in the development or discovery stage. We expect to continue to incur significant expenses in order to advance the development of our pipeline, resulting in significant operating losses for the foreseeable future. As a result of the cost deferral and savings measures we implemented in the third quarter of 2015, we expect our expenses will remain relatively flat or slightly decrease in the near term.  In the long term, we anticipate that our expenses will increase substantially as we advance the clinical programs for our product candidates and prepare for submission of an NDA for our product candidates.

Taking into consideration certain cost-savings measures implemented in the third quarter of 2015, we expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditures requirements to June 2016. We will need additional financing to fund our operating expenses and to complete our intended clinical development programs, file additional patent applications and enhance our intellectual property position for lead compounds, to establish manufacturing processes internally or with a third-party contractor and prepare for submission of an NDA for our product candidates. We have based this estimate on assumptions that may prove to be wrong in the future, and we may use our available capital resources sooner than we currently expect.

Until the time we can generate substantial product revenue from commercializing any of our product candidates, if ever, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any significant, committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and could increase our expenses and require that our assets secure such debt. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

On November 1, 2013, we entered into a seven year lease for office space in Bedminster, New Jersey. The commencement date and first obligation to pay rent was June 2014, with annual rent beginning at approximately $152,000 per year, increasing to $174,000 in the final year.

In December 2014, the Company entered into an agreement to lease laboratory space for one year commencing January 1, 2015 in Monmouth Junction, New Jersey, which may be renewed for successive one-year terms. Base rent for the year ended December 31, 2015 will be approximately $26,000.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2015, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Except as set forth below, during the nine months ended September 30, 2015, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

We will need to raise significant additional capital to support our development and commercialization efforts.

We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditure requirements approximately into June 2016. We need to seek additional equity or debt financing to complete our intended clinical programs for MAT2203 and MAT2501, file additional patent applications and enhance our intellectual property position, to establish manufacturing processes internally or with a third-party contractors and prepare for submission of NDA’s.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: November 10, 2015	Roelof Rongen
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: November 10, 2015	Gary Gaglione
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

10.1	Employment Agreement, dated September 1, 2015, between Matinas BioPharma Holdings, Inc. and Raphael J. Mannino. (incorporated herein by reference to Exhibit 10. 1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2015).

10.2	Separation and Consulting Agreement between George Bobotas and Matinas BioPharma Holdings, Inc., dated September 29, 2015. . (incorporated herein by reference to Exhibit 10. 1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2015).

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Interim Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

- 32 -