Form 10-K
period 2015-12-31
Matinas BioPharma Holdings, Inc.
filed 2016-03-30
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2015 was approximately $34.5 million.

As of March 1, 2016 there were 57,180,148 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2015

- i -

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended . Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to raise additional capital to fund our operations and to develop our product candidates;
•	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

•	our limited operating history;

•	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

•	our dependence on product candidates, which are still in an early development stage;

•	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

•	our ability to manufacture GMP batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

•	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

•	our dependence on third-parties, including third-parties to manufacture and third-party CROs (including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to retain and recruit key personnel;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements;

•	our ability to adequately support growth; and

•	the factors listed under the headings “Risk Factors” elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum therapeutics for the treatment of serious and life-threatening infections. We are developing a pipeline of product and development candidates, with an initial focus on serious fungal and bacterial infections. On January 29, 2015, we completed the acquisition of Aquarius Biotechnologies Inc., (referred to as the “Aquarius Merger” throughout this document), a New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid crystal drug delivery platform called “cochleate delivery technology”.

Our proprietary cochleate delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, is designed specifically for the targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation. This innovative technology utilizes lipid-crystal nano-particle cochleates to nano-encapsulate existing drugs, which is designed to make them safer, more tolerable, less toxic and orally bioavailable. We believe this platform represents a significant innovation that may result in meaningful improvements to currently available therapies to treat numerous life-threatening diseases, including serious fungal infections and multi-drug resistant, or MDR, gram-negative bacterial infections.

Currently, we are focused on the anti-infectives market and on drug candidates which we believe demonstrate the value and innovation associated with our unique delivery platform technology. We believe initially focusing on the anti-infectives market has distinct advantages for the development of products which meet significant unmet medical need, including:

•	a current regulatory environment which provides small development and clinical stage companies incentives and opportunities to reduce development cost and timeline to market for anti-infective drug candidates;

•	traditional high correlation between efficacy and safety data in preclinical animal models and the outcome of human clinical trials with these product candidates;

•	attractive commercial opportunities for a product differentiated in its safety profile, mode of action and oral bioavailability positioned against current therapies with significant side effects, limited efficacy and intravenous delivery resulting in lack of convenience, compliance and at a significant burden to the cost of healthcare; and

•	an ability to commercialize anti-infective products with a focused and cost-efficient sales and marketing organization

We currently have two clinical-stage products designed for the treatment of infectious disease. Our lead product candidate is MAT 2203, a novel oral formulation of a broad spectrum anti-fungal drug called amphotericin B which uses our cochleate delivery technology. We are initially developing MAT2203 for the treatment of Candida infections. A Phase 1a study has been completed and demonstrated that MAT2203 was generally well tolerated at all dosage levels with no serious adverse events reports and no laboratory or renal function abnormalities observed. We are currently screening and enrolling patient in a Phase 2a study of MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, and, assuming the NIH meets the anticipated clinical timelines, we anticipate announcing results of this study during 2016. The U.S. Food and Drug Administration, or FDA, has granted MAT2203 designations for Qualified Infectious Disease Product, or QIDP, and Fast Track for the treatment of invasive candidiasis and invasive aspergillosis. The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for Fast Track Designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity. Fast Track designation enables more frequent interactions with the FDA to expedite drug development and review. Neither Fast Track designation nor QIDP designation change the standards for approval and we can provide no assurances that we can maintain QIDP or Fast Track designations for MAT2203 or that such designations will result in faster regulatory review. MAT2203 has also received designation from FDA as an Orphan Drug for the treatment of leishmaniasis and we expect to file for additional Orphan Drug designations for MAT2203. The orphan drug designation provides eligibility for seven years of market exclusivity in the United States upon FDA approval, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients and tax credits for the cost of clinical research, if we maintain orphan drug designation. The seven-year period of marketing exclusivity provided through orphan designation combined with an additional 5 years of marketing exclusivity by the QIDP designations would position MAT2203 for eligibility of a total of 12 years of marketing exclusivity to potentially be granted at the time of FDA approval.

Our second clinical stage product candidate is MAT2501, an orally administered, encochleated formulation of the broad spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tubercular mycobacterial infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. Currently, amikacin cannot be absorbed enterally and must be given by intravenous, intramuscular or nebulization routes with the significant risk of nephrotoxicity and ototoxicity, which makes it an impractical choice when treating serious infections which often require long courses of therapy, often 12 to 18 months or longer. MAT2501, taking advantage of its innovative, nano-encapsulation delivery technology, is being developed to be orally administered, and is designed to be a safer and targeted therapy for improved treatment of these serious and life-threatening bacterial infections in patients, including those who are severely immunocompromised. We are initially developing MAT2501 for the treatment of NTM. NTM causes many serious and life-threatening diseases, including pulmonary disease, skin and soft tissue disease, joint infections and, in immunocompromised individuals, disseminated infection. The most common clinical manifestation of NTM disease is pulmonary, or lung, disease. NTM lung infection occurs when a person inhales the organism from their environment. There are about 50,000 to 90,000 people with NTM pulmonary disease in the United States, with a much higher prevalence in older adults, and these numbers appear to be increasing. However, NTM can affect any age group. Without treatment, the progressive lung infection caused by NTM results in severe cough, fatigue, and often weight loss. In some people NTM infections can become chronic and require ongoing treatment. Treatment may be difficult because NTM bacteria may be resistant to many common types of antibiotics. Severe NTM lung disease can have a significant impact on quality of life and can be life-threatening. We are also exploring the development of MAT2501 for the treatment of a variety of serious and acute bacterial infections, including the treatment of gram negative bacterial infections, currently the most significant unmet medical need identified by infectious disease specialists. We recently filed an Investigational New Drug (IND) application with FDA and were clear to commence Phase 1 clinical studies in January 2016. We plan to initiate the first Phase 1 study of MAT2501 during 2016. The U.S. FDA has already granted MAT2501 designations for Orphan Drug and QIDP for the treatment of non-tuberculous mycobacteria. If we maintain orphan drug and QIDP designations, the seven-year period of marketing exclusivity provided through orphan designation combined with an additional 5 years of marketing exclusivity by the QIDP designations positions MAT2501 to be eligible for total of 12 years of marketing exclusivity which may be granted at the time of FDA approval.

We are currently exploring strategic partnering options for our legacy cardiovascular drug, MAT9001, which has been developed and targeted to date for the treatment of very high triglycerides and MAT8800, our discovery program seeking to identify product candidates derived from omega-3 fatty acids for the treatment of non-alcoholic fatty liver disease.

Strategy

Our goal is to become a fully integrated biopharmaceutical company that discovers, develops and commercializes novel anti-infective medicines using our proprietary delivery platform technology. Key elements of our strategy include:

•

Focus on the continued development of our current clinical stage anti-infective product candidates, including commencing and completing the planned Phase2a clinical trial with MAT2203 conducted in cooperation with and funded by the NIH and advancing MAT2501 into Phase 1 clinical studies during 2016. We intend to target those indications which, if approved, would result in being able to take advantage of the 12 years of product exclusivity afforded through FDA designation as a QIDP and Orphan drug product;

•

Build a significant portfolio of pharmaceutical products using our proprietary cochleate delivery technology platform in conjunction with pharmacologically active compounds that currently have both regulatory approval and broad market adoption, and thereby, we believe, potentially reducing development risk, regulatory approval process time and market adoption risk for our products;

•

Identify strategic collaborations with one or more pharmaceutical partners through which we can utilize our unique and proprietary platform delivery technology to improve the clinical profile of one or more active pharmaceutical ingredients either in development or currently marketed.

•	Identify one or more strategic or financial partners to continue the development of our legacy cardiovascular MAT9001 product; and
•

Develop or find existing manufacturing space in order to grow our capabilities to manufacture product in a compliant, cGMP facility in order to supply products for clinical development and, ultimately, commercial production in an effort to retain exclusive knowledge of the process and intellectual property associated with our platform delivery technology;

Our Anti-Infective Product Candidates

MAT2203

Product Profile

MAT2203 is an orally-administered, encochleated formulation of amphotericin B (a broad spectrum fungicidal agent). Little to no clinical resistance has been reported to date with amphotericin B as compared to the rapidly emerging drug resistance seen in other antifungal therapies. Currently, IV-only administered amphotericin B is the only broad spectrum fungicidal available but its IV-delivery results in significant treatment-limiting side effects, including nephrotoxicity. The ability to provide amphotericin B orally using our proprietary and novel oral formulation may offer a new and promising alternative for patients and doctors. In a clinical Phase 1a single-dose, double-blind, dose-escalating, pharmacokinetic study of 48 healthy volunteers, oral MAT2203 demonstrated a positive safety and tolerability profile with no serious adverse events reported, including little or no nephrotoxicity as compared to placebo.

Antifungal Market

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

Azole antifungals are available in oral formulations and are typically well tolerated, but resistance has developed, and toxicities that occur with prolonged use include hepatotoxicity, fluoride toxicity, and photosensitivity (with voriconazole). Echinocandins (eg, caspofungin and micafungin) are very well tolerated but are only available as IV formulations and resistance has developed. Polyene derivatives, such as amphotericin B, are sometimes administered for topical treatment of oral and esophageal candida infections as an oral suspension though it is not widely available, is not very effective, and may irritate the oral and esophageal tissues.

Our lead anti-infective product candidate, MAT2203, is an application of our cochleate delivery technology to a broad spectrum anti-fungal drug called amphotericin B. Amphotericin B is an IV administered drug used as a last resort for treatment of systemic fungal infections resistant to triazoles and echinocandins, including resistant candidiasis, cryptococcal meningoencephalitis, aspergillosis and leishmaniasis. To date, there have been no reports of clinically observed drug-resistance to amphotericin B, further bolstering the use of this compound as the most likely last resort treatment for fungal infections in the foreseeable future. However, the use of amphotericin B is relatively limited because it is currently only available as an IV-administered product and has significant side effects (including nephrotoxicity, or a poisonous effect on the kidneys). Encapsulating the amphotericin B drug with our cochleate delivery technology provides a potential opportunity for the drug to be taken orally with targeted delivery to infected cells, which we believe may have fewer side effects than the currently available IV-formulations of amphotericin B.

Development History of MAT2203

MAT2203 was extensively studied in animal model studies of various fungal infections including invasive candidiasis, aspergillosis, and visceral leichmaniasis.

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

In addition, in the vast majority of these animal studies the MAT2203 product was administered orally; in the remainder of these animal studies the MAT2203 product was administered via IV. If confirmed in our ongoing Phase 2a human efficacy study, the oral formulation is a second major differentiator of our technology which offers significant health-economic benefit since patients do not need to stay in the hospital to receive the therapy. Because of these strong differentiators brought by the cochleate lipid-crystal nano-particle technology, we believe that MAT2203, if eventually approved by the FDA, may be able to obtain a significant market share of the fungal infection treatment market.

An IND application for MAT2203 was filed with the Food and Drug Administration, or FDA, in late 2006. In a clinical Phase 1a single-dose, double-blind, dose-escalating, pharmacokinetic (PK) study of 48 healthy volunteers MAT 2203 demonstrated a positive safety and tolerability profile with no serious adverse events reported.

Development Plan for MAT2203 – Phase 2a

The NIH is currently enrolling, screening and preparing to dose patients in a Phase 2a study of encochleated amphotericin B (CAMB) in patients with mucocutaneous (esophageal, oropharyngeal, vulvovaginal) candidiasis who are refractory or intolerant to standard non-intravenous therapies. This is an open-label, dose-titration trial in up to 16 patients to study the efficacy, safety, and pharmacokinetics of oral CAMB in the treatment of mucocutaneous candidiasis. Initially, CAMB will be administered at 200 mg/day (100 mg twice daily, or BID) for 2-weeks. If a patient experiences a clinical response after 2 weeks, then treatment will be extended for 2 more weeks. If there is no clinical response but study drug is tolerated, then dosage will be escalated to 400 mg/day (200 mg BID). If after escalation there is a clinical response after 2 weeks, then treatment will be extended for 2 more weeks. If there is no clinical response and study drug is tolerated, then dosage can be escalated again to 800 mg/day (400 mg BID) for an additional 2 weeks. The primary objective of the trial is to assess the clinical response to treatment of mucocutaneous candidiasis infections in patients who are refractory or intolerant to standard non-intravenous therapies after treatment for 14-days with the highest titrated dosage of CAMB per patient. Secondary objectives include pharmacokinetics, mycological response, and safety. Assuming that the NIH meets the proposed timeline for this study, we expect to release data later in 2016 following evaluation and discussion with the NIH.

MAT2501 – Targeting Chronic and Acute Bacterial Infections

Product Profile

MAT2501, an orally-administered, encochleated formulation of the broad spectrum IV-only aminoglycoside antibiotic agent amikacin, utilizes the Company’s proprietary, lipid-crystal, nanoparticle delivery technology. Amikacin is currently used to treat different types of chronic and acute bacterial infections, including NTM infections and various multidrug-resistant gram negative bacterial infections. IV-administered amikacin is associated with major side effects including nephrotoxicity and ototoxicity (permanent loss of hearing). MAT2501 is specifically designed to provide targeted delivery of the potent antibiotic amikacin while providing a significantly improved safety and tolerability profile. In preclinical studies MAT2501 demonstrated oral bioavailability and targeted delivery of amikacin directly to the site of infection in both pulmonary (lung) and disseminated NTM infections. We recently received FDA clearance to initiate a Phase 1 clinical study of MAT2501 for the treatment of NTM infections. The FDA has also designated MAT2501 as a QIDP and an Orphan Drug for the treatment of NTM infections. We intend to initially develop MAT2501 for the treatment of NTM infections and will also explore the development of MAT2501 for the treatment of a variety of multi-drug resistant, gram negative bacterial infections. If approved, we believe MAT2501 would become the first orally bioavailable aminoglycoside and represent a significant improvement over existing therapies from a treatment and health economic perspective.

NTM Market Opportunity

Nontuberculous mycobacteria (NTM) are naturally occurring organisms found in water, soil, plants and animals. NTM causes many serious and life-threatening diseases, including pulmonary disease, skin and soft tissue disease, joint infections and, in immunocompromised individuals, disseminated infection. The most common clinical manifestation of NTM disease is pulmonary, or lung, disease. NTM lung infection occurs when a person inhales the organism from their environment. While most people do not become ill, some individuals develop a slow, progressive and destructive disease when NTM infects the airways and lung tissue leading to inflammation in the respiratory system. Individuals susceptible to the infection often have an unknown defect in their lung structure or immune system, lung damage from a pre-existing chronic obstructive pulmonary disease (COPD), such as emphysema and bronchiectasis, cystic fibrosis, or an immune deficiency disorder, such as HIV or AIDS.

There are about 50,000 to 90,000 people with NTM pulmonary disease in the United States, with a much higher prevalence in older adults, and these numbers appear to be increasing. However, NTM can affect any age group. Without treatment, the progressive lung infection caused by NTM results in severe cough, fatigue and weight loss and may ultimately lead to death. In some people NTM infections can become chronic and require ongoing and long term treatment. Treatment may be difficult because NTM bacteria may be resistant to many common types of antibiotics. Severe NTM lung disease can have a significant impact on quality of life and can be life-threatening. There are no products specifically indicated for the treatment of NTM disease in the U.S., Europe or Canada. Current guideline-based approaches involve multi-drug regimens that may cause severe side effects and treatments can be as long as two years or more.

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

Bacterial infections are caused by a variety of different types of bacteria and the infections they cause can range from mild to serious, life-threatening infections requiring immediate treatment. Bacteria are broadly categorized as Gram-positive, Gram-negative, atypical or anaerobic. Gram-positive bacteria possess a single membrane and a thick cell wall and turn dark-blue or violet when subjected to a laboratory staining method known as Gram’s method. Common causes of Gram-positive bacterial infections include species of Staphylococcus , such as methicillin-resistant Staphylococcus aureus , or MRSA, Streptococcus and Enterococcus . Gram-negative bacteria have two membranes with a thin cell wall and, when subjected to Gram’s method of staining, lose the stain or are decolorized. According to The New England Journal of Medicine, the most common cause of Gram-negative infection is Escherichia coli , or E. coli . Less prevalent Gram-negative bacteria strains include species of Acinetobacter , Klebsiella, Salmonella and Pseudomonas . Atypical bacteria, such as Mycoplasma species, have modified cell walls and are neither Gram-positive nor Gram-negative. Anaerobic bacteria, such as Bacteroides species, either cannot grow in the presence of oxygen or do not require oxygen to grow and are classified as either Gram-positive or Gram-negative.

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

Many strains of bacteria have mutated over time and have developed resistance to existing drugs, resulting in infections that are increasingly serious or more difficult to treat. These drug-resistant pathogens have become a growing menace to all people, regardless of age, gender or socioeconomic background. They endanger people in affluent, industrial societies like the United States, as well as in less-developed nations. Gram-positive bacteria that have developed resistance to existing drugs include:

•	Streptococcus pneumoniae that cause pneumonia, ear infections, bloodstream infections and meningitis;
•	Staphylococcus aureus that cause skin, bone, lung and bloodstream infections; and
•	Enterococci that are responsible for infections transmitted in healthcare settings.
•	Gram-negative bacteria that have developed resistance to existing drugs include:
•	Escherichia coli that cause urinary tract, skin and bloodstream infections;
•	Salmonella and Escherichia coli that cause foodborne infections; and
•	Acinetobacter baumannii , Pseudomonas aeruginosa and Klebsiella spp. that are responsible for infections transmitted in healthcare settings.

According to a September 2013 report of the CDC, each year in the United States, at least two million people acquire serious infections with bacteria that are resistant to one or more of the antibiotics designed to treat those infections. At least 23,000 people die each year as a direct result of these antibiotic-resistant infections, with many more dying from other conditions that are complicated by the occurrence of an antibiotic-resistant infection. These antibiotic-resistant infections add considerable and avoidable costs to the already overburdened U.S. healthcare system. In the same September 2013 report, the CDC noted that the total economic cost of antibiotic infections to the U.S. economy has been estimated to be as high as $20 billion in excess of direct healthcare costs. In addition, the CDC reported that, among all of the bacterial resistance problems, Gram-negative pathogens are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment, with the most serious Gram-negative infections being healthcare associated and the most common pathogens being Enterobacteriaceae , Pseudomonas aeruginosa and Acinetobacter .

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

A survey of infectious disease specialists published in the June 2012 edition of Clinical Infectious Disease rated multidrug-resistant Gram-negative infections as the most important unmet clinical need in current practice. In the survey, 63% of physicians reported treating a patient in the past year whose bacterial infection was resistant to all available antibacterial agents. As a further example of the seriousness of the threat of Gram-negative bacteria resistant to all available antibacterial agents, in 2014, the national media including The Wall Street Journal , CBS and Fox News reported on an outbreak, primarily in one suburban Chicago, Illinois hospital, of CRE with more than 40 cases reported in 2013. Additionally, in February 2015, an outbreak of CRE occurred at the Ronald Reagan UCLA Medical Center in which a total of seven people became infected and the infection was a contributing factor in the death of two patients. A similar report came from the Carolinas HealthCare System in February 2015, in which 18 people contracted CRE at a hospital in Charlotte, North Carolina and one person died. According to the CDC, CRE are a nightmare bacteria, are resistant to nearly all known antibiotics and kill up to 50% of people infected.

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

Insufficient Coverage of Multidrug-resistant Bacteria. A physician cannot afford to be too limited in the spectrum of bacteria covered by antibiotics when initially treating a patient for a serious infection that has not yet been definitively identified. Frequently used products, such as Zyvox and Cubicin, are mostly limited to Gram-positive bacteria and thus are rarely used as a first-line empiric monotherapy if broad bacterial coverage is required. In addition, other popular antibiotics that have been used as first-line empiric monotherapies, such as Levaquin, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, carbapenems, such as Merrem, and imipenem/cilastatin, which is marketed by Merck as Primaxin, have seen their utility as first-line empiric monotherapies diminished as the number of bacterial strains resistant to these therapies has increased.

Safety and Tolerability Concerns. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. Antibiotics on the market have been associated with adverse effects such as myelosuppression, seizures, nephrotoxicity and gastrointestinal disorders.

Lack of Oral Dosage Forms to Permit Transition Therapy. When a patient comes to the emergency room or hospital for treatment of a serious infection, the patient initially receives IV treatment, which allows the drug to be delivered more rapidly and in a larger dose than oral treatment. Once the infection begins to respond to treatment and the patient is stabilized, depending on the infection, hospitals and physicians generally seek to minimize in-hospital treatment and, if possible, discharge patients from the hospital in order to reduce costs, avoid hospital-acquired infections, and improve the patients’ quality of life. Upon discharge, physicians typically prefer to prescribe transition therapy treatment with an oral formulation of the same antibiotic. A transition therapy to oral treatment allows for more convenient and cost-effective out-patient treatment, with the oral antibiotic providing enhanced patient comfort and mobility and avoiding the risk of infection from the IV catheter. In addition, the use of the same antibiotic allows the physician to avoid switching the patient from the antibiotic that has proven effective during IV administration to a different antibiotic that may be less effective and carries the risk of new or different side effects. Many of the antibiotics that are most commonly used as first-line empiric monotherapies are only available in an IV formulation. Very few, if any, of the antibiotics that cover or are focused on the treatment of Gram-negative bacteria, including NTM, have oral dosage forms.

Given these limitations, there is an unmet medical need for a first-line empiric antibiotic treatment that has the following characteristics:

•	Potency and effectiveness against a broad spectrum of bacteria, including NTM, multidrug-resistant Gram-negative, Gram-positive, atypical and anaerobic bacteria;
•	Capability of being used as a monotherapy in the majority of patients in the hospital with cIAI, cUTI and other multidrug-resistant infections;
•	A convenient dosing regimen, such as once or twice-daily;
•	A favorable safety and tolerability profile; and

•	Availability in an oral dosage form.

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

Our lipid-based delivery technology is currently being used to encapsulate potent but dangerous anti-infective drugs in tiny lipid-crystals which are selectively picked up by macrophage cells and transported to infected cells. These tiny lipid crystals are referred to as “cochleates.” Cochleates have a multilayer crystalline, spiral structure with no internal aqueous space. The structure is formed when a series of solid lipid sheets roll up and engulf drug molecules in between the sheets, a proprietary process referred to as “encochleation”. The result is a lipid-crystal encochleated drug formulation made up of nano-sized particles. We believe our cochleate delivery technology provides an effective delivery mechanism without chemically bonding or otherwise altering the drug. Because the medications are locked in the particles, the sensitive-organ exposure to these medications is believed to be drastically reduced, as well as the toxic side-effects. In summary, this unique technology offers (1) targeted delivery, (2) sensitive organ protection, and (3) oral formulation (even for IV-only medications).

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

COCHLEATE FORMULATION

* Phosphatidylserine.

Multi-organ Protection: The key innovation of our cochleate delivery technology is our ability to package medication inside lipid-crystal particles without leaking. Because of their crystal nature, these particles are truly solid and hold on tightly to their medication pay-load. This is where the cochleate delivery technology differs markedly from other lipid-based delivery technology, such as liposomal delivery. Liposomes are liquid delivery systems which typically leak some of their drug content into our circulatory systems, thus still exposing our vulnerable organs and tissues to toxic effects of often potent medications. Keeping organ-toxic medications inside the lipid-crystal particles strongly differentiates our cochleate delivery technology from other drug delivery approaches.

Targeted Delivery: The size of our individual cochleate lipid-crystals is typically in the range of 50-500 nm. This is very small and by comparison close to the size of a large virus or a small bacteria. Our body produces several cell-types that are designed to remove viruses and bacteria from our system. These cell types, such as macrophages, are part of our immune system and “swallow” the bacteria and viruses they encounter in order to protect us from infections. Because of the size our lipid-crystal cochleate particles and the phospholipid surface structure (the cell membranes of bacteria are also made up from phospholipids), macrophages tend to absorb these cochleate particles very well.

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

Additional Pipeline Opportunities

We believe our cochleate delivery technology can be used to reformulate a wide variety of drugs which are currently only available in IV formulations. Leveraging our cochleate delivery technology, we believe we can develop a robust pipeline of product candidates. We have tested a range of pharmaceutical compounds reformulated by our cochleate delivery technology in proof-of-concept animal studies, including vaccines, curcumin, capreomycin, and atovaquone. By way of example, we recently received a patent issuance related to cochleate compositions directed against expressions of proteins. The allowed patent claims cover our proprietary methods related to the composition and the formation of encochleated siRNA for potential use as therapy for regulating gene expression. We intend to pursue opportunities to develop products, either alone or in partnership with other pharmaceutical or biotech companies, related to this technology.

Our Cardiovascular Therapeutic Candidates

MAT9001

Our legacy cardiovascular product candidate, MAT9001, is a proprietary prescription-only omega-3 fatty acid composition, comprised of a complex mixture of omega-3 fatty acids, including eicosapentaenoic acid, or EPA, docosapentaenoic acid, or DPA, several other omega-3 fatty acids, and relatively nominal amounts of docosahexaenoic acid, or DHA, and non-omega-3 fatty acids. We believe that based upon MAT9001’s unique composition, which includes more DPA than other known omega-3 fatty acids, it will prove to be differentiated from other existing therapies for the treatment of very high triglycerides, or severe hypertriglyceridemia, and dyslipidemia.

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

In June of 2015 we announced data from a PK/PD study that showed MAT9001 demonstrated superiority versus Vascepa® (icosapent ethyl) in reducing lipids, triglycerides, apolipoproteins and PCSK9 levels. The data were based on a pharmacokinetic and pharmacodynamics, open-label crossover study designed to compare the bioavailability and effects of MAT9001 versus Vascepa, ethyl ester of eicosapentaenoic acid (EPA), which was approved by the U.S. Food and Drug Administration in 2012 as an adjunct to diet to reduce triglyceride (TG) levels in adult patients with severe (≥ 500 mg/dL) hypertriglyceridemia.

Results and Trial Design

MAT9001 achieved a greater median percentage reduction from baseline to trial end in total cholesterol and a significantly greater median percentage reduction in four of six lipid measures, including total cholesterol, when compared to Vascepa:

•	MAT9001 reduced median TG levels by 33.2 percent compared to 10.5 percent for Vascepa (P-Value <0.001);
•	MAT9001 reduced median VLDL-C (very low density lipoprotein cholesterol) levels by 32.5 percent compared to 8.1 percent for Vascepa (P-Value <0.001);
•	MAT9001 reduced median non-HDL-C (non-high-density cholesterol) levels by 8.8 percent compared to 4.6 percent for Vascepa (P-Value = 0.027);
•	MAT9001 reduced median HDL-C (high-density cholesterol) levels by 11.3 percent compared to 11.1 percent for Vascepa (P-Value = 0.337);
•	MAT9001 reduced median LDL (low-density lipoprotein cholesterol) levels by 2.4 percent compared to 4.3 percent for Vascepa (P-Value = 0.116);
•	MAT9001 reduced median total cholesterol levels by 9 percent compared to 6.2 percent for Vascepa (P-Value = 0.013).

MAT9001 also outperformed Vascepa in reductions in apolipoproteins (apo) and PCSK9 as compared to baseline:

•	MAT9001 reduced median apolipoprotein B levels by 3.8 percent compared to 0.7 percent for Vascepa (P-Value = 0.058);
•	MAT9001 reduced median apolipoprotein AI levels by 15.3 percent compared to 10.2 percent for Vascepa (P-value = 0.003);
•	MAT9001 reduced median apolipoprotein CIII levels by 25.5 percent compared to 5 percent for Vascepa (P-Value = 0.006);
•	MAT9001 reduced median PCSK9 levels by 12.3 percent compared to an 8.8 percent increase in PCSK9 levels for Vascepa (P-Value <0.001).

The comparator study was conducted in 42 patients with high triglyceride levels. Study subjects had fasting TG levels of 200 to 400 mg/dL without lipid altering therapy, or fasting TG levels of 200 to 350 mg/dL if they were on a stable-dose statin monotherapy. Pre-treatment median values for lipids, triglycerides, apolipoproteins and PCSK9 levels were measured. Patients were randomized and put on MAT9001 or Vascepa for 14 days, then washed out over five weeks, and then crossed over to Vascepa or MAT9001 for 14 days. Forty patients completed the trial.

MAT9001 met its primary endpoint in this study. Statistical analysis demonstrated superiority of MAT9001 over Vascepa for omega-3 bioavailability (baseline adjusted AUC and Cmax, approximately 6-fold higher with MAT9001 on day 14, with very high statistical significance). Vascepa is indicated for use with a lipid-lowering diet to reduce very high triglycerides in adult patients and is a trademark of Amarin Pharmaceuticals Ireland Ltd.

Following our acquisition of Aquarius Biotechnologies, Inc. in 2015, we made a strategic decision to focus our resources on the further development of our cochleate lipid-crystal nanoparticle delivery platform and products based on that technology. As a result, we are currently exploring strategic opportunities and partnerships for the continued development of MAT9001, both in the U.S. and abroad.

Exclusive License Agreement with Rutgers University

Through our acquisition of Aquarius, we acquired a license from Rutgers University for the cochleate delivery technology. The Amended and Restated Exclusive License Agreement between Aquarius and Rutgers, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) provides for, among other things, (1) a license issue fee of $25,000 paid upon execution, (2) an increased equity interest in the company from 5% to 7.5% of Aquarius (prior to our acquisition of Aquarius in the Aquarius Merger), (3) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (4) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (5) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement. We also agreed to assume the responsibility to pay required patent prosecution and maintenance fees covering the technology.

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

Exclusively Licensed Intellectual Property Relating to Our Proprietary Cochleate Delivery Technology Platform and MAT2203 and MAT2501

The patents and patent applications that we exclusively license from Rutgers University provide patent protection for the proprietary chemistry technology used in our process to make cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203 and MAT2501. Pursuant to our license agreement, we have acquired rights to a portfolio of 18 issued and foreign patents, including 11 patents issued within the last 3 years, which extends patent protection until at least 2033. In addition, we have more than 20 pending patent applications filed both in the United States and in foreign jurisdictions, including 16 national phase applications filed within the past 2 years. We have chosen to file these patent applications in selected foreign markets that we consider important for our product candidates. These international markets generally include Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia and Mexico. These pending patent applications can extend patent protection through at least 2033. The patent portfolio covering our cochleate delivery system covers a broad spectrum of technology, including amphotericin B cochleates, geodate cochleates, methods of delivering nutrients or biologically relevant molecules to a host using cochleates, cochleate vaccine compositions and protein-lipid vesicles, small interfering RNA cochleates, methods of enhancing the encochleation of hydrophilic molecules and cochleates made with low purity soy phosphatidylserine.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Many of these companies have far greater human and financial resources and may have product candidates in more advanced stages of development and many will reach the market before our product candidates. Competitors may also develop products that are more effective, safer or less expensive or that have better tolerability or convenience. Although we believe that our formulation delivery technology, experience and knowledge in our areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunities. For many of our product candidates, we anticipate facing competition from other products that are available on a generic basis and offered at low prices. Many of these generic products have been marketed by third parties for many years and are well accepted by physicians, patients and payors.

Competition for MAT2203 for treatment of severe fungal infections

We believe that our key competitors in the treatment of severe fungal infections, such as invasive candidiasis and aspergillosis, are as follows:

•	Pfizer, the manufacturer of Vfend (voriconazole) and Eraxis (anidulafungin), as well as the generic manufacturers of voriconazole;
•	Merck, the manufacturer of Noxafil (posaconazole) and Cancidas (caspofungin);
•	Astellas, the manufacturer of Mycamine (micafungin) and the marketer of Cresemba (isavuconazonium); and
•	Gilead, the manufacturer of AmBisome B (liposomal amphotericin B).

There are also a number of smaller companies working to develop new drugs and other therapies for fungal infections that are undergoing clinical trials. The key competitive factors affecting the success of all of our product candidates are likely to be their efficacy, safety, convenience and price.

Competition for MAT2501 for the treatment of multi-drug resistant gram negative bacteria

We intend to develop MAT2501 as a broad spectrum, oral antibiotic for the treatment of multi-drug resistant infections, including both chronic and acute bacterial infections, such as nontuberculous mycobacterium (NTM) and multi-drug resistant gram-negative infections. If approved, MAT2501 would compete with a number of drugs currently in development, including Arikayce®, an inhaled version of amikacin being developed by Insmed Incorporated for the treatment of NTM; plazomycin, which is being developed by Achaogen, Inc.; eravacycline, which is being developed by Tetraphase Pharmaceuticals, Inc.; Brilacidin®, being developed as a broad spectrum anti-bacterial by Cellceutix Corporation and Raptor Pharmaceuticals, Inc., which has recently announced it intends to pursue development of an inhaled version of the antibiotic levofloxacin for the treatment of NTM.

Manufacturing

We currently lease and operate limited in-house manufacturing capabilities for our product candidates, including MAT2203 and MAT2501. While sufficient to produce the clinical supplies of product necessary to conduct our ongoing clinical trials, these are short term arrangements and we currently do not have sufficient manufacturing facilities on a long term basis for the production of clinical or commercial quantities of any of our product candidates. If we are not able to retain our current manufacturing facilities and if we do not develop an in-house manufacturing capability for cochleates needed for our MAT2203 and MAT2501 product candidates sufficient to produce product for continued development and then commercialization of these products, we will need to develop relationships with third-party manufacturers for the manufacture of our product candidates which is likely to be time consuming and expensive.

There are a number of potential third party suppliers for amphotericin B and amikacin, the generic active pharmaceutical ingredients in our lead clinical stage product candidates – MAT2203 and MAT2501, respectively. Although to date we have not entered into supply agreements to secure sufficient supply of amphotericin B and amikacin to support our clinical programs for MAT2203 and MAT2501, we believe we will be able to secure supply of amphotericin B and amikacin to support our clinical programs for MAT2203 and MAT2501 from one or more third-party suppliers. As we move through development for each of our product candidates, we expect to enter into long term supply arrangements for these key active pharmaceutical ingredients.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1 : The drug is initially introduced into a small number of healthy human subjects or patients with the target disease (e.g. cancer) or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

Phase 2 : The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3 : These clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. In Phase 3 clinical trials, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

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

Submission of an NDA to the FDA

Regulatory approval for most new drug or biologic products is based on two adequate and well-controlled Phase 3 clinical trials that provide evidence of the safety and efficacy of the proposed new product. Assuming successful completion of required clinical testing and other requirements, the results of the nonclinical and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees are typically increased annually.

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

Employees

As of March 30, 2016, we had 10 full-time employees.

Research and Development

For the years ended December 31, 2014 and December 31, 2015, we spent approximately $5.2 million and $5.3 million, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including support of our MAT9001 program which we are no longer actively pursuing and our anti-infective product candidates, MAT2203 and MAT2501.

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

Our principal executive offices are located at 1545 Route 206 South, Suite 302, Bedminster, New Jersey 07921, and our telephone number is (908) 443-1860. Our website address is www.matinasbiopharma.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $9.1 million and $10.2 million for the years ended December 31, 2015 and 2014, respectively. As of December 31 2015, we had an accumulated deficit of $23.2 million. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our equity securities and, to a lesser extent, through funding from the National Institutes of Health, or the NIH. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2014, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on ourstockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•	initiate our planned Phase 2a clinical trial of MAT2203, our lead product candidate;
•	initiate and continue the research and development of our other product candidates and potential product candidates, including MAT2501;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. This going concern opinion, and any future going concern opinion, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. To date, we have devoted our resources to developing MAT9001 and our lead anti-infective product candidates, MAT2203 and MAT2501 and other product candidates developed from our cochleate delivery technology platform, but none of these product candidates can be marketed until regulatory approval has been obtained. Meaningful revenues will likely not be available until, and unless, MAT2203 or any of our other product candidate is approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct the planned Phase 2a clinical trial of MAT2203 and advance MAT2501 into clinical development, continue research and development, initiate clinical trials and, if development succeeds, seek regulatory approval of our product candidates. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents of approximately $3.2 million as of December 31, 2015, will enable us to fund our operating expenses and capital expenditure requirements through July 2016. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including:

•	the progress, timing, costs and results of our planned Phase 2a clinical trial of MAT2203;

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, other product candidates, including MAT2501, and any future product candidates;
•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates by the FDA and comparable non-U.S. regulatory authorities;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the extent to which we acquire or in-license other products and technologies;
•	the costs of operating as a public company; and
•	the effect of competing technological and market developments.

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

Our stockholders may be subject to substantial dilution by exercises of outstanding options and warrants and by the future issuance of common stock to the former stockholders of Aquarius pursuant to the terms of the merger agreement.

As of December 31, 2015, we had outstanding options to purchase an aggregate of 6,093,000 shares of our common stock at a weighted average exercise price of $0.93 per share and warrants to purchase an aggregate of 39,250,000 shares of our common stock at a weighted average exercise price of $1.18 per share. The exercise of such outstanding options and warrants will result in dilution of the value of our shares. In addition, pursuant to the terms of the merger agreement with Aquarius Biotechnologies, Inc., we will be required to issue up to an additional 3,000,000 shares of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing the cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing the cochleate delivery technology.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2013 and have a limited operating history. Our product candidates are in early stages of clinical development. We have not yet demonstrated our ability to successfully obtain regulatory approvals for any of our product candidates, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Even if we obtain regulatory approval, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

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

We cannot be certain that MAT2203, MAT2501 or any other product candidates that we may develop will receive regulatory approval, and without regulatory approval we will not be able to market any of our product candidates. Any delay in the regulatory review or approval of any of our product candidates will materially or adversely harm our business.

We expect to invest most of our capital in the development of MAT2203, MAT2501 and other product candidates derived from our cochleate delivery platform technology. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of one or more of our product candidates. All of our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses. This failure to obtain regulatory approvals would prevent our product candidate from being marketed and would have a material and adverse effect on our business.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may be unable to submit any new drug application, or an NDA, in the United States or any marketing approval application in foreign jurisdictions for any of our products. If we submit an NDA including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner, or at all, without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding such product candidates.

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

We rely completely on the cochleate delivery platform technology that we have licensed from Rutgers. The loss of our key technologies would seriously impair our business and future viability, and could result in delays in developing, introducing or maintaining our product candidates and formulations until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the technology we license could prevent the implementation or impair the functionality of our product candidates or formulation, delay new product or formulation introductions or injure our reputation. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes that may lead to delayed timelines and increased cost, and may prevent us from being able to complete clinical trials.

Clinical testing is expensive, can take many years to complete, and its outcome is inherently uncertain. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in Phase 1 clinical studies for MAT2203 do not ensure that our Phase 2a trial will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

We cannot be certain that the Phase 2a clinical trial for MAT2203, or any other future clinical trials for MAT2203 or any of our other product candidates, will begin on time, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate. The Phase 2a clinical trial for MAT2203 is being conducted in cooperation with and funded by the NIH and as a result can be delayed by the NIH for many reasons, including changing priorities in the NIH or other factors outside our control.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

•	inability to force the NIH to commence or complete planned clinical studies, despite the existence of contractual agreements;
•	inability to reach agreements on acceptable terms with prospective contract research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	inability to maintain necessary supplies of study drug and comparator to maintain predicted enrollment rates at clinical trial sites;
•	regulatory objections to commencing a clinical trial;
•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
•	inability to obtain institutional review board approval, including that within the NIH, to conduct a clinical trial;

•	difficulty recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;
•	inability to retain subjects in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy; and
•	difficulty in importing and exporting clinical trial materials and study samples.

We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.

To date, we have only developed limited in-house manufacturing capabilities for the cochleates needed for our MAT2203 and MAT2501 product candidates. If we do not develop a long term in-house manufacturing capability for the cochleates needed for our MAT2203 and MAT2501 product candidates sufficient to produce product for continued development and, if regulatory approval is obtained, then commercialization of these products, we will be dependent on a small number of third-party manufacturers for the manufacture of our product candidates. We may not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to cGMP and similar foreign standards and we would not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

A key element of our strategy is to leverage our cochleate drug delivery technology platform to discover, develop and commercialize a portfolio of product candidates. We are seeking to do so through our internal research programs and are exploring, and may also explore in the future, strategic partnerships for the development of new products. Other than MAT2203 and MAT2501, all of our other potential cochleate-related product candidates remain in the discovery and preclinical stages.

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

Even if we receive regulatory approval for MAT2203, MAT2501 or any other product candidates we may develop, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of MAT2203, MAT2501 or any other product candidates we may develop will depend upon its acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of MAT2203, MAT2501 or such other product candidate will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy of such product candidate;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse effects;
•	the willingness of physicians to prescribe such product candidates and of the target patient population to try new therapies;
•	pricing and cost-effectiveness;
•	the inclusion or omission of such product candidate in applicable treatment guidelines;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;
•	limitations or warnings contained in FDA-approved labeling;
•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and
•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement.

If MAT2203, MAT2501, or any other product candidates we may develop is approved, but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of such product candidate may require significant resources and may never be successful.

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

We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities, we may not successfully commercialize any of our product candidates, if regulatory approval is obtained.

At present, we have no sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either develop a sales and marketing infrastructure or collaborate with third parties that have such commercial infrastructure. If we elect to develop our own sales and marketing organization, we do not intend to begin to hire sales and marketing personnel until the time of NDA submission to the FDA at the earliest, and we do not intend to establish our own sales organization in the United States until shortly prior to FDA approval of MAT2203, MAT2501 or any of our other product candidates.

We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize MAT2203, MAT2501 or any of our other product candidates in the United States without strategic partners or licensees include:

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

If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty successfully commercializing MAT2203, MAT2501 or any other product candidates we may develop, which would adversely affect our business, operating results and financial condition. Outside the United States, we may commercialize our product candidates by entering into collaboration agreements with pharmaceutical partners. We may not be able to enter into such agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make MAT2203, MAT2501 or any other product candidates we may develop obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to MAT2203, MAT2501 or any of our other product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. We face competition with respect to our current product candidates and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Our current and potential competitors in the anti-fungal marketplace for which we are developing MAT2203 include Merck & Co. Inc., Astellas Pharma US, Pfizer, Inc., Novartis AG, Viamet Inc., Cidara Therapeutics and Sigma Tau. With respect to competition for MAT2501 in the anti-bacterial marketplace, our current and potential competitors include Insmed Incorporated, Merck & Co., Tetraphase Pharmaceuticals, Inc., Achaogen, Inc., Raptor Pharmaceuticals and The Medicines Company.

Even if we obtain marketing approval for MAT2203, MAT2501 or any other product candidates that we may develop, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our future products.

Even if we obtain United States regulatory approval of MAT2203, MAT2501 or any other product candidates that we may develop, the FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, and post-market surveillance to monitor safety and efficacy. Our future products will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continuous review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

In the United States, the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for MAT2203, MAT2501 or any other product candidates that we may develop and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners, and incur substantial costs to ensure compliance.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize MAT 2203, MAT2501 or any other product candidates that we may develop in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We expect that we will rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize MAT2203, MAT2501 or any other product candidates that we may develop and our business could be substantially harmed.

We expect to enter into agreements with third-party CROs, or governmental entities like the NIH, to conduct and manage our clinical programs. We rely heavily on these parties for execution of clinical studies for MAT2203, MAT2501 and our other product candidates and can control only certain and very limited aspects of their activities. Nevertheless, we would be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the NIH or CROs would not relieve us of our regulatory responsibilities. We, the NIH and our CROs would be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or the NIH or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of the NIH or our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the NIH or the CROs may not perform all of their obligations under their arrangements with us or in compliance with regulatory requirements. If NIH or the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of MAT2203, MAT2501 or any other product candidates that we may develop may be delayed or our development program may be materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs would devote to our program or our product candidates. If we are unable to rely on the clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. As a result of the foregoing, our financial results and the commercial prospects for MAT2203, MAT2501 and our other product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance of MAT2203, MAT2501 or any other product candidates that we may develop. If there is not sufficient reimbursement for our future products, it is less likely that such products will be widely used.

Market acceptance and sales of MAT2203, MAT2501 or any other product candidates for which we obtain regulatory approval will depend on reimbursement policies and may be affected by future healthcare reform measures in both the United States and foreign jurisdictions. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which products they will cover and establish payment levels. In addition, government authorities and these third-party payors are increasingly attempting to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of products that they will cover and the amounts that they will pay for these products. In addition, we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors' satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.

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

We cannot be certain that reimbursement will be available for MAT2203, MAT2501 or any other product candidates that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any future products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize MAT2203, MAT2501 or any other product candidates that we develop.

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

If we discontinue development of the cochleate delivery technology, we would be required to return such technology to the former stockholders of Aquarius and we would lose the rights to our lead product candidates.

Under certain circumstances, we will be required to transfer Aquarius’ cochleate delivery technology back to the former shareholders of Aquarius. This transfer would be required under the Merger Agreement in the event the following conditions are met: (i) no milestone events have occurred on or before the two-year anniversary of the effective time of the Aquarius Merger (the “Transfer Date”), (ii) during such period we shall have discontinued efforts to develop or commercialize the cochleate delivery technology (as conclusively demonstrated by our omission of the cochleate delivery technology in at least two consecutive royalty, progress and payment reports delivered to Rutgers pursuant to the license agreement entered into between Aquarius and Rutgers) and (iii) as of the Transfer Date, no unresolved indemnification claims for us and our indemnified parties are pending. If the foregoing conditions are met, we would transfer the cochleate delivery technology to the stockholder representative or to a newly formed entity as directed by the stockholder representative (in either case for the benefit of the former Aquarius stockholders) following receipt of any necessary third party consents required for the transfer, which we shall use its commercially reasonable efforts to obtain. If we are required to transfer the cochleate delivery technology back to the former shareholders of Aquarius, we would lose our rights to our lead product candidates, which would have a material and adverse effect on our business.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents (including patents owned and licensed by us). We currently own or have rights to eighteen issued patents relating to our cochleate delivery technology, as well as pending patent applications for our cochleate delivery technology that may never be approved by the United States or foreign patent offices. Furthermore, any patents which may eventually be issued from existing patent applications for any of our technologies, may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

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

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of MAT2203, MAT2501 or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize MAT2203 or MAT2501 and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties against us would be time-consuming and may:

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent MAT2203 or MAT2501 from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to MAT2203 or MAT2501 or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our current product candidates or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign, MAT2203, MAT2501, or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing MAT2203, MAT2501 or a future product candidate, which could harm our business, financial condition and operating results.

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

We have obtained orphan drug designation for MAT2501 for the treatment of nontuberculous mycobacteria and may seek orphan drug designation for MAT2203 in the United States and may seek additional orphan drug designation for other product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

We have received fast track designation for MAT2203 for the treatment of invasive candidiasis and may seek fast track designation for some of our other product candidates or priority review of applications for approval of our product candidates for certain indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even if we do receive fast track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We may be eligible for designation of certain of our product candidates as qualified infectious disease products, or QIDPs. A QIDP is “an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” A product designated as a QIDP will be granted priority review by the FDA and may qualify for “fast track” status. Upon the approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted a period of five years of regulatory exclusivity in addition to any other period of regulatory exclusivity for which the product is eligible. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Moreover, even if we do receive such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that our product candidate, even if determined to be a QIDP, will be approved by the FDA.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Roelof Rongen, our President and CEO, or Jerome D. Jabbour, our President, or Raphael J. Mannino, our Chief Technology Officer, would adversely impact our business prospects.

Our ability to compete in the highly competitive pharmaceutical industry depends in large part upon our ability to attract highly qualified managerial, scientific and medical personnel. In order to induce valuable employees to remain with us, we intend to provide employees with stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that we will not be able to control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We face a potential risk of product liability as a result of the clinical testing of MAT2203, MAT2501 or any future product candidates and will face an even greater risk if we commercialize MAT2203, MAT2501 or any other future product. For example, we may be sued if any product we develop or any material that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of MAT2203 or MAT2501. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for MAT2203, MAT2501 or any future products that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize our product candidates; and
•	a decline in our stock price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We have obtained product liability insurance covering our clinical trials in the amount of greater than or equal to $5 million in the aggregate. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Currently, our common stock is available for quotation on the OTCQB under the symbol “MTNB” and there has been limited market activity to date.. It is anticipated that there may continue to be a limited trading market for our common stock on the OTCQB. A lack of an active market may impair your ability to sell shares of our common stock at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Our share price has been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2015 through March 15, 2016, the market price of our common stock has fluctuated from a high of $1.42 per share to a low of $0.34 per share. Our progress in developing our product candidates, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

We are incurring significantly increased costs and devote substantial management time as a result of operating as a public company particularly after we are no longer an “emerging growth company.”

As a public company, we are incurring significant legal, accounting and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements have resulted in increased legal and financial compliance costs. In addition, our management and other personnel must divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

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

After we are no longer an “emerging growth company” and if we are no longer a smaller reporting company at such time, we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

We rely on consultants to perform certain of our accounting and financial reporting functions. We will need to hire additional finance personnel and build our financial infrastructure as we comply with public company reporting requirements, including complying with the applicable requirements of Section 404 of the Sarbanes-Oxley Act. We may be unable to do so on a timely basis.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

Facilities

Our principal facilities consist of approximately 5,900 square feet of office space in Bedminster, NJ that we occupy under a lease that expires in May 2021. We also lease small laboratory spaces in Monmouth Junction, NJ, Somerset, NJ and Bridgewater Township, NJ.

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

	Fiscal Year 2014
	High	Low
Third Quarter (1)	$1.35	$0.59
Fourth Quarter	$0.80	$0.31

(1)	From July 21, 2014

	Fiscal Year 2015
	High	Low
First Quarter	$0.65	$0.34
Second Quarter	$1.42	$0.60
Third Quarter	$1.05	$0.73
Fourth Quarter	$0.91	$0.60

Holders

As of March 24, 2016, we had approximately 322 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

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

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum therapeutics for the treatment of serious and life-threatening infections. We are developing a balanced and broad pipeline of product and development candidates, with an initial focus on serious fungal and bacterial infections. On January 29, 2015, we completed the acquisition of Aquarius Biotechnologies Inc., (referred to as the “Aquarius Merger” throughout this document), a New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid crystal drug delivery platform called “cochleate delivery technology”.

Our proprietary cochleate delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, is designed specifically for the targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation. This innovative technology utilizes lipid-crystal nano-particle cochleates to nano-encapsulate existing drugs, which is designed to make them safer, more tolerable, less toxic and orally bioavailable. We believe this platform represents a significant innovation that may result in meaningful improvements to currently available therapies to treat numerous life-threatening diseases, including serious fungal infections, NTM infections and multi-drug resistant, or MDR, gram-negative bacterial infections.

Currently, we are focused on the anti-infectives market and on drug candidates which demonstrate the value and innovation associated with our unique delivery platform technology. We believe initially focusing on the anti-infectives market has distinct advantages for the development of products which meet significant unmet medical need, including:

•	a current regulatory environment which provides small development and clinical stage companies incentives and opportunities to reduce development cost and timeline to market for anti-infective drug candidates;

•	traditional high correlation between efficacy and safety data in preclinical animal models and the outcome of human clinical trials with these product candidates;

•	attractive commercial opportunities for a product differentiated in its safety profile, mode of action and oral bioavailability positioned against current therapies with significant side effects, limited efficacy and intravenous delivery resulting in lack of convenience, compliance and at a significant burden to the cost of healthcare; and

•	an ability to commercialize anti-infective products with a focused and cost-efficient sales and marketing organization

We currently have two clinical-stage products designed for the treatment of infectious disease. Our lead product candidate is MAT 2203, a novel oral formulation of a broad spectrum anti-fungal drug called amphotericin B which uses our cochleate delivery technology. We are initially developing MAT2203 for the treatment of Candida infections. A Phase 1a study has been completed and demonstrated that MAT2203 was generally well tolerated at all dosage levels with no serious adverse events reports and no laboratory or renal function abnormalities observed. We are currently screening and enrolling patients in a Phase 2a study of MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, and, assuming the NIH meets the anticipated clinical timelines, we anticipate announcing results during 2016.

Our second clinical stage product candidate is MAT2501, an orally administered, encochleated formulation of the broad spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tubercular mycobacterial infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. Currently, amikacin cannot be absorbed enterally and must be given by intravenous, intramuscular or nebulization routes with the significant risk of nephrotoxicity and ototoxicity, which makes it an impractical choice when treating serious infections which often require long courses of therapy, often 12 to 18 months or longer. MAT2501, taking advantage of its innovative, nano-encapsulation delivery technology, is being developed to be orally administered, and is designed to be a safer and targeted therapy for improved treatment of these serious and life-threatening bacterial infections in patients, including those who are severely immunocompromised. We are initially developing MAT2501 for the treatment of non-tuberculous mycobacteria (NTM). NTM causes many serious and life-threatening diseases, including pulmonary disease, skin and soft tissue disease, joint infections and, in immunocompromised individuals, disseminated infection. The most common clinical manifestation of NTM disease is pulmonary, or lung, disease. NTM lung infection occurs when a person inhales the organism from their environment. There are about 50,000 to 90,000 people with NTM pulmonary disease in the United States, with a much higher prevalence in older adults, and these numbers appear to be increasing. However, NTM can affect any age group. Without treatment, the progressive lung infection caused by NTM results in severe cough, fatigue and weight loss, and ultimately can lead to death. In some people NTM infections can become chronic and require ongoing treatment. Treatment may be difficult because NTM bacteria may be resistant to many common types of antibiotics. Severe NTM lung disease can have a significant impact on quality of life and can be life-threatening. We are also developing MAT2501 for the treatment of a variety of serious and acute bacterial infections, including the treatment of gram negative bacterial infections, currently the most significant unmet medical need identified by infectious disease specialists. We recently filed an Investigational New Drug (IND) application with FDA and were cleared to commence Phase 1 clinical studies in January 2016. We plan to initiate the first Phase 1 study of MAT2501 during 2016.

We are currently exploring strategic partnering options for our legacy cardiovascular drug, MAT9001, which has been developed and targeted to date for the treatment of very high triglycerides and MAT8800, our discovery program seeking to identify product candidates derived from omega-3 fatty acids for the treatment of nan-alcoholic fatty liver disease.

We are a development stage company and have generated $.2 million in contract research revenues during 2015. These contract research revenues ended during 2015 and we do not anticipate any revenues during 2016. We have incurred losses for each period from inception. Our net loss was approximately $9.1 million and $10.2 million for the fiscal years ended December 31, 2015 and 2014, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and MAT2501 and any other product candidates we choose to develop based upon our platform technology. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During fiscal 2015, we generated approximately $.2 million in contract research revenues resulting from the acquisition of Aquarius. Our ability to generate product revenue from our lead clinical product candidates, if approved, which we do not expect to occur before 2020, if ever, will depend significantly on the successful development and eventual commercialization of MAT2203 and MAT2501.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of MAT2203 and MAT2501 and, to a lesser extent, MAT9001, which include:

•	the cost of conducting pre-clinical work;

•	the cost of acquiring, developing and manufacturing pre-clinical and human clinical trial materials;

•	costs for consultants and contractors associated with Chemistry and Manufacturing Controls (CMC), pre-clinical and clinical activities and regulatory operations;

•	expenses incurred under agreements with contract research organizations, or CROs, including the National Institutes of Health (NIH), that conduct our pre-clinical or clinical trials; and

•	employee-related expenses, including salaries and stock-based compensation expense for those employees involved in the research and development process.

The table below summarizes our direct research and development expenses for our product candidates for the years ended December 31, 2015 and 2014. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Year Ended December 31,
	2015	2014
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$419	$1,373
Preclinical trials	310	299
Clinical Development	1,406	955
Regulatory	353	413
Internal staffing, overhead and other	2,804	2,135
Total research & development	$5,292	$5,175

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services.

We anticipate that our general and administrative expenses will be flat in 2016 due to the implementation of a cost savings steps, offset by increased expenses related to our status as a publicly traded company, including expenses in support of compliance with the requirements of Section 404 of the Sarbanes Oxley Act.

Sale of Net Operating Losses (NOLs)

Constitutes income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program.

Other Income (expense), net

Other expense, net is largely comprised of interest income/(expense) and franchise taxes.

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

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report. We believe the following accounting procedures to be most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses, particularly for product development costs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments as necessary. Examples of estimated accrued research and development expenses include:

•	fees paid to contractors in connection with the development of manufacturing processes for products in development;

•	fees paid to CROs in connection with preclinical and clinical development activities;

•	fees paid to contractors in connection with preparation of regulatory submissions; and

•	fees paid to vendors related to product manufacturing, development and distribution of clinical study supplies.

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

Identifiable Intangible Assets

Identifiable intangible assets are measured at their respective fair values and are not amortized until commercialization. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based upon reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require us to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative clinical trial results, material delays in our development program or sustained decline in market capitalization.

Indefinite-lived intangible assets are not subject to periodic amortization. Rather, indefinite-lived intangibles are reviewed for impairment by applying a fair value based test on an annual basis or more frequently if events or circumstances indicate impairment may have occurred. Events or circumstances that may require an interim impairment assessment are consistent with those described below. We perform our annual impairment test in December of each year.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the years ended December 31, 2015 and 2014 and to re-measure stock options issued to consultants.

	For the year ended December 31,
	2015	2014
Volatility	71.1 – 102.3%	68.76%
Risk-free interest rate	1.34% - 1.74%	1.65% – 1.93%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	4.75 – 5.5 years

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as we have limited trading history for our common stock. We will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for our common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

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

Share-based compensation expense associated with stock options, restricted stock granted to employees and non-employees was $1.6 million for 2015 and $2.0 million for 2014. As of December 31, 2015, we had $1.9 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.3 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

The closing price of our stock (on the date of a grant) is used as an input in the measurement of stock-based compensation.

We estimated the forfeiture rate at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data.

The 2013 Equity Compensation Plan, as amended, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of December 31, 2015, there were 2,038,697 shares of our common stock available for issuance under the Plan.

As of December 31, 2015, we had outstanding options to purchase an aggregate of 6,903,000 shares of our common stock with a weighted average exercise price of $0.93. At December 31, 2015, 3,751,742 options had vested at a weighted average exercise price of $0.65 per share. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at December 31, 2015. The total intrinsic value of options outstanding and vested at December 31, 2015 was $0.6 million.

Basic and Diluted Net Loss Per Share of common stock

We compute basic net loss per share of common stock by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects stock options. We compute diluted net loss per share of common stock by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects stock options outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share of common stock for the years ended December 31, 2015 and 2014.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended
	December 31,		Increase
	2015	2014	(Decrease)
	(In thousands)
Expenses:
Research and development	$5,292	$5,176	$116
General and administrative	4,814	5,289	(475)
Operating Expenses	$10,106	$10,465	$(359)

Research and Development expenses. Research and development (R&D) expense for the year ended December 31, 2015 was $5.3 million, compared to $5.2 million for the year ended December 31, 2014, an increase of $0.1 million. R&D expenses in total were comparable year over year; however, the areas in which we spent our resources changed. During 2015, we made a strategic decision to shift resources away from our legacy MAT9001 cardiovascular product and toward its two clinical stage anti-infective products, MAT2203 and MAT2501. In addition, we shifted our spending from manufacturing development to pre-clinical, clinical, regulatory and infrastructure expenses.

General and Administrative expenses. General and administrative expense for the year ended December 31, 2015 was $4.8 million compared to $5.3 million for the year ended December 31, 2014, a decrease of $0.5 million. The decrease in general and administrative expense was primarily due to decreased vendor stock based compensation expenses for services. During 2015, we saw an increase in insurance costs of approximately $0.1 million, related to premiums for liability coverage. In addition, we incurred approximately $0.1 million in transaction costs associated with the Aquarius Merger.

Sources of Liquidity

We have funded our operations since inception through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2015, we have raised a total of $21.2 million in net proceeds from sales of our equity securities.

As of December 31, 2015, we had cash and cash equivalents totaling $3.2 million.

2015 Private Placement

In March and April 2015, we completed the 2015 Private Placement Funding which is detailed in our Financial Statement footnotes (Note E), under which we sold an aggregate of 20,000,000 shares of our common stock and warrants to purchase an aggregate of 20,000,000 shares of our common stock with an exercise price of $0.75 per share, which warrants are exercisable for a period of five years from the initial closing date. Aegis Capital Corp. acted as the Placement Agent for the 2015 Private Placement (the “Placement Agent”). The gross proceeds to us from the 2015 Private Placement were $10.0 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Year Ended December 31, 2015
	2015	2014
Cash used in operating activities	$(7,815)	$(7,961)
Cash used in investing activities	(5)	(289)
Cash provided by financing activities	8,456	-
Net increase/(decrease) in cash and cash equivalents	$636	$(8,250)

Operating Activities

We have incurred significant costs in the area of research and development, including clinical, manufacturing, analytical, regulatory and other development costs. In addition, G&A costs are incurred related to becoming a public company, personnel costs in the Finance and Executive area, as well as costs associated with legal and patent review. Net cash used in operating activities was approximately $7.8 million for the year ended December 31, 2015 and $8.0 million for the year ended December 31, 2014. In the event we are able to raise additional financing, we expect that there will be a significant increase in cash used in our research and development activities during the second half of 2016 as we continue to move our product candidates forward in their development cycle.

Investing Activities

Net cash used in investing activities was $5,000 for the year ended December 31, 2015 and $.3 million for the year ended December 31, 2014. The cash used in investing activities for the years ended December 31, 2015 and December 31, 2014 was primarily the purchase of scientific laboratory equipment.

Financing Activities

Net cash provided by financing activities was $8.5 million for the year ended December 31, 2015 and zero for the year ended December 31, 2014. The cash provided by financing activities for the year ended December 31, 2015 was primarily due to proceeds received from our 2015 Private Placement.

Funding Requirements and Other Liquidity Matters

MAT2203 and MAT2501 are still in development stages. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	initiate our planned Phase 2a clinical trials of MAT2203, our lead product candidate;

•	initiate and continue the research and development of our other product candidates and potential product candidates, including MAT2501;

•	seek to discover and develop additional product candidates using our cochleate lipid-crystal platform delivery technology, ;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash and cash equivalents will only be sufficient to fund our operating expenses and capital expenditures requirements through July 2016. We will need additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT2203 and MAT2501, and potentially conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have based this estimate on assumptions that may prove to be wrong in the future, and we may use our available capital resources sooner than we currently expect. Unless we obtain additional financing, there is substantial doubt we can continue as a going concern.

Until the time we can generate substantial product revenues from commercializing MAT2203, MAT2501 or any future product candidates, if ever, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and could increase our expenses and require that our assets secure such debt. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

On November 1, 2013, we entered into a seven year lease for office space in Bedminster, New Jersey. The commencement date and first obligation to pay rent was June 2014, with annual rent beginning at approximately $.1 million per year, increasing to $.2 million in the final year.

In December 2015, the Company renewed an agreement to lease laboratory space for one year commencing January 1, 2016 in Monmouth Junction, New Jersey. Base rent for the year ended December 31, 2016 will be approximately $27,000.

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

Through our acquisition of Aquarius, we acquired a license from Rutgers University for the cochleate delivery technology. The Amended and Restated Exclusive License Agreement between Aquarius and Rutgers, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) provides for, among other things, (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement.

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

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

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2015, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Herbert Conrad	83	Chairman of the Board, Director
Roelof Rongen	50	Chief Executive Officer, Director
Jerome D. Jabbour	41	President
Raphael J. Mannino	68	Senior Vice President and Chief Technology Officer
Abdel A. Fawzy	65	Executive Vice President, Pharmaceutical Development and Supply Chain
Gary Gaglione	63	Vice President of Finance and Accounting and Acting Chief Financial Officer
Douglas F. Kling	42	Senior Vice President for Clinical Development and Project Management
Stefano Ferrari	55	Director
Adam Stern	51	Director
James S. Scibetta	51	Director

Management

Roelof Rongen  has served as our Chief Executive Officer and one of our directors since July 2013 and as President, Chief Executive Officer a co-founder and a director of Matinas BioPharma since April 2012. He is also the Founder and Chairman of Essential Fatty Acid Therapeutics LLC, a biotech company focused on the development of innovative fatty acid derivatives. Prior to Matinas BioPharma, Mr. Rongen was Executive Vice President North American Operations for Trygg Pharma AS (subsequently named EPAX AS) (2009-2012) and Vice President of Life Cycle Management and Intellectual Property at Reliant Pharmaceuticals, Inc., or Reliant (2000-2008). While at Reliant, Mr. Rongen held various earlier positions, including head of the Omacor®/Lovaza® launch team, Executive Director of Marketing for Lescol® and Executive Director of Business Development. Prior to Reliant, Mr. Rongen was also Global Product Director for Humira® at BASF Pharma (1998-2000), later acquired by Abbott Laboratories; a consultant at The Wilkerson Group in New York (1995-1998) and Arthur D. Little in Amsterdam (1990-1993), and a Research Fellow in biochemistry at Baylor University in Texas (1989-1990). Mr. Rongen earned an MBA from Kellogg GSM at Northwestern University in Evanston, IL, and a graduate degree in Molecular Sciences from Wageningen University in the Netherlands.

Jerome D. Jabbour, JD became our President during March 2016. Prior to that he served as our Executive Vice President, Chief Business Officer, General Counsel and Secretary since October 2013 and as one of our directors from the July 2013 until November 2013. Mr. Jabbour is also a Co-Founder of Matinas BioPharma. Prior to joining our management team, he was the Executive Vice President and General Counsel of MediMedia USA, or MediMedia from 2012 to October 2013, a privately held/ diversified health care services company. Prior to MediMedia, he was the Senior Vice President, head of Global Legal Affairs and US General Counsel of Wockhardt Limited (2008-2012) and Senior Counsel at Reliant (2004-2008). Earlier in his career, he held positions as Commercial Counsel at Alpharma, Inc. (2003-2004) and as a Corporate Associate at Lowenstein Sandler LLP (1999-2003). Mr. Jabbour earned his J.D. from Seton Hall University School of Law in New Jersey and a B.A. in Psychology from Loyola University in Baltimore.

Raphael J. Mannino has served as our Senior Vice President and Chief Technology Officer since September 2015. From 1990 until August 2015, Dr. Mannino was an Associate Professor of Pathology and Laboratory Medicine at Rutgers University, New Jersey Medical School. Dr. Mannino founded BioDelivery Sciences, Inc., and served as its President, Chief Executive Officer and Chief Scientific Officer and a member of its Board of Directors from 1995 to 2000, when it was acquired by BioDelivery Sciences International, Inc. (NASDAQ: BDSI). Dr. Mannino served as BDSI’s Executive Vice President and Chief Scientific Officer from 2001 to 2009 and a member of its Board of Directors from 2000 to 2007. Dr. Mannino’s previous experience includes positions as Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1976 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine.

Abdel A. Fawzy, PhD  has served as our Executive Vice President for Pharmaceutical and Supply Chain Development since July 2013 and as Executive Vice President for Pharmaceutical and Supply Chain Development of Matinas BioPharma since August 2011. Dr. Fawzy is a Co-Founder of Matinas BioPharma. Prior to Matinas BioPharma, Dr. Fawzy was a founder of expert consulting firm DeMelle BioPharma (2008-2012) and Executive Director Pharmaceutical Development at Reliant, from 2000 to 2008. Earlier in his career, Dr. Fawzy held pharmaceutical development positions at Ascent Pharmaceuticals, Inc. (1994-2000), DuPont (1990-1994) and Squibb Marsam Pharmaceuticals (1989-1990). He is the inventor on 15 published patents and patent applications all related to the health and pharmaceutical development and manufacturing processes. Dr. Fawzy received his Ph.D. in Pharmaceutical Technology from Tuebingen University in Germany, a Pharmacy degree from Temple University in Philadelphia, PA, and a MS in Pharmaceutical Technology from the Cairo School of Pharmacy in Egypt.

Gary Gaglione, CPA  has served as our Acting Chief Financial Officer, Vice President of Finance & Accounting since April 2013. Prior to joining us as a full time employee, Mr. Gaglione was President of MCM Consulting LLC from 2011 until October 2013. Prior to MCM Consulting, Mr. Gaglione was Senior Director of Finance at Shionogi USA, Inc. (2011). In 2009 and 2010, he was Vice President of Finance and Controller for Phytomedics, Inc. Prior to Phytomedics, he was Controller for ProStrakan Inc.’s U.S. operations. From 2001 to 2008, Mr. Gaglione was an Executive Director at Reliant, initially as head of Planning, Budgets and Analysis, then, from 2006 on, as head of Internal Audit and Sarbanes Oxley Compliance in preparation for a potential Reliant initial public offering. Before Reliant, he held numerous finance positions of increasing responsibility at the U.S. subsidiary of Hoffmann-La Roche Inc. (1976-2001), including Vice President of R&D Finance (1997-2001).. He started his finance career at KPMG LLP (1974-1976). Mr. Gaglione earned a B.S. degree in Business Administration with a major in Accounting from Villanova University and an MBA in Finance from Seton Hall University.

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

Directors

Herbert Conrad  has served as our Chairman of the Board since July 2013 and as Chairman of the Board of Matinas BioPharma since October 2012. He also serves on the board of directors of Celldex Therapeutics, Inc. (NASDAQ: CLDX), Arbutus Biopharma Corporation (NASDAQ: ABUS) and as an Advisor to the Seaver Autism Center at Mount Sinai Hospital. Mr. Conrad was the President of the U.S. Pharmaceuticals Division of Hoffmann-La Roche, Inc. from 1982 until his retirement in 1993. Prior to that, he held many positions of increasing responsibility at Roche Pharmaceuticals in the United States. Mr. Conrad previously served on the board of directors of Pharmasset, Inc. (chairman), Savient Pharmaceuticals, Inc., (NASDAQ: SVNT) Dura Pharmaceuticals, Inc., UroCor, Inc., GenVec, Inc. (NASDAQ: GNVC) (chairman), Sicor, Inc., Bone Care International, Inc. (chairman), Sapphire Therapeutics, Inc. (chairman), the medical advisory board of Henry Schein Inc. (NASDAQ: HSIC), and he was a Director and Co-Founder of Reliant. Pharmasset was acquired by Gilead Sciences, Inc. for $11 billion in 2011. He received B.S. and M.S. degrees from the Brooklyn College of Pharmacy and an honorary Doctorate in Humane Letters from Long Island University. We believe Mr. Conrad is qualified to serve on our board of directors due to his extensive expertise and experience in the life sciences industry and his extensive board experience.

Roelof Rongen.  See description under “Management.”

Stefano Ferrari  has served on our board of directors since July 2013 and as a director of Matinas BioPharma since October 2012. Mr. Ferrari is the CEO and a director of Prime Acquisition Corp., a private equity fund focusing on real estate and renewable energy, a position he has held since October 2013. He is also the founder and managing member of Chestnut Hill Sciences, LLC (2004), a human and animal health care company dedicated to the development of dietary supplements, including omega-3 based products. He is the founder of Murami Pharma, Inc. (“Murami”) and has served as its CEO since its inception in 2011. Murami is a biopharmaceutical development stage company focusing on small-peptide therapeutics.  Prior to Murami, Mr. Ferrari was the CEO of Bioseutica B.V. (2008-2011), a multinational holding company comprising KD-Pharma, a leading manufacturer of omega-3-concentrates, and the leading lysozyme manufacturers Fordras and Neova Technologies, amongst others. Over the last 17 years, Mr. Ferrari was founder, common shareholder and senior executive of several multinational companies operating in the pharmaceutical, food and ingredients industries. Besides Bioseutica, these companies include Prospa B.V. (1995-2002), a multinational holding company in the pharmaceutical industry, Fordras S.A. (2002-2008), ProAparts Lda (2001-2012), and Societa Prodotti Antibiotici S.p.A., the Italian pharmaceutical company that developed and marketed polyene antifungal medications. Mr. Ferrari has served on several boards, including Ikonisys Inc., Carigent Therapeutics, Inc., The Richard B. Fisher Center for Performing Arts, and St. Simeon Lda, a private family fund. He has 25 years of experience in investing in diverse industries, including real estate, pharmaceuticals, and media and entertainment. Mr. Ferrari earned his B.A. degree in International Business Administration from the University of San Francisco. We believe Mr. Ferrari is qualified to serve on our board of directors due to his extensive expertise and experience in the development and marketing of polyene antifungal medications, his extensive contacts in the manufacturing industry related to omega-3 based products and also his M&A experience.

Adam Stern  has served as a member of our board of directors since July 2013. Mr. Stern has been the head Private Equity Banking at Aegis Capital Corp. and CEO of SternAegis Ventures since 2012 and became one of our directors in July 2013. Prior to Aegis, from 1997 to November 2012, he was with Spencer Trask Ventures, Inc., most recently as a Senior Managing Director, where he managed the structured finance group focusing primarily on the technology and life science sectors. Mr. Stern held increasingly responsible positions from 1989 to 1997 with Josephthal & Co., Inc., members of the New York Stock Exchange, where he served as Senior Vice President and Managing Director of Private Equity Marketing. He has been a FINRA licensed securities broker since 1987 and a General Securities Principal since 1991. Mr. Stern is a director of Dance Biopharm, Inc. Mr. Stern is a former director of InVivo Therapeutics Holdings Corp. (OTCQB: NVIV), Organovo Holdings, Inc. (NYSE MKT: ONVO), LabStyle Innovations Corporation (OTCBB: DRIO) and PROLOR Biotech Ltd., which was sold to Opko Health, Inc. (NYSE: OPK) for approximately $600 million in 2013. Mr. Stern holds a Bachelor of Arts degree with honors from The University of South Florida in Tampa. We believe Mr. Stern is qualified to serve on our board of directors because of his extensive experience in corporate finance and experience in the life science industries.

James S. Scibetta  has served as a member of our board of directors since November 2013. He is currently President and Chief Financial Officer of Pacira Pharmaceuticals, Inc. (NASDAQ: PCRX), a position he has held since October 2015. Prior to that, Mr. Scibetta was the Chief Financial Officer of Pacira since 2008. Prior to joining Pacira in August 2008, he served as a consultant to Genzyme Corporation following the sale of Bioenvision Inc. (NASDAQ: BIVN) to Genzyme in 2007. From 2006 to 2007 Mr. Scibetta was CFO of Bioenvision. From 2001 to 2006, he was Executive Vice President and Chief Financial Officer of Merrimack Pharmaceuticals Inc. (NASDAQ: MACK). Mr. Scibetta has previously served on the board of directors at the following life sciences companies: Nephros Inc. (NASDAQ: NEPH), Merrimack Pharmaceuticals and Labopharm Inc. Prior to his executive management experience, Mr. Scibetta spent over a decade in investment banking where he was responsible for sourcing and executing transactions for a broad base of public and private healthcare and life sciences companies. Mr. Scibetta received his Bachelor of Science in Physics from Wake Forest University and an MBA from the University of Michigan. We believe Mr. Scibetta is qualified to serve on our board of directors because of his extensive management experience in the pharmaceutical industry, his investment banking experience and his experience as a chief financial officer and audit committee member of several publicly traded companies.

There are no family relationships among any of our directors or executive officers.

Scientific Advisory Board

We believe in seeking and attracting scientific and clinical leaders in the field of infectious diseases to provide counsel and support our growth. We have established a Scientific Advisory Board which consist of individuals who are experts in their chosen fields and recipients of many academic honors and awards.

Committees of the Board

Our board of directors has three standing committees — an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee .. The Audit Committee oversees and monitors our financial reporting process and internal control system, review and evaluate the audit performed by our registered independent public accountants and report to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. The Board adopted a written charter for the Audit Committee, which is available on our website. James Scibetta, Herbert Conrad and Stefano Ferrari serve as members of the Audit Committee with James Scibetta, serving as its chairman. All of the members of the Audit Committee have been determined to be financially literate and are considered independent directors as defined under The NYSE MKT’S listing standards and applicable SEC rules and regulations. Mr. Scibetta qualifies as an audit committee “financial expert” as that term is defined by Commission regulations.

Compensation Committee .. The Compensation Committee provides advice and make recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of our President and Chief Executive Officer and makes recommendations in that regard to the Board as a whole. The Board adopted a written charter for the Compensation Committee, which is available on our website. Stefano Ferrari, Herbert Conrad, and James Scibetta serve as members of the Compensation Committee, with Stefano Ferrari serving as its chairman. All of the members of the Compensation Committee are considered independent directors as defined under The NYSE MKT’s listing standards.

Nominating and Corporate Governance Committee . The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Bylaws and applies the same criteria to all persons being considered. The Board adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website. Herbert Conrad, Stefano Ferrari and James Scibetta serve as members of the Nominating and Corporate Governance Committee, with Herbert Conrad serving as its chairman. All of the members of the Nominating and Corporate Governance Committee are considered independent directors as defined under The NYSE MKT’s listing standards.

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

Summary Compensation Table – 2015

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2015 for services rendered in all capacities to us for the years ended December 31, 2015 and December 31, 2014. These individuals are our named executive officers for 2015.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation($)	Total ($)
Roelof Rongen	2015	300,000	132,000	101,638	-	533,638
Chief Executive Officer	2014	300,000	50,000	268,813		618,813

Abdel A. Fawzy	2015	250,000	60,000	33,879	-	343,879
Executive Vice President, Supply Chain Development	2014	250,000	25,000	268,813	-	543,813

Jerome D. Jabbour, President	2015	293,000	90,750	59,289	-	443,039
	2014	275,000	30,000	268,813	-	573,813

(1)	Amounts reflect the grant date fair value of option awards granted in 2015 and 2014 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

On July 30, 2013 we entered into an employment agreement with Mr. Rongen for a period of three years. Under the terms of Mr. Rongen’s employment agreement, he received a signing bonus of $150,000 and will receive a base salary of $300,000 per year. In addition, Mr. Rongen will also be eligible to receive an annual bonus, which is targeted at 40% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Rongen may also be eligible to receive option grants at the discretion of our Compensation Committee. In October 2013, Mr. Rongen received a grant of 350,000 options at an exercise price of $0.94 per share. The options vest in equal monthly installments over three years from August 1, 2013. If we terminate Mr. Rongen’s employment without cause or Mr. Rongen resigns with good reason, we are required to pay him a severance of up to twelve months of his base salary plus benefits. In addition, the vesting of his outstanding options will be accelerated by six months upon such termination. If we terminate Mr. Rongen’s employment without cause during the 24 month period immediately following a change of control or Mr. Rongen resigns with good reason during the 24 month period immediately following a change of control, we are required to pay him a severance of up to eighteen months of his base salary and his target annual bonus plus benefits. In addition, his outstanding options would vest in full upon such termination. Mr. Rongen’s employment agreement provides for an increase in base salary of $50,000 annually, upon a future closing of an additional round of financing of at least $15 million and the initiation of the first Phase III study of MAT9001. Mr. Rongen will also be subject to a customary non-disclosure agreement, pursuant to which Mr. Rongen has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment. As part of our cost reduction measures, we have entered into a letter agreement with Mr. Rongen effective as of April 1, 2016 that provides for, among other things, a 10% reduction in base salary through December 31, 2016 and a requirement that the executive contribute 20% of the applicable premium cost for healthcare coverage under the Company’s group health plan. The letter agreement also provides that for purposes of calculating any severance payments, the base salary will be the base salary prior to such temporary reduction and therefore the temporary reduction in base salary will not impact the amounts that would be paid to the executive if his employment was terminated.

On July 30, 2013 we entered into an employment agreement with Dr. Fawzy for a period of three years. Under the terms of Dr. Fawzy’s employment agreement, he received a signing bonus of $125,000 and he will receive a base salary of $250,000 per year. In addition, Dr. Fawzy will also be eligible to receive an annual bonus, which is targeted at 30% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Dr. Fawzy will also be eligible to receive option grants at the discretion of our Compensation Committee. In October 2013, Dr. Fawzy received a grant of 350,000 options at an exercise price of $0.94 per share. The options vest in equal monthly installments over three years from August 1, 2013. If we terminate Dr. Fawzy’s employment without cause or Dr. Fawzy resigns with good reason, we are required to pay him a severance of up to nine months of his base salary plus benefits. In addition, the vesting of his outstanding options will be accelerated by six months upon such termination. If we terminate Dr. Fawzy’s employment without cause during the 24 month period immediately following a change of control or Dr. Fawzy resigns with good reason during the 24 month period immediately following a change of control, we are required to pay him a severance of up to eighteen months of his base salary and his target annual bonus plus benefits. In addition, his outstanding options would vest in full upon such termination. Dr. Fawzy’s employment agreement provides for an increase in base salary of $50,000 annually, upon a future closing of an additional round of financing of at least $15 million and the initiation of the first Phase III study of MAT9001. Dr. Fawzy will also be subject to a customary non-disclosure agreement, pursuant to which Dr. Fawzy has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment. As part of our cost reduction measures, we have entered into a letter agreement with Dr. Fawzy effective as of April 1, 2016 that provides for, among other things, a 10% reduction in base salary through December 31, 2016 and a requirement that the executive contribute 20% of the applicable premium cost for healthcare coverage under the Company’s group health plan. The letter agreement also provides that for purposes of calculating any severance payments, the base salary will be the base salary prior to such temporary reduction and therefore the temporary reduction in base salary will not impact the amounts that would be paid to the executive if his employment was terminated.

On September 3, 2013, we entered into an employment agreement with Mr. Jabbour for a period of three years, which was effective as of October 4, 2013. Under the terms of Mr. Jabbour’s employment agreement, Mr. Jabbour received a signing bonus of $75,000 and will receive a base salary of $275,000 per year. In addition, Mr. Jabbour will also be eligible to receive an annual bonus, which is targeted at 30% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Jabbour will also be eligible to receive option grants at the discretion of our Compensation Committee. On October 4, 2013, Mr. Jabbour received a grant of 200,000 options at an exercise of $0.94 per share. The options will vest in equal monthly installments over three years from the date of grant. Mr. Jabbour also received a grant of 150,000 at an exercise price of $0.94 per share, which vests in equal monthly installments over three years beginning on August 1, 2013. If we terminate Mr. Jabbour’s employment without cause or Mr. Jabbour resigns with good reason, we are required to pay him a severance of up to nine months of his base salary plus benefits. In addition, the vesting of his outstanding options will be accelerated by six months upon such termination. If we terminate Mr. Jabbour’s employment without cause during the 24 month period immediately following a change of control or Mr. Jabbour resigns with good reason during the 24 month period immediately following a change of control, we are required to pay him a severance of up to eighteen months of his base salary and his target annual bonus plus benefits. In addition, his outstanding options would vest in full upon such termination. Mr. Jabbour’s employment agreement provides for an increase in base salary of $50,000 annually, upon the closing of an additional round of financing of at least $15 million and the initiation of the first Phase III study of MAT9001. Mr. Jabbour will also be subject to a customary non-disclosure agreement, pursuant to which Mr. Jabbour has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment. As part of our cost reduction measures, we have entered into a letter agreement with Mr. Jabbour effective as of April 1, 2016 that provides for, among other things, a 10% reduction in base salary through December 31, 2016 and a requirement that the executive contribute 20% of the applicable premium cost for healthcare coverage under the Company’s group health plan. The letter agreement also provides that for purposes of calculating any severance payments, the base salary will be the base salary prior to such temporary reduction and therefore the temporary reduction in base salary will not impact the amounts that would be paid to the executive if his employment was terminated.

Outstanding Equity Awards at Fiscal Year-End Table – 2015

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2015.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Roelof Rongen	100,008	199,992	$0.41	Jan. 27,2025
	262,521	87,479	$1.28	July 20, 2024
	281,967	68,033	$0.94	October 2,2023

Abdel A. Fawzy	33,336	66,664	$0.41	Jan. 27, 2025
	262,521	87,479	$1.28	July 20, 2024
	281,967	68,056	$0.94	October 2,2023

Jerome D. Jabbour	58,338	116,662	$0.41	Jan. 27, 2025
	262,521	87,479	$1.28	July 20, 2024
	270,855	79,145	$0.94	October 3, 2023

2013 Equity Compensation Plan

General

On August 2, 2013, our Board of Directors adopted the 2013 Equity Compensation Plan pursuant to the terms described herein. The 2013 Equity Compensation Plan was approved by the stockholders on August 7, 2013. Effective May 8, 2014, upon the approval of our Board of Directors and our stockholders, we amended and restated our 2013 Equity Compensation Plan, primarily to include “evergreen” provisions, which state provide that number of shares of common stock available for issuance under the Plan is subject to an automatic annual increase on January 1 of each year beginning in 2015 equal to 4% of the number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares of common stock determined by the Board of Directors; to amend the definition of “fair market value”; and to increase the limits on awards under the Plan. The 2013 Equity Compensation Plan, as amended and restated, is referred to herein as the “2013 Plan.”

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

Administration .. The 2013 Plan will be administered by the Compensation Committee of our Board of Directors, provided that the entire Board of Directors may act in lieu of the Compensation Committee on any matter, subject to certain requirements set forth in the 2013 Plan. The Compensation Committee may grant options to purchase shares of our common stock, stock appreciation rights, stock units, restricted shares of our common stock, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The Compensation Committee also has broad authority to determine the terms and conditions of each option or other kind of award, and adopt, amend and rescind rules and regulations for the administration of the 2013 Plan. Subject to applicable law, the Compensation Committee may authorize one or more reporting persons (as defined in the 2013 Plan) or other officers to make awards (other than awards to reporting persons, or other officers whom the Compensation Committee has specifically authorized to make awards). No awards may be granted under the 2013 Plan on or after the ten year anniversary of the adoption of the 2013 Plan by our Board of Directors, but awards granted prior to such tenth anniversary may extend beyond that date.

Eligibility .. Awards may be granted under the 2013 Plan to any person who is an employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary, or any person who is determined by the Compensation Committee to be a prospective employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary.

Shares Subject to the 2013 Plan . The current aggregate number of shares of common stock available for issuance in connection with awards granted under the 2013 Plan is 9,541,706 shares, subject to customary adjustments for stock splits, stock dividends or similar transactions (the “Initial Limit”). Incentive Stock Options may be granted under the 2013 Plan with respect to all of those shares. The number of shares of common stock available for issuance under the 2013 Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2015, in an amount equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year (the “Annual Increase”). Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the Annual Increase in the share reserve for such calendar year shall be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of common stock which may be issued in respect of Incentive Stock Options is equal to the Current Limit, and will be increased on each January 1, by the Annual Increase for such calendar year.

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

Terms and Conditions of Options . Options granted under the 2013 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonqualified stock options” that do not meet the requirements of Section 422 of the Code. The Compensation Committee will determine the exercise price of options granted under the 2013 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our common stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder).

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

Stock Appreciation Rights . The Compensation Committee may grant stock appreciation rights independent of or in connection with an option. The Compensation Committee will determine the terms applicable to stock appreciation rights. The base price of a stock appreciation right will be determined by the Compensation Committee, but will not be less than 100% of the fair market value of a share of our common stock with respect to the date of grant of such stock appreciation right. The maximum term of any SAR granted under the 2013 Plan is ten years from the date of grant. Generally, each SAR stock appreciation right will entitle a participant upon exercise to an amount equal to:

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

Restricted Stock and Stock Units . The Compensation Committee may award restricted common stock and/or stock units under the 2013 Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Stock units confer the right to receive shares of our common stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Compensation Committee. The Compensation Committee will determine the restrictions and conditions applicable to each award of restricted stock or stock units, which may include performance-based conditions. Dividends with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the times of vesting or other payment of the restricted stock award. Stock unit awards may be granted with dividend equivalent rights, which may be accumulated and may be deemed reinvested in additional stock units, as determined by the Compensation Committee in its discretion. If any dividend equivalents are paid while a stock unit award is subject to restrictions, the dividend equivalents shall be subject to the same restrictions on transferability as the underlying stock units, unless otherwise set forth in an award agreement. Unless the Compensation Committee determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units . The Compensation Committee may award performance shares and/or performance units under the 2013 Plan. Performance shares and performance units are awards which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Compensation Committee. The Compensation Committee will determine the restrictions and conditions applicable to each award of performance shares and performance units.

Incentive Bonus Awards . The Compensation Committee may award Incentive Bonus Awards under the 2013 Plan. Incentive Bonus Awards may be based upon the attainment of specified levels of Company or subsidiary performance as measured by pre-established, objective performance criteria determined at the discretion of the Compensation Committee. Incentive Bonus Awards will be paid in cash or common stock, as set forth in an award agreement

Other Stock-Based and Cash-Based Awards . The Compensation Committee may award other types of equity-based or cash-based awards under the 2013 Plan, including the grant or offer for sale of unrestricted shares of our common stock and payment in cash or otherwise of amounts based on the value of shares of common stock.

Section 162(m) Compliance . If stock or cash-based awards are intended to satisfy the conditions for deductibility under Section 162(m) of the Code as “performance-based compensation,” the performance criteria will be selected from among the following, which may be applied to our Company as a whole, any subsidiary or any division or operating unit thereof: (a) pre-tax income; (b) after-tax income; (c) net income; (d) operating income or profit; (e) cash flow, free cash flow, cash flow return on investment, net cash provided by operations, or cash flow in excess of cost of capital; (f) earnings per share; (g) return on equity; (h) return on sales or revenues; (i) return on invested capital or assets; (j) cash, funds or earnings available for distribution; (k) appreciation in the fair market value of the common stock; (l) operating expenses; (m) implementation or completion of critical projects or processes; (n) return on investment; (o) total return to stockholders; (p) dividends paid; (q) net earnings growth; (r) related return ratios; (s) increase in revenues; (t) the Company’s published ranking against its peer group of pharmaceutical companies based on total stockholder return; (u) net earnings; (v) changes (or the absence of changes) in the per share or aggregate market price of the common stock; (w) number of securities sold; (x) earnings before or after any one or more of the following items: interest, taxes, depreciation or amortization, as reflected in the Company’s financial reports for the applicable period; (y) total revenue growth; (z) economic value created; (aa) operating margin or profit margin; (bb) share price or total shareholder return; (cc) cost targets, reductions and savings, productivity and efficiencies; (dd) strategic business criteria, consisting of one or more objectives based on meeting objectively determinable criteria: specified market penetration, geographic business expansion, progress with research and development activities, investor satisfaction, employee satisfaction, human resources management, supervision of litigation, information technology, and goals relating to acquisitions, divestitures, joint ventures and similar transactions, and budget comparisons; (ee) objectively determinable personal or professional objectives, including any of the following performance goals: the implementation of policies and plans, the negotiation of transactions, the development of long term business goals, formation of joint ventures, research or development collaborations, and the completion of other corporate transactions, and (ff) any combination of, or a specified increase or improvement in, any of the foregoing.

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

Effect of Certain Corporate Transactions. The Compensation Committee may, at the time of the grant of an award, provide for the effect of a change in control (as defined in the 2013 Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee, or (iv) such other modification or adjustment to an award as the Compensation Committee deems appropriate to maintain and protect the rights and interests of participants upon or following a change in control. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock, stock unit, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our common stock on the date of the change in control , and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our common stock on the date of the change in control; (g) cancel any stock unit or performance unit held by a participant affected by the change in control in exchange for cash and/or other substitute consideration with a value equal to the fair market value per share of common stock on the date of the change in control, or (h) make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate.

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

Director Compensation Table – 2015

The following table summarizes the annual compensation for our non-employee directors during 2015.

Name	Stock Awards($) (1)	Option Awards ($) (1)	Total ($)
Herbert Conrad	72,500	16,940	88,940
Stefano Ferrari	45,000	16,940	61,940
James S. Scibetta	50,000	16,940	66,940
Adam Stern	35,000	16,940	51,940

(1) Amounts reflect the grant date fair value of stock awards and option awards granted in 2015 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the directors.

On March 7, 2016, non-employee directors were awarded stock awards as compensation for 2016 in the same dollar amount as 2015 (see table above). These stock awards vest on a quarterly basis based on service during 2016.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters .

The following table sets forth the number of shares of common stock beneficially owned as of March 7, 2016 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 57,593,414 shares outstanding as of March 7, 2016. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 7, 2016. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

5% Stockholders
Jennifer Lorenzo(1)	10,721,760	18.6%
Laurence G. Allen(2)	4,511,250	7.9%

Directors and Executive Officers
Roelof Rongen(3)	4,321,285	7.5%
Herbert Conrad(4)	4,244,504	7.4%
Stefano Ferrari(5)	1,158,314	2.0%
James Scibetta (6)	702,651	1.2%
Adam Stern (7)	7,826,323	13.6%
Abdel A. Fawzy, Ph.D.(8)	2,395,240	4.2%
Gary Gaglione(9)	227,793	*
Jerome Jabbour(10)	1,477,487	2.6%
Douglas King(11)	232,790	*
Raphael Mannino (12)	1,592,418	2.8%
Directors and Executive Officers as a group (10 persons) (13)	24,178,805	42.0%

 * Less than 1%

(1)          Includes (i) 75,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and (ii) 5,681,880 shares of common stock and 4,806,880 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and are owned by GJG Life Sciences LLC, which is beneficially-owned by Ms. Lorenzo.

(2)          Includes (i) 100,000 shares of common stock and 50,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and registered in the name of Mr. Allen’s individual retirement account, (ii) 50,000 shares of common stock and 25,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and are owned by ACP Partners, LP, which is beneficially-owned by Mr. Allen, (iii) 2,000,000 shares of common stock and 1,500,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and are owned by ACP X, LP, which is beneficially-owned by Mr. Allen. (iv) 86,250 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and are owned by NYPPEX, LLC, which is beneficially owned by Mr. Allen, and (v) 400,000 shares of common stock and 300,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and are owned by LGA Investments Family Limited Partnership, which is beneficially owned by Mr. Allen.

(3)          Includes (i) 50,000 shares of common stock issuable upon exercise of outstanding Warrants that ate exercisable within sixty days of March 7, 2016 and (ii) includes 786,869 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 7, 2016. Does not include 588,132 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016

(4)          Includes (i) 1,875,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and (ii) 484,483 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 7, 2016. Does not include 125,518 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016.

(5)          Includes (i) 351,563 shares of common stock and 250,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and are owned by 1010 Holdings LLC, which is beneficially owned by Mr. Ferrari and (ii) 378,710 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 7, 2016. Does not include 103,790 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016.

(6)          Includes (i) 100,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and (ii) includes 307,038 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 7, 2016. Does not include 115,462 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016.

(7)          Includes (i) 4,419,168 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016, (ii) 323,706 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 7, 2016, (iii) 200,000 shares of common stock and 100,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and are owned by Pavilion Capital Partners, LLC, which is wholly-owned by Mr. Stern, (iv) 200,000 shares of common stock and 100,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and are owned by Piper Ventures Partners, LLC, which is wholly-owned by Mr. Stern, (v) 250,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and are owned by SternAegis Advisers LLC, which is wholly-owned by Mr. Stern, (vi) 1,000,000 shares held by AKS Family Foundation and (vii) 600,000 shares of common stock held by AKS Family Partners. Does not include 98,794 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016.

(8)          Includes 675,054 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 7, 2016. Does not include 224,946 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016.

(9)          Includes (i) 20,000 Shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and (ii) includes 187,793 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 7, 2016. Does not include 92,207 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016.

(10)        Includes 718,113 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 7, 2016. Does not include 506,887 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016.

(11)        Includes (i) 40,000 Shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 7, 2016 and (ii) includes 152,790 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 7, 2016. Does not include 397,210 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016.

(12)        Includes 172,853 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 7, 2016. Does not include 237,147 shares of common stock underlying options that are not exercisable within sixty days of March 7, 2016.

(13)        See notes (3) through (12).

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c) (2)
Equity compensation plans approved by security holders (1)	7,474,434	$0.93	2,067,272
Equity compensation plans not approved by security holders	500,000	$0.94	—
Total	7,974,434	$0.93	2,067,272

(1)	The amounts shown in this row include securities under the Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan").

(2)	In accordance with the "evergreen" provision in our 2013 Plan, an additional 2,287,206 shares were automatically made available for issuance on the first trading day of 2016, which represents 4% of the number of shares outstanding on December 31, 2015; these shares are excluded from this calculation.

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2013, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $100,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

2015 Private Placement

In March and April 2015, we completed a private placement, or the 2015 Private Placement, pursuant to which we sold to accredited investors an aggregate of 20,000,000 units at a price of $0.50 per unit, with each unit consisting of: (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share (the “2015 Investor Warrants”). The gross proceeds to us from the 2015 Private Placement were $10.0 million. Certain of our officers, directors and holders of more than 5% of our capital stock purchased units in the 2015 Private Placement as set forth below.

Name	Number of Units Purchased	Aggregate Purchase Price Paid
GJG Life Sciences, LLC	3,935,880	$1,967,940
Laurence G. Allen and affiliated entities	1,200,000	600,000
Herbert Conrad	1,000,000	500,000
Adam Stern and affiliated entities	800,000	400,000
James Scibetta	100,000	50,000
Roelof Rongen	50,000	25,000
Douglas Kling	40,000	20,000
Gary Gaglione	20,000	10,000

We entered into a Placement Agency Agreement with Aegis Capital Corp. pursuant to which Aegis acted as our exclusive placement agent for the 2015 Private Placement. Immediately prior to the 2015 Private Placement, the Placement Agent and its affiliates beneficially owned an aggregate of more than 10% of our outstanding equity securities. In addition, Adam Stern, Head of Private Equity Banking at Aegis, is a member of our board of directors. Pursuant to the terms of the Placement Agency Agreement, in connection with the 2015 Private Placement, we paid the Placement Agent an aggregate cash fee of $1,000,000 and non-accountable expense allowance of $300,000 and have issued to the Placement Agent warrants (substantially similar to the 2015 Investor Warrants) to purchase 2,000,000 shares of common stock at $0.50 per share and additional warrants to purchase 2,000,000 shares of common stock at $0.75 per share.  In addition, we agreed to engage the Placement Agent as our warrant solicitation agent in the event the 2015 Investor Warrants are called for redemption and shall pay a warrant solicitation fee to the Placement Agent equal to five (5%) percent of the amount of funds solicited by the Placement Agent upon the exercise of the 2015 Investor Warrants following such redemption.

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

Vendor Agreement

Since January 1, 2011, we have submitted orders for the purchase of an omega-3 fatty acid concentrate from KD-Pharma Bexbach GmbH, or KD Pharma. For the years ended December 31, 2013, December 31, 2014 and December 31, 2015, these orders totaled $ 22 thousand, $ 258 thousand and $ 46 thousand, respectively. Mr. Ferrari, a member of our board, is the brother of a part owner of the holding company that owns KD Pharma.

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2015 and December 31, 2014, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Year Ended December 31,
	2015	2014
	(in thousands)
Audit Fees	$100	$123
Tax Fees	9	4
Total Fees	$109	$127

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

PART IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.3	Registration Rights Agreement dated July 30, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.4	Form of 2015 Investor Warrant. (incorporated by reference to Exhibit 4.4 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.5	Form of 2015 Placement Agent Warrant. (incorporated by reference to Exhibit 4.5 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.6	Registration Rights Agreement dated March 31, 2015 between the Company and the investors named therein. (incorporated by reference to Exhibit 4.6 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

10.1	Voting Agreement, dated July 30, 2013, by and among the Company and the stockholders named therein. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.2	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.9	Employment Agreement, dated July 30, 2013, between the Company and Roelof Rongen (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.10	Employment Agreement, dated July 30, 2013, between the Company and Abdel A. Fawzy. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.11	Employment Agreement effective as of October 4, 2013 between the Company and Jerome Jabbour (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.12	Offer Letter, dated October 31, 2013, between the Company and Gary Gaglione (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.14	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.15	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) +.

10.16

Employment Agreement, dated March 12, 2015, between Matinas BioPharma Holdings, Inc. and Douglas F. Kling.  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015). †

10.17	Placement Agency Agreement dated March 19, 2015 between the Company and Aegis Capital Corp. (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.18

Form of Subscription Agreement for the Company’s 2015 private placement. (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.19

Employment Agreement, dated September 1, 2015, between Matinas Biopharma Holdings, Inc. and Raphael J. Mannino. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015).

10.20

Separation and Consulting Agreement between George Bobotas and Matinas BioPharma Holdings, Inc., dated September 29, 2015. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015).

21.1	Subsidiaries Index*

23.1	Consent of Eisner Amper LLP*

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certifications**

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015 and 2014; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.*

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 30, 2016.

MATINAS BIOPHARMA HOLDINGS, INC.

By:	/s/ Roelof Rongen
Name: Roelof Rongen
Title: Chief Executive Officer

By:	/s/ Gary Gaglione
Name: Gary Gaglione
Title: Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Roelof Rongen	Chief Executive Officer and Director	March 30, 2016
Roelof Rongen	(Principal Executive Officer)

/s/ Gary Gaglione	Acting Chief Financial Officer	March 30, 2016
Gary Gaglione	(Principal Financial and Accounting Officer)

/s/ Herbert Conrad	Chairman of the Board	March 30, 2016
Herbert Conrad

/s/ Stefano Ferrari	Director	March 30, 2016
Stefano Ferrari

/s/ James S. Scibetta	Director	March 30, 2016
James S. Scibetta

/s/ Adam K. Stern	Director	March 30, 2016
Adam K. Stern

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Matinas BioPharma Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2015 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matinas BioPharma Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has limited liquidity and experienced significant losses and negative cash flows from operations since inception, and these factors have raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 30, 2016

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash	$3,226,997	$2,590,713

Restricted cash - current	100,326	100,000

Prepaid expenses	231,797	114,425

Total current assets	3,559,120	2,805,138

Equipment - net	377,723	339,995

In-process research and development	3,017,377	-

Goodwill	1,336,488	-

Other assets including long term security deposit	115,370	216,317

TOTAL ASSETS	$8,406,078	$3,361,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$497,842	$271,155
Accrued expenses	610,206	802,746
Deferred rent liability	9,225	-
Lease liability	11,261	44,362

Total current liabilities	1,128,534	1,118,263

LONG TERM LIABILITIES

Deferred tax liability	1,205,141	-
Lease liability - long term	-	15,291

TOTAL LIABILITIES	2,333,675	1,133,554
Commitments and contingencies

STOCKHOLDERS' EQUITY

Common stock par value $ 0.0001, 250,000,000 and 150,000,000 shares authorized, at December 31, 2015 and 2014, respectively;
57,180,148 issued and outstanding as of December 31, 2015; 32,292,650 issued and
outstanding as of December 31, 2014	5,719	3,230

Additional paid in capital	29,253,848	16,276,430

Accumulated deficit	(23,187,164)	(14,051,764)

Total stockholders' equity	6,072,403	2,227,896

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,406,078	$3,361,450

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2015	2014
Revenue:
Contract research revenue	$194,494	$-

Costs and Expenses:
Research and development	5,292,193	5,175,520
General and administrative	4,813,800	5,289,479
Total costs and expenses	10,105,993	10,464,999

Loss from operations	(9,911,499)	(10,464,999)

Sale of New Jersey net operating loss	756,472	269,127

Other income/(expense), net	19,627	(25,173)

Net loss	$(9,135,400)	$(10,221,045)

Net loss per share - basic and diluted	$(0.18)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	51,481,002	32,076,717

The accompanying notes are an integral part of these consolidated financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

December 31, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	(Shares)	(Amount)	Paid - in Capital	Deficit	Equity
Balance at December 31, 2013	32,000,000	$3,200	$14,302,307	$(3,830,719)	$10,474,788

Stock Based Compensation	-	-	1,821,402	-	1,821,402

Issuance of common stock for serivces	292,650	30	152,721	-	152,751

Net loss for the year ended December 31, 2014	-	-	-	(10,221,045)	(10,221,045)

Balance at December 31, 2014	32,292,650	3,230	16,276,430	(14,051,764)	2,227,896

Shares issued for Aquarius Inc. Purchase January 29, 2015	4,608,020	460	2,119,229	-	2,119,689

Aquarius Inc. Contingent Equity Consideration	-	-	753,346	-	753,346

Private Placements	20,000,000	2,001	8,520,163	-	8,522,164

Private Placement Issuance Costs	-	-	(7,945)	-	(7,945)

Stock Based Compensation	-	-	1,354,373	-	1,354,373

Issuance of common stock as Compensation for services	278,784	28	237,967	-	237,995

Issuance of common stock for excercised options	694	-	285	-	285

Net Loss for the year ended December 31, 2015	-	-	-	(9,135,400)	(9,135,400)

Balance as of December 31, 2015	57,180,148	$5,719	$29,253,848	$(23,187,164)	$6,072,403

The accompanying notes are an integral part of these consolidated financial statements

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

	Year Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,135,400)	$(10,221,045)
Adjustments to reconcile net loss to net cash ( used in) operating activities:
Depreciation and amortization	43,502	41,581
Deferred rent	9,225	-
Share based compensation and other expense	1,592,367	1,974,153
Changes in operating assets and liabilities, net of amounts acquired:
Grant receivable	45,643	-
Prepaid expenses	(111,588)	(29,932)
Other assets	100,621	(539)
Accounts payable	(73,726)	(125,613)
Accrued expenses	(285,047)	400,199

Net cash used in operating activities	(7,814,403)	(7,961,196)

Cash flows from investing activities
Equipment purchases	(76,179)	(288,519)
Acquisition of Aquarius - cash acquired	70,754	-

Net cash used in investing activities	(5,425)	(288,519)

Cash flows from financing activities:
Issuance of common stock, net of offering expense	8,514,504	-
Payments of - lease liability	(48,392)	-
Payment of - notes payable	(10,000)	-

Net cash provided by financing activities	8,456,112	-

Net increase (decrease) in cash and cash equivalents	636,284	(8,249,715)
Cash and cash equivalents at beginning of period	2,590,713	10,840,428

Cash and cash equivalents at end of period	$3,226,997	$2,590,713

Supplemental non-cash financing activities
Capital lease for equipment purchase	$-	$111,095
Contingent equity consideration for Aquarius merger	$753,346	$-
Stock consideration for Aquarius merger	$2,119,689	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

On January 29, 2015, we completed the acquisition of Aquarius (Aquarius Merger), a New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid-based, drug delivery platform called “cochleate delivery technology.” Following the Aquarius Merger, we are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum antifungal and anti-bacterial therapeutics for the treatment of serious and life-threatening infections, using our innovative lipid-crystal nano-encapsulation drug delivery platform. See Note D for additional information on this transaction.

On April 10, 2015, we completed a private placement (“2015 Private Placement”), under which the Company sold an aggregate of 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock (see Note E for additional details) resulting in net proceeds of approximately $ 8.5 million after offering expenses.

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

Our lead product candidate using the cochleate delivery technology is MAT2203, an oral formulation of the broad spectrum intravenous(IV)-delivered anti-fungal agent amphotericin B. MAT2203 is under development for serious fungal infections and a single-escalating-dose Phase 1 study with MAT2203 has been completed. The Company is developing MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. The U.S. Food and Drug Administration (FDA) has designated MAT2203 as a Qualified Infectious Disease Product (QIDP) with Fast Track status for the treatment of aspergillus. We are developing a pipeline of targeted delivery formulations by applying our cochleate oral delivery technology to a potentially broad array of proven medications, including MAT2501. MAT2501 is an oral cochleate formulation of the broad spectrum intravenous (IV)-delivered aminoglycoside antibiotic called amikacin, which is most often used for treating severe, hospital-acquired infections, including Gram-negative bacterial infections. The Company has an open Investigational New Drug (IND) application for MAT2501. MAT2501, has been granted a QIDP designation and Orphan Drug designation by the U.S. FDA.

In addition, the Company is exploring development and partnership options for MAT9001, prescription-only omega-3 fatty acid-based composition under development for hypertriglyceridemia.

NOTE B - Going Concern and Plan of Operation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2015, the Company had an accumulated deficit of approximately $23.2 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the year ended December 31, 2015 was approximately $9.1 million and $10.2 million for the year ended December 31, 2014.

The Company has been engaged in developing a pipeline of product candidates since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from products and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

Assuming the Company obtains FDA approval for one or more of its product candidates, which the Company does not expect to receive until 2020 at the earliest, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward for other indications for its lead product candidates and diversifies its R&D portfolio. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

The Company will need to secure additional capital in order to fund operations and to continue and complete its planned clinical and operational activities related to the product candidates and technologies that the Company recently acquired from Aquarius. The Company can provide no assurances that such additional financing will be available to the Company on acceptable terms, or at all. During the third quarter of 2015, the Company instituted cost deferral and savings measures to preserve its cash. The Company has taken steps to reduce and delay expenses through the timing and monitoring of our preclinical animal programs and as well as reducing professional fees, and compensation expenses in the short term. The Company is anticipating that the existing cash balance on hand at December 31, 2015 would be sufficient to meet its operating obligations through July 2016. The Company’s recurring losses from operations, and need for additional funding, raise substantial doubt about its ability to continue as a going concern, and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph in this report on the Company’s financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty.

NOTE C - Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of Matinas BioPharma Holdings Inc. “Holdings” and its wholly owned subsidiaries, Matinas BioPharma Inc. and Aquarius Biotechnologies, Inc. the operational subsidiaries of Holdings. The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

[2]

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of intangible assets and the valuation of Level 3 fair value measurement of financial instruments and determination of stock-based compensation, contingent consideration and all acquired assets and liabilities.

F-7

[3]

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

[4]	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the year ended December 31, 2015, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

[5]	Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company equipment ranges from three to ten years. Capitalized costs associated with leasehold improvements are depreciated over the lesser of the useful life of the asset or the remaining life of the lease.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in 2015 and 2014 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2015. In addition, future changes in unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation.

Since the Company incurred net operating losses in every tax year since inception, the 2013, 2014 and 2015 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

[7]	Stock-Based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, “Stock Based Compensation”. Stock-based compensation to employees consist of stock option grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

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

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model, and estimates the fair value of restricted stock based upon the estimated fair value or the common stock. The amount of stockbased compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The authoritative guidance requires forfeitures to be estimated at the time stock options are granted and warrants are issued and revised. If necessary in subsequent periods, an adjustment will be booked if actual forfeitures differ from those estimated. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee and non-employee termination patterns.

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

[9]	Earnings Per Share

Basic earnings per common share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an antidilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options and warrants, which have been excluded from the diluted loss per share calculation for the years ended December 31, 2015 and 2014:

F-9

	2015	2014

Stock Options	6,093,000	5,353,417

Warrants	39,250,000	15,250,000

Total	45,343,000	20,603,417

[10]	Revenue Recognition

The Company recognizes revenue from the NIH contracts when the specified performance milestone is achieved. The milestones are analyzed and approved on a monthly basis through progress reports submitted by the Company. The existing NIH contracts ended in 2015.

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

In September 2015, the FASB issued a new standard simplifying the accounting for measurement-period adjustments. The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material impact on our financial condition or results of operations.

In November 2015, the FASB issued a new standard simplifying the classification of deferred tax assets and liabilities. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. We have elected to early adopt the provisions of this new standard using a prospective method. As a result, all deferred taxes as of December 31, 2015 are classified as noncurrent in our consolidated balance sheet, while prior periods remain as previously reported. As of December 31, 2015 there are no deferred tax assets.

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

The Company's intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. There was no impairment for the year ended December 31, 2015. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

[14]	Goodwill and other intangible assets

Goodwill is assessed for impairment at least annually on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In accordance with the authoritative accounting guidance we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine this is the case, we are required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. If we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required.

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In fiscal year 2015, we assessed goodwill impairment by performing a qualitative test for our reporting unit. Based on the results of our testing, it was determined that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill in fiscal year 2015.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments in fiscal year 2015.

[15]

Reclassification

Contingent consideration arising from the acquisition of Aquarius is included as part of the purchase price and is recognized at fair value as of the acquisition date. See Note D below. During the quarter ended December 31, 2015, we reclassified the contingent consideration ($ 753 thousand) valued at the time of the Aquarius Acquisition (see Note D), from a long term liability to additional paid in capital in equity. We also reclass $48 thousand of deferred tax liability as an offset to goodwill. These reclassifications were made as a measurement period adjustment after we finalized the purchase price allocation for the Aquarius Acquisition consummated in January 2015.

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

Pursuant to the terms of the Merger Agreement, we were obligated to issue an aggregate of up to 5,000,000 shares of our common stock at closing, subject to adjustment as set forth in the Merger Agreement. At closing, we issued 4,608,020 shares (the “Closing Shares”) of our common stock as closing consideration. In addition, subject to our right of setoff for indemnification claims, we may issue up to an additional 3,000,000 shares (the “Additional Shares”) of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing Aquarius’ proprietary cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing Aquarius’ proprietary cochleate delivery technology. As discussed in footnote (15) the Company ultimately concluded that the contingent share issuance represented equity settled contingent consideration and as such have reclassified the amounts to equity as of December 31, 2015.

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

(a)-Reflects recognition of the estimated fair value of the contingent consideration payable with issuance of Matinas common stock upon achievement of certain future clinical and regulatory milestones, the achievement of which is uncertain. The fair value of the additional shares were established by assigning probabilities and projected dates of positive outcome for the milestones and valuing the future issuance of the shares by using the Black-Scholes options pricing model to account for the uncertainty in the future value of the shares. The value of the shares as derived using the options pricing model were then weighted based on the probability of achieving the milestones to determine the fair market value of the additional shares. See footnote C-15 for additional details.

The allocation of the total purchase price is described below based on the estimated fair value of the assets acquired and liabilities assumed on the date of the acquisition.

Cash	$70,754
Contract/ Grant receivable	45,644
Prepaid expenses and other current assets	5,084
Equipment, net	5,051
Other assets	700
In-process research and development-(b)	3,017,377
Total identifiable assets	3,144,610

Accounts payable	300,413
Notes payable-(d)	10,000
Accrued expenses	92,509
Total liabilities assumed	402,922
Net identifiable assets acquired	2,741,688
Goodwill-(c)	1,336,488
Deferred income taxes arising from basis differences of tax aspects of in-process research and development	(1,205,141)
Net assets acquired	$2,873,035

(b)-The fair value of the in-process research and development asset was estimated on the basis of its replacement cost as determined by a buildup of the costs incurred to develop the technology as it existed as of the acquisition date resulting in a fair value of $3,017,377. The fair value of other assets and liabilities approximate their book value.

(c)-The Company allocated the purchase price to the net tangible and intangible assets based upon their estimated fair values at the Merger date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired has been recorded as goodwill including deferred tax liabilities resulting from the tax attributes of the in-process research and development (see Note C 14). In connection with the Aquarius acquisition, the Company made an adjustment as a result of the purchase accounting requirements to reflect a change in the value of the deferred tax liabilities resulting from an adjustment to the Company's effective tax rate, recording a $48 thousand reduction to the deferred tax liabilities with an offsetting credit to Goodwill.

(d)- Aquarius issued a note for a loan that was made to a related party. Interest on the note is calculated using the applicable federal rate for midterm loans. Since the note has no specified repayment terms, it is considered a current liability. This note was paid in full in 2015.

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

In addition, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company has granted the Investors certain registration rights which are described in more detail below.

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

Registration Rights Agreement

In connection with the 2015 Private Placement, the Company entered into a registration rights agreement with the investors in the 2015 Private Placement pursuant to which the Company was required to file a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants within sixty days and to use commercially reasonable efforts to have the registration statement declared effective within 150 days. The Registration Statement was filed on June 9, 2015 and declared effective on July 23, 2015. The Company is required to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), for a period of one year from the date it is declared effective by the SEC or for such shorter period ending on the earlier of the date when all the registrable securities covered by the registration statement have been sold or such time as all of the securities covered by the registration statement can be sold under Rule 144 without any volume limitations (the “Effectiveness Period”). If the Company does not maintain the effectiveness of the registration statement during the Effectiveness Period, subject to certain limitations and the right of the Company to suspend the use of the prospectus for certain periods, the Company shall pay to each holder of registrable securities purchased in 2015 Private Placement an amount in cash equal to half of one percent (0.5%) of such holder’s investment amount, subject to a maximum penalty equal to six percent (6%) of such holder’s investment amount, on every thirty (30) day anniversary of such failure to maintain the registration statement until such failure was cured; provided however that such liquidated damages shall be paid only with respect to registrable securities that cannot then be immediately resold in reliance on Rule 144. The Company has determined that as of December 31, 2015 there is no liability associated with the registration rights agreement.

NOTE F – Equipment

Fixed assets, summarized by major category, consist of the following ($ in thousands) for the year ended:

	December 31,	December 31,
	2015	2014
Lab Equipment	$327	245
Furniture and Fixtures	20	20
Capitalized Leased Equipment	111	111
Leasehold Improvements	7	7
Total	465	383
Less accumulated depreciation	87	43
Equipment, net	$378	$340

In 2014, the company entered a 24-month capital lease for lab equipment which has a buyout option of $1 at the end of lease. This lease was capitalized. The payments under the lease will be accounted for as interest and payments under capital lease using 2-year amortization. During the years ended December 31, 2015 and 2014, the Company recognized interest expense of $ 885 and $ 1,379, respectively associated with the lease payments. Depreciation expense for the years ended December 31, 2015 and 2014 was approximately $44 thousand and $42 thousand, respectively.

NOTE G - Stock Holders Equity

Warrants

As of December 31, 2015, the Company had outstanding warrants to purchase an aggregate of 39,250,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

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

The Company may call the Warrants, other than the Placement Agent Warrants, at any time the common stock trades above $5.00 ( for 13 million warrants issued in 2013) or above $ 3.00 (for 20 million warrants issued in 2015) for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the Warrants, provided that the Warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the Investor Warrants for redemption, if it also calls all other Warrants for redemption on the terms described above. The Placement Agent Warrants do not have a redemption feature. Such term is a contingent feature and within the control of the Company, therefore does not require liability classification.

A summary of equity warrants outstanding as of December 31, 2015 is presented below, all of which are fully vested.

Shares
July 11, 2013 formation of Holdings, 4,000,000 warrants issued, terms 5 years, exercisable at $2.00, including 250,000 warrants sold to Mr. Adam Stern	4,000,000
July 11, 2013 recapitalization of Matinas BioPharma Inc. 1,000,000 warrants issued, terms 5 years, exercisable at $2.00	1,000,000
July and August 2013 completion of Private Placement, 7,500,000 warrants issued, terms 5 years, exercisable at $2.00	7,500,000
July 30, 2013 Placement Agent warrants issued as part of compensation for Private Placement. Terms 5 years, exercisable at $2.00	750,000
July 30, 2013 Placement Agent warrant issued as part of compensation for Private Placement. Terms 5 years exercisable at $1.00	1,500,000
July 30, 2013 500,000 warrants sold to Chairman of Board Mr. Herb Conrad for $20,000. Terms 5 years, exercisable at $2.00 per share	500,000
March 31, 2015 Warrants:
March 31, 2015 first close of Private Placement, 9,875,0000 warrants issued, terms 5 years, exercisable at $0.75	9,875,000
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $0.75	987,500
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $ 0.50	987,500
April 10, 2015 Warrants:
April 10, 2015 first close of Private Placement, 10,125,000 warrants issued, terms 5 years, exercisable at $0.75	10,125,000
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.75	1,012,500
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.50	1,012,500

Total Warrants Outstanding at December 31, 2015	39,250,000

NOTE H - Stock Based Compensation

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its consolidated statements of operations as follows ($ in thousands):

	Year Ended December 31,
	2015	2014

Research and Development	$528	$398
General and Administrative	1,064	1,576
Total	$1,592	$1,974

Stock Incentive Plans:

The following table contains information about the Company’s stock plan at December 31, 2015:

	Awards Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	9,541,706	7,474,434	*	2,067,272

* includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the years ended December 31, 2014 and 2015 (number of options in thousands):

	Number of Options	Weighted average exercise price	Weighted average contractual term in years
Outstanding at December 31, 2013	3,160	$0.94	9.7

Granted	2,413	$1.22
Exercised	-
Forfeited	(196)	0.94
Expired	(24)	0.96

Outstanding at December 31, 2014	5,353	$1.06	9.1

Granted	1,960	$0.56
Exercised	-
Forfeited	(217)	0.95
Expired	(193)	0.89

Outstanding at December 31, 2015	6,903	$0.93	8.4

	Year ended December 31,
	2015	2014
Options exercisable at end of year	3,752	2,460
Weighted average grant date fair value (per share) of options granted during the period	$0.65	$0.68

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

	For the year ended December 31,
	2015	2014
Volatility	71.10% - 102.3%	68.76%
Risk-free interest rate	1.34% - 1.74%	1.65% - 1.93%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	4.75 – 5.5 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Hence, the Company uses the “simplified method” described in Staff Accounting Bulletin (SAB) 107 to estimated expected term of share option grants.

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company has limited history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

The risk-free interest rate assumption is based on the U.S treasury instruments whose term was consistent with the expected term of the Company’s stock options.

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the Company share-based compensation.

The Company estimates the forfeiture rate at the time of grant and revisions, if necessary, were estimated based on management’s expectation through industry knowledge and historical data.

During the years ended December 31, 2015 and 2014, the Company issued 278,784 and 292,650 shares of restricted common stock to certain board of directors, officers and consultants, respectively and recorded approximately $0.2 million and $0.2 million to stock based compensation, respectively.

During the years ended December 31, 2014, the company met certain clinical milestones upon which 71,750 performance based options vested and the Company recorded approximately $28,000 of stock based compensation. No additional milestones were achieved during the year ended December 31, 2015.

As of December 31, 2015, the aggregate intrinsic value of in the money options was $0.6 million. The total intrinsic value is calculated as the difference between the Company's stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on the last trading day of the fiscal year. This amount changes based on the fair market value of the Company's shares.

As of December 31, 2015, there was approximately $1.9 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards to employees, which is expected to be recognized over a remaining weighted average period of 1.3 years.

NOTE I – COMMMITMENTS

On November 1, 2013, the Company entered into a 7 year lease for office space in Bedminster, New Jersey which commenced in June, 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term. The Company records rent expense on a straight-line basis. Rent expense for the years ended December 31, 2015 and 2014 was $211,500 and $95,000, respectively.

In December of 2015, the Company renewed its agreement to lease laboratory space for one year starting January 1, 2016 in Monmouth Junction, New Jersey at a monthly rent of $2,287.

Listed below is a summary of future lease rental payments:

Fiscal Year Ending December 31,
Lease
Commitments
2016	184,520
2017	160,012
2018	162,948
2019	165,896
2020 and beyond	252,764
Total future minimum lease payments	$926,140

The Company was obligated to provide a security deposit of $300,000 to obtain lease space. This deposit was reduced by $100,000 in 2015 and can be reduced by $ 100,000 on an annual basis going forward, down to $50,000, as long as the Company makes timely rental payments.

Through our acquisition of Aquarius, we acquired a license from Rutgers University for the cochleate delivery technology. The Amended and Restated Exclusive License Agreement between Aquarius and Rutgers, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) provides for, among other things, (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement.

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

NOTE J – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2015 and December 31, 2014, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2015	2014
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	0.0%	0.1%
Permanent items	(5.3)%	(3.1)%
Research and development credit	3.0%	0.9%
Change in valuation allowance	(31.7)%	(31.9)%
Effective income tax rate	0.0%	0.0%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses.

Significant components of the Company's deferred tax assets (liabilities) for 2015 and 2014 consist of the following:

	As of December 31,
	2015	2014
Deferred tax assets (liabilities)
Share-based compensation	$518,542	$489,017
Depreciation and amortization	37,186	73,894
Warrants	43,997	43,997
Accrued liability	118,386	-
Net operating loss carryforwards	7,093,015	4,379,541
Federal research and development credit carryforwards	525,001	241,318
In process research and development	(1,205,141)	-
Deferred income tax assets	7,130,986	5,227,767
Valuation allowance	(8,336,127)	(5,227,767)
Net deferred tax liabilities	$(1,205,141)	$0

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company's ability to carryback losses to previous years in which the Company had taxable income. Due to the Company's history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowance was approximately $8.3 million and $5.2 million as of December 31, 2015 and 2014, respectively, representing an increase of $3.1 million.

As of December 31, 2015, the Company had Federal net operating loss carryforwards of $ 19.2 million. The Company also had federal and state research and development tax credit carryforwards of $525,000. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2033, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets

In December 2015, the Company recognized a tax benefit of approximately $760,000 in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program.

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

There was a change in accounting principle related to our early adoption of ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption did not result in any increase or decrease to the Company's current or noncurrent assets or liabilities. The adoption of the ASU to classify all of our deferred tax assets and liabilities as noncurrent will reduce time, complexity and costs to prepare our tax disclosures related to deferred income taxes.

