Form 10-Q
period 2016-03-31
Matinas BioPharma Holdings, Inc.
filed 2016-05-13
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, 57,593,414 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2016

i

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016 (Unaudited)	2015 (Audited)

ASSETS

CURRENT ASSETS

Cash	$1,673,185	$3,226,997

Restricted cash - current	100,378	100,326

Prepaid expenses	138,017	231,797

Total current assets	1,911,580	3,559,120

Equipment - net	364,832	377,723

In-process research and development	3,017,377	3,017,377

Goodwill	1,336,488	1,336,488

Other assets including long term security deposit	115,371	115,370

TOTAL ASSETS	$6,745,648	$8,406,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$620,564	$497,842
Accrued expenses	689,238	610,206
Deferred rent liability	10,218	9,225
Lease liability	-	11,261

Total current liabilities	1,320,020	1,128,534

LONG TERM LIABILITIES

Deferred tax liability	1,205,141	1,205,141

TOTAL LIABILITIES	2,525,161	2,333,675

STOCKHOLDERS' EQUITY

Common stock par value $ 0.0001, 250,000,000 and 250,000,000 shares authorized, at March 31, 2016 and December 31, 2015, respectively; 57,593,414 issued and outstanding as of March 31, 2016; 57,180,148 issued and outstanding as of December 31, 2015	5,760	5,719

Additional paid in capital	29,646,501	29,253,848

Accumulated deficit	(25,431,774)	(23,187,164)

Total stockholders' equity	4,220,487	6,072,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,745,648	$8,406,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Contract research revenue	$-	$57,636

Costs and Expenses:
Research and development	921,711	1,448,413
General and administrative	1,315,777	1,177,841
Total costs and expenses	2,237,488	2,626,254

Loss from operations	(2,237,488)	(2,568,618)

Other expense, net	(7,122)	(1,493)

Net loss	$(2,244,610)	$(2,570,111)

Net loss per share - basic and diluted	$(0.04)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	57,287,955	35,561,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Quarter Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,244,610)	$(2,570,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,891	10,856
Deferred rent	993	-
Share based compensation expense	392,694	332,683
Changes in operating assets and liabilities, net of amounts acquired:
Grant receivable	-	15,535
Prepaid expenses	93,780	26,583
Other assets	(53)	(78)
Accounts payable	122,722	(104,948)
Accrued expenses - other liabilities	79,032	(33,347)

Net cash used in operating activities	(1,542,551)	(2,322,827)

Cash flows from investing activities
Equipment purchases	-	(4,845)
Acquisition of Aquarius, net of cash acquired	-	70,754

Net cash provided by investing activities	-	65,909

Cash flows from financing activities:
Issuance of common stock, net of offering expense	-	4,282,734
Payments of capital lease liability	(11,261)	-

Net cash (used in) provided by financing activities	(11,261)	4,282,734

Net (decrease) increase in cash and cash equivalents	(1,553,812)	2,025,816
Cash and cash equivalents at beginning of period	3,226,997	2,590,713

Cash and cash equivalents at end of period	$1,673,185	$4,616,529

Supplemental non-cash financing activities
Contingent Consideration for Aquarius merger	$-	$753,346
Stock consideration for Aquarius merger	$-	$2,119,689

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

On January 29, 2015, we completed the acquisition of Aquarius (“Aquarius Merger”), a New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid-based, drug delivery platform called “cochleate delivery technology.” Following the Aquarius Merger, we are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum antifungal and anti-bacterial therapeutics for the treatment of serious and life-threatening infections, using our innovative lipid-crystal nano-encapsulation drug delivery platform. See Note D for additional information on this transaction.

On March 31, 2015 and April 10, 2015, we completed a private placement (“2015 Private Placement”), under which the Company sold an aggregate of 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock (see Note E for additional details) resulting in net proceeds of approximately $8.5 million after offering expenses.

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

Our lead product candidate using the cochleate delivery technology is MAT2203, an oral formulation of the broad spectrum intravenous(IV)-delivered anti-fungal agent amphotericin B. MAT2203 is under development for serious fungal infections and a single-escalating-dose Phase 1 study with MAT2203 has been completed. The Company is developing MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. The U.S. Food and Drug Administration (FDA) has designated MAT2203 as a Qualified Infectious Disease Product (QIDP) with Fast Track status for the treatment of aspergillus. We are developing a pipeline of targeted delivery formulations by applying our cochleate oral delivery technology to a potentially broad array of proven medications, including MAT2501. MAT2501 is an oral cochleate formulation of the broad spectrum intravenous (IV)-delivered aminoglycoside antibiotic called amikacin, which is most often used for treating severe, hospital-acquired infections, including Gram-negative bacterial infections. The Company has an open Investigational New Drug (IND) application for MAT2501. MAT2501 has been granted a QIDP designation and Orphan Drug designation by the U.S. FDA.

In addition, the Company is exploring development and partnership options for MAT9001, a prescription-only omega-3 fatty acid-based composition under development for hypertriglyceridemia.

NOTE B – Going Concern and Plan of Operations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2016, the Company had an accumulated deficit of approximately $25.4 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the quarter ended March 31, 2016 was approximately $2.2 million and $ 9.1 million for the year ended December 31, 2015.

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

The Company will need to secure additional capital in order to fund operations and to continue and complete its planned clinical and operational activities related to the product candidates and technologies that the Company recently acquired from Aquarius. The Company can provide no assurances that such additional financing will be available to the Company on acceptable terms, or at all. During the third quarter of 2015, the Company instituted cost deferral and savings measures to preserve its cash. The Company has taken steps to reduce and delay expenses through the timing and monitoring of our preclinical animal programs and as well as reducing professional fees, and compensation expenses in the short term. The Company is anticipating that the existing cash balance on hand at March 31, 2016 would be sufficient to meet its operating obligations through July 2016. The Company’s recurring losses from operations, and need for additional funding, raise substantial doubt about its ability to continue as a going concern, and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph on the Company’s financial statements for the year ended December 31, 2015 with respect to this uncertainty.

NOTE C - Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Matinas BioPharma Holdings Inc. (“Holdings”) and its wholly owned subsidiaries, Matinas BioPharma, Inc. and Aquarius Biotechnologies, Inc. the operational subsidiaries of Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

These interim unaudited financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2015, which are included in the Form 10-K filed with the SEC on March 30, 2016. In the opinion of management, the interim unaudited financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

[2]	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of intangible assets, all acquired assets and liabilities, the valuation of Level 3 financial instruments and determination of stock-based compensation.

[3]	Cash

The Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

[4]	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the three months ended March 31, 2016, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2016. In addition, future changes in unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation.

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

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model, and estimates the fair value of the restricted stock based upon the estimated fair value of the common stock. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The authoritative guidance requires forfeitures to be estimated at the time stock options are granted and warrants are issued and revised. If necessary in subsequent periods, an adjustment will be booked if actual forfeitures differ from those estimated. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee and non-employee termination patterns.

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

Basic earnings per common share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an antidilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options and warrants, which have been excluded from the diluted loss per share calculation for the quarters ended March 31, 2016 and 2015:

	2016	2015

Stock Options	8,280,694	6,838,000

Warrants	39,250,000	27,100,000

Total	47,530,694	33,938,000

[10]	Revenue Recognition

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share –based payment award transactions. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Corporation is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Corporation’s consolidated financial position or results of operation.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued a new standard simplifying the accounting for measurement-period adjustments. The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard is effective for interim and annual periods beginning after December 15, 2015 and does not have a material impact on our financial condition or results of operations.

In November 2015, the FASB issued a new standard simplifying the classification of deferred tax assets and liabilities. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. We have elected to early adopt the provisions of this new standard using a prospective method. As a result, all deferred taxes as of March 31, 2016 are classified as noncurrent in our consolidated balance sheet, while prior periods remain as previously reported. As of March 31, 2016 there are no deferred tax assets.

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

The Company's intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. There was no impairment for the three months ended March 31, 2016. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the quarter ended March 31, 2016, we assessed goodwill impairment by performing a qualitative test for our reporting unit. During our qualitative review, we considered the Company’s cash position and our ability to obtain additional financing in the near term to meet our operational and strategic goals and substantiate the value of our business. Based on the results of our assessment, it was determined that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill in the quarter ended March 31, 2016.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments in quarter ended March 31, 2016.

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

(a)-Reflects recognition of the estimated fair value of the contingent consideration payable with issuance of Matinas common stock upon achievement of certain future clinical and regulatory milestones, the achievement of which is uncertain. The fair value of the additional shares were established by assigning probabilities and projected dates of positive outcome for the milestones and valuing the future issuance of the shares by using the Black-Scholes options pricing model to account for the uncertainty in the future value of the shares. The value of the shares as derived using the options pricing model were then weighted based on the probability of achieving the milestones to determine the fair market value of the additional shares. The entire $753,346 of contingent consideration was recorded as additional paid-in capital at December 31, 2015.

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

This private placement offered to accredited investors (the “Offering”) of units (the “Units”) at a price of $0.50 per Unit, with each Unit consisting of: (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share (“Warrants”). The Warrants are callable by the Company following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the Warrants (which occurred on July 23, 2015) if the closing bid price for the Company’s common stock is at or above $3.00 per share for the twenty (20) consecutive trading days immediately prior to such a call and provided that the registration statement is current at the time.

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

NOTE F – Equipment

Fixed assets, summarized by major category, consist of the following ($ in thousands) for the quarter ended March 31, 2016 and year ended December 31, 2015:

	March 31,	December 31,
	2016	2015
Lab Equipment	$438	327
Furniture and Fixtures	20	20
Capitalized Leased Equipment	-	111
Leasehold Improvements	7	7
Total	465	465
Less accumulated depreciation	100	87
Equipment, net	$365	$378

In 2014, the company entered a 24-month capital lease for lab equipment which had a buyout option of $1 at the end of lease in March 2016. This lease was capitalized. The payments under the lease were accounted for as interest and payments under capital lease using 2-year amortization. During the three months ended March 31, 2016 and 2015, the Company recognized interest expense of $50 and $325, respectively associated with the lease payments.

Depreciation expense for the three months ended March 31, 2016 and 2015 was approximately $13,000 and $11,000 respectively.

NOTE G - Stock Holders Equity

Warrants

As of March 31, 2016, the Company had outstanding warrants to purchase an aggregate of 39,250,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

The Warrants are exercisable immediately upon issuance and have a five-year term. The Warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. All of the Warrants may be exercised on a “cashless” basis in certain circumstances. However, since all such cashless exercises are settled on a net share basis, the exercise price and the number of warrant shares purchasable upon the exercise of the Investor Warrants (as opposed to Placement Agent Warrants) are subject to adjustment upon the occurrence of certain events, which include stock dividends, stock splits, combinations and reclassifications of the Company capital stock or similar “organic changes” to the equity structure of the Company (see Warrant table below). Accordingly, pursuant to ASC 815, the warrants are classified as equity in the accompanying statement of stockholder’s Equity.

The Company may call the Warrants, other than the Placement Agent Warrants, at any time the common stock trades above $5.00 (for 13 million warrants issued in 2013) or above $ 3.00 (for 20 million warrants issued in 2015) for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the Warrants, provided that the Warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the Investor Warrants for redemption, if it also calls all other Warrants for redemption on the terms described above. The Placement Agent Warrants do not have a redemption feature. Such term is a contingent feature and within the control of the Company, therefore does not require liability classification.

A summary of equity warrants outstanding as of March 31, 2016 is presented below, all of which are fully vested.

Shares
July 11, 2013 formation of Holdings, 4,000,000 warrants issued, terms 5 years, exercisable at $2.00, including 250,000 warrants sold to Mr. Adam Stern	4,000,000
July 11, 2013 recapitalization of Matinas BioPharma Inc. 1,000,000 warrants issued, terms 5 years, exercisable at $2.00	1,000,000
July and August 2013 completion of Private Placement, 7,500,000 warrants issued, terms 5 years, exercisable at $2.00	7,500,000
July 30, 2013 Placement Agent warrants issued as part of compensation for Private Placement. Terms 5 years, exercisable at $2.00	750,000
July 30, 2013 Placement Agent warrant issued as part of compensation for Private Placement. Terms 5 years exercisable at $1.00	1,500,000
July 30, 2013 500,000 warrants sold to Chairman of Board Mr. Herb Conrad for $20,000. Terms 5 years, exercisable at $2.00 per share	500,000
March 31, 2015 Warrants:
March 31, 2015 first close of Private Placement, 9,875,0000 warrants issued, terms 5 years, exercisable at $0.75	9,875,000
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $0.75	987,500
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $ 0.50	987,500
April 10, 2015 Warrants:
April 10, 2015 first close of Private Placement, 10,125,000 warrants issued, terms 5 years, exercisable at $0.75	10,125,000
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.75	1,012,500
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.50	1,012,500

Total Warrants Outstanding at March 31, 2016	39,250,000

NOTE H - Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. The Company currently has reserved 11,828,912 shares of common stock for issuance under the plan.

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its consolidated statements of operations as follows ($ in thousands):

	Quarter Ended March 31,
	2016	2015

Research and Development	$131	$202
General and Administrative	262	131
Total	$393	$333

Stock Incentive Plans:

The following table contains information about the Company’s stock plan at March 31, 2016:

	Awards Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	11,828,912	9,265,393	*	2,563,519

* includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2015 to March 31, 2016 (number of options in thousands):

		Weighted
	Number of Options	average Exercise Price
Outstanding at December 31, 2015	6,904	$0.93
Granted	1,377	0.43
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2016	8,281	$0.85

As of March 31, 2016, the number of vested shares underlying outstanding options was 4,819,075 at a weighted average exercise price of $1.33. The aggregate intrinsic value of in the-money options outstanding as of March 31, 2016 was $0.8 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.71 on March 31, 2016, and the exercise price of options, multiplied by the number of options. As of March 31, 2016, there was $2.4 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 1.3 years.

All options expire ten years from date of grant. Except for options granted to consultants, all remaining options vest entirely and evenly over three years. A portion of options granted to consultants vests over four years, with the remaining vesting being based upon the achievement of certain performance milestones, which are tied to either financing or drug development initiatives.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following weighted-average assumptions were used to calculate share based compensation:

	For the Three Months Ended March 31,
	2016	2015
Volatility	87.24% - 89.15%	94.69%
Risk-free interest rate	1.22% - 1.375%	1.65% - 1.93%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	4.75 - 5.5 year	s

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

Listed below is a summary of future lease rental payments as of March 31, 2016:

Lease
Commitments
2016	138,730
2017	160,012
2018	162,948
2019	165,896
2020	168,220
2021	84,544
Total future minimum lease payments	$880,350

The Company was obligated to provide a security deposit of $300,000 to obtain lease space. This deposit was reduced by $100,000 in 2015 and can be reduced by $100,000 on an annual basis going forward, down to $50,000, as long as the Company makes timely rental payments.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2015 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us.  These factors include, but are not limited to:

·	our ability to raise additional capital to fund our operations and to develop our product candidates;

·	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

·	our limited operating history;

·	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

·	our ability to realize the anticipated benefits of certain cost-savings measures we recently implemented;

·	our dependence on product candidates, which are still in an early development stage;

·	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

·	our ability to manufacture GMP (Good Manufacturing Practices) batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

·	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

·	our dependence on third-parties, including third-parties to manufacture and third-party CROs (Clinical Research Organizations) to conduct our clinical trials;

·	our ability to maintain or protect the validity of our patents and other intellectual property;

·	our ability to retain key executive members;

·	our ability to internally develop new inventions and intellectual property;

·	interpretations of current laws and the passages of future laws;

·	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval;

·	acceptance of our business model by investors;

·	the accuracy of our estimates regarding expenses and capital requirements;

·	our ability to adequately support growth; and

·	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

We currently have two clinical-stage products designed for the treatment of infectious disease. Our lead product candidate is MAT2203, a novel oral formulation of a broad spectrum anti-fungal drug called amphotericin B which uses our cochleate delivery technology. We are initially developing MAT2203 for the treatment of Candida infections. A Phase 1a study has been completed and demonstrated that MAT2203 was generally well tolerated at all dosage levels with no serious adverse events reports and no laboratory or renal function abnormalities observed. We are currently screening and enrolling patients in a Phase 2a study of MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, and, assuming the NIH meets the anticipated clinical timelines, we anticipate announcing results during 2016.

Our second clinical stage product candidate is MAT2501, an orally administered, encochleated formulation of the broad spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tubercular mycobacterial infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. Currently, amikacin cannot be absorbed enterally and must be given by intravenous, intramuscular or nebulization routes with the significant risk of nephrotoxicity and ototoxicity, which makes it an impractical choice when treating serious infections which often require long courses of therapy, often 12 to 18 months or longer. MAT2501, taking advantage of its innovative, nano-encapsulation delivery technology, is being developed to be orally administered, and is designed to be a safer and targeted therapy for improved treatment of these serious and life-threatening bacterial infections in patients, including those who are severely immunocompromised. We are initially developing MAT2501 for the treatment of non-tuberculous mycobacteria (NTM). NTM causes many serious and life-threatening diseases, including pulmonary disease, skin and soft tissue disease, joint infections and, in immunocompromised individuals, disseminated infection. The most common clinical manifestation of NTM disease is pulmonary, or lung, disease. NTM lung infection occurs when a person inhales the organism from their environment. There are about 50,000 to 90,000 people with NTM pulmonary disease in the United States, with a much higher prevalence in older adults, and these numbers appear to be increasing. However, NTM can affect any age group. Without treatment, the progressive lung infection caused by NTM results in severe cough, fatigue and weight loss, and ultimately can lead to death. In some people NTM infections can become chronic and require ongoing treatment. Treatment may be difficult because NTM bacteria may be resistant to many common types of antibiotics. Severe NTM lung disease can have a significant impact on quality of life and can be life-threatening. We are also developing MAT2501 for the treatment of a variety of serious and acute bacterial infections, including the treatment of gram negative bacterial infections, currently the most significant unmet medical need identified by infectious disease specialists. We recently filed an Investigational New Drug (IND) application with FDA and are cleared to commence Phase 1 clinical studies in January 2016. We plan to initiate the first Phase 1 study of MAT2501 during 2016.

We are currently exploring strategic partnering options for our legacy cardiovascular drug, MAT9001, which has been developed and targeted to date for the treatment of very high triglycerides and MAT8800, our discovery program seeking to identify product candidates derived from omega-3 fatty acids for the treatment of nan-alcoholic fatty liver disease.

We are a clinical stage company and have generated $57,000 and $0 in contract research revenues during the three months ended March 31, 2015 and the three months ended March 31, 2016, respectively. These contract research revenues ended during 2015 and we do not anticipate any revenues during the remainder of 2016. We have incurred losses for each period from inception. Our net loss was approximately $2.2 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and MAT2501 and any other product candidates we choose to develop based upon our platform technology. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We generated Contract Research Revenue in the amount of $57,000 for the three months ended March 31, 2015 versus zero in the same period of 2016. This revenue is directly related to contracts which our subsidiary Aquarius had with the National Institutes of Health (NIH). These contracts were related to work being done on MAT2203 and MAT2501. These contracts ended in 2015 and we expect no additional revenue in 2016 unless we enter into a new revenue arrangement.

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

The table below summarizes our direct research and development expenses for our product candidates for the three months ended March 31, 2016 and 2015. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$28	$134
Preclinical trails	13	41
Clinical development	204	632
Regulatory	36	66
Internal staffing, overhead and other	641	575
Total research and development	$922	$1,448

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

Consistent with the cost deferral and savings measures we implemented recently, we expect our R&D expenses to remain relatively flat or slightly decrease in the near term. We will control our R&D expenses through the timing and monitoring of our preclinical animal programs, for the near term.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, communication expenses, and professional fees for legal, patent review, consulting and accounting services. The expense increase of $138 thousand over the prior year quarter is related to a market study for MAT2501.

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

Application of Critical Accounting Policies

Our critical accounting policies are more fully described in Note C to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, there have been no material changes to our critical accounting policies.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the three months ended March 31, 2016 and 2015 and to re-measure stock options issued to consultants.

	For the Three Months Ended March 31,
	2016	2015
Volatility	87.24% - 89.15%	94.69%
Risk-free interest rate	1.22% - 1.375%	1.65% - 1.93%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	4.75 - 5.5 year	s

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the options vesting term, contractual terms, and industry peers as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as our stock has not been trading long enough to calculate its own volatility. We will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for our common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.3 million, respectively. As of March 31, 2016, we had $2.4 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.3 years.  In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the three months ended March 31 ($ in thousands) as follows:

	2016	2015
General and administrative	$131	$202
Research and development	262	131
Total	$393	$333

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of March 31, 2016, there were 2,563,519 shares of our common stock available for issuance under the Plan.

As of March 31, 2016, we had outstanding options to purchase an aggregate of 8,280,694 shares of our common stock with a weighted average exercise price of $0.85. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at March 31, 2016. The total intrinsic value of options outstanding and vested at March 31, 2016 was $0.8 million for outstanding and $0.2 million for vested.

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

Results of Operations ($ in Thousands)

Comparison of Three Months Ended March 31, 2016 and 2015.

			Increase
	2016	2015	(Decrease)

Revenues	$-	58	(58)

Cost and expenses:
Research and development	$922	$1,448	$(526)
General and administrative	1,316	1,178	138
Total cost and expenses	$2,238	$2,626	$(388)

Revenues. Revenue for the three months ended March 31, 2016 was $0, compared to $58,000 for the prior period. Revenue consists of revenue earned under the National Institutes of Health grants for MAT2203 and MAT2501. These grants ended in 2015.

Research and Development expenses. Research and Development expense for the three months ended March 31, 2016 decreased $526,000 versus the prior year period. This decrease is primarily due to a decrease in spending on clinical studies, associated with MAT9001.

General and Administrative expenses. General and Administrative expenses for the three month period ending March 31, 2016 were $1.3 million, an increase of approximately $138,000 from the prior year period. This increase is primarily due to an outside marketing study contracted to explore the potential of MAT2501.

Sources of Liquidity

We have funded our operations since inception through private placements of our equity instruments, most recently through unit offerings of our common stock and common stock warrants. As of March 31, 2016, we have raised approximately $22 million in net proceeds from sales of our equity securities.

As of March 31, 2016, we had cash totaling $1.7 million.

2015 Private Placement

In March and April 2015, we completed the 2015 Private Placement, under which we sold an aggregate of 20,000,000 shares of our common stock and warrants to purchase an aggregate of 20,000,000 shares of our common stock at an exercise price of $0.75 per share. The gross proceeds to us from the 2015 Private Placement were $10.0 million (see Note E, for additional information).

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Three months ended March 31,
	2016	2015
Cash used in operating activities	$(1,543)	$(2,323)
Cash provided by investing activities	-	66
Cash (used in) provided by financing activities	(11)	4,283
Net (decrease) increase in cash and cash equivalents	$(1,554)	$2,026

Operating Activities

We have incurred significant costs in the area of research and development, including manufacturing, analytical, regulatory and clinical development costs and costs associated with being a public company. Net cash used in operating activities was approximately $1.5 million for the three months ended March 31, 2016 and $2.3 million for the three months ended March 31, 2015. We expect that our current cash balance is sufficient for operations through July 2016.

Investing Activities

Net cash provided in investing activities was $0 for the three months ended March 31, 2016 and $66,000 for the three months ended March 31, 2015. The cash provided in investing activities was primarily the result of equipment purchases offset by cash acquired from the acquisition of Aquarius.

Financing Activities

Net cash used in financing activities was $11,000 for the three months ended March 31, 2016 for equipment lease payments. The cash provided by financing activities for the three months ended March 31, 2015 was due to net proceeds received from the first closing of our 2015 Private Placement ($ 4.3 million).

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

In December 2015, the Company renewed an agreement to lease laboratory space for one year commencing January 1, 2016 in Monmouth Junction, New Jersey. Base rent for the year ended December 31, 2016 will be approximately $27 thousand.

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

Through our acquisition of Aquarius, we acquired a license from Rutgers University for the cochleate delivery technology. The Amended and Restated Exclusive License Agreement between Aquarius and Rutgers, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) provides for, among other things, (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100 thousand when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10 thousand, increasing to $50 thousand over the term of the license agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note (c)(12), “Recent Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2016, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: May 13, 2016	Roelof Rongen
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: May 13, 2016	Gary Gaglione
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Interim Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

- 34 -