Form 10-Q
period 2016-06-30
Matinas BioPharma Holdings, Inc.
filed 2016-08-15
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, 57,593,414 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2016

i

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016 (Unaudited)	2015 (Audited)

ASSETS

CURRENT ASSETS

Cash	$578,313	$3,226,997
Restricted cash	55,557	100,326
Prepaid expenses	139,640	231,797

Total current assets	773,510	3,559,120

Equipment - net	382,489	377,723
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Other assets including long term security deposit	54,844	115,370

TOTAL ASSETS	$5,564,708	$8,406,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$475,863	$497,842
Accrued expenses	845,061	610,206
Deferred rent liability	10,967	9,225
Lease liability - current	9,616	11,261

Total current liabilities	1,341,507	1,128,534

LONG TERM LIABILITIES

Deferred tax liability	1,205,141	1,205,141
Lease liability - net of current	20,681	-
TOTAL LIABILITIES	2,567,329	2,333,675

STOCKHOLDERS' EQUITY

Common stock, par value $ 0.0001, 250,000,000 and 250,000,000 shares authorized, at June 30, 2016 and December 31, 2015, respectively; 57,593,414 issued and outstanding as of June 30, 2016; 57,180,148 issued and outstanding as
of December 31, 2015	5,760	5,719

Additional paid in capital	30,047,278	29,253,848

Accumulated deficit	(27,055,659)	(23,187,164)

Total stockholders' equity	2,997,379	6,072,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,564,708	$8,406,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenue:
Contract research revenue	$-	$77,000

Costs and Expenses:
Research and development	642,576	1,354,728
General and administrative	977,653	1,124,066

Total costs and expenses	1,620,229	2,478,794

Loss from operations	(1,620,229)	(2,401,794)

Other expense, net	(3,656)	(2,738)

Net loss	$(1,623,885)	$(2,404,532)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	57,593,414	55,942,013

	Six Months Ended June 30,
	2016	2015
Revenue:
Contract research revenue	$-	$134,636

Costs and Expenses:
Research and development	1,564,287	2,803,141
General and administrative	2,293,430	2,301,907
Total costs and expenses	3,857,717	5,105,048

Loss from operations	(3,857,717)	(4,970,412)

Other expense, net	(10,778)	(4,231)

Net loss	$(3,868,495)	$(4,974,643)

Net loss per share - basic and diluted	$(0.07)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	57,440,685	45,815,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,868,495)	$(4,974,643)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	26,298	20,583
Deferred rent	1,742	-
Share based compensation expense	793,471	733,761
Changes in operating assets and liabilities, net of amounts acquired:
Grant receivable	-	(14,213)
Prepaid expenses	163,962	5,213
Other assets	105,295	(158)
Accounts payable	(21,979)	173,983
Accrued expenses - other liabilities	163,050	(483,925)
Net cash used in operating activities	(2,636,656)	(4,539,399)

Cash flows from investing activities
Equipment purchases	(31,064)	(38,734)
Acquisition of Aquarius, net of cash acquired	-	70,754

Net cash (used in) provided by investing activities	(31,064)	32,020

Cash flows from financing activities:
Issuance of common stock	-	8,522,164
Capital lease liability, net	19,036	-
Net cash provided by financing activities	19,036	8,522,164

Net (decrease) increase in cash and cash equivalents	(2,648,684)	4,014,785
Cash and cash equivalents at beginning of period	3,226,997	2,590,713

Cash and cash equivalents at end of period	$578,313	$6,605,498

Supplemental non-cash financing activities
Stock consideration for Aquarius merger	$-	$2,119,689
Accrued issuance Costs for Private Placement July 2016	$71,805	$-

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

On March 31, 2015 and April 10, 2015, we completed a private placement (“2015 Private Placement”), under which the Company sold an aggregate of 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock (see Note E for additional details) resulting in net proceeds of approximately $8.5 million after offering expenses. On July 29, 2016, we conducted a closing of a private placement offering (“2016 Private Placement”) and issued and sold an aggregate of 880,058 shares (the “Series A Preferred Shares”) of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) resulting in net proceeds to us of approximately $3.8 million, after deducting the placement agent fees described below (see Note J) and other estimated offering expenses.

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

Our lead product candidate using the cochleate delivery technology is MAT2203, an oral formulation of the broad spectrum intravenous(IV)-delivered anti-fungal agent amphotericin B. MAT2203 is under development for serious fungal infections and a single-escalating-dose Phase 1 study with MAT2203 has been completed. The Company is developing MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. The U.S. Food and Drug Administration (FDA) has designated MAT2203 as a Qualified Infectious Disease Product (QIDP) with Fast Track status for the treatment of invasive candidiasis aspergillus. We are developing a pipeline of targeted delivery formulations by applying our cochleate oral delivery technology to a potentially broad array of proven medications, including MAT2501. MAT2501 is an oral cochleate formulation of the broad spectrum intravenous (IV)-delivered aminoglycoside antibiotic called amikacin, which is most often used for treating severe, hospital-acquired infections, including Gram-negative bacterial infections. The Company has an open Investigational New Drug (IND) application for MAT2501. MAT2501 has been granted a QIDP designation and Orphan Drug designation by the U.S. FDA for the treatment of Nontuberculous Mycobacteria (NTM).

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

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2016, the Company had an accumulated deficit of approximately $27.1 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the six months ended June 30, 2016 was approximately $3.9 million and $9.1 million for the year ended December 31, 2015.

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

The Company will need to secure additional capital in order to fund operations and to continue and complete its planned clinical and operational activities related to the product candidates and technologies that the Company recently acquired from Aquarius. The Company can provide no assurances that such additional financing will be available to the Company on acceptable terms, or at all. During the third quarter of 2015, the Company instituted cost deferral and savings measures to preserve its cash. The Company has taken steps to reduce and delay expenses through the timing and monitoring of our preclinical animal programs and as well as reducing professional fees, and compensation expenses in the short term. The Company is anticipating that the existing cash balance on hand at the filing of this form 10Q would be sufficient to meet its operating obligations through January 2017. The Company’s recurring losses from operations, and need for additional funding, raise substantial doubt about its ability to continue as a going concern, and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph on the Company’s financial statements for the year ended December 31, 2015 with respect to this uncertainty.

NOTE C – Summary of Significant Accounting Policies

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

Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

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

The Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash to the extent the funds are not being held for investment purposes.

[4]	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the six months ended June 30, 2016, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

[5]	Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company equipment ranges from three to ten years. Capitalized costs associated with leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining life of the lease.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2016.

Since the Company incurred net operating losses in every tax year since inception, the 2013, 2014 and 2015 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

[7]	Stock-Based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, “Stock Based Compensation” . Stock-based compensation to employees consist of stock options grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

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

The carrying amounts of cash, restricted cash, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

[9]	Basic Net Loss per Common Share

Basic earnings per common share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an antidilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options and warrants, which have been excluded from the diluted loss per share calculation for the six months ended June 30, 2016 and 2015:

	2016	2015

Stock options	8,270,694	6,755,361

Warrants	39,250,000	39,250,000

Total	47,520,694	46,005,361

[10]	Revenue Recognition

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share –based payment award transactions. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operation.

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

In November 2015, the FASB issued ASU 2015-17 “Simplifying the Classification of Deferred Tax Assets and Liabilities.” The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. We have elected to early adopt the provisions of this new standard using a prospective method. As a result, all deferred taxes as of June 30, 2016 are classified as noncurrent in our consolidated balance sheet, while prior periods remain as previously reported. As of June 30, 2016 there are no deferred tax assets.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard was effective for interim and annual periods beginning after December 15, 2015 and does not have a material impact on our financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company is in the process of evaluating the impact of this standard and we do expect this standard to have a material impact on the Company’s consolidated financial position or results of operation.

In May 2014, the FASB issued ASU 2014-09 “Revenue From Contracts with Customers.” This standard specifies how and when an entity will recognize revenue arising from contracts with customers. The ASU is effective beginning after December 15, 2017. The Company will evaluate the adoption of this standard when it generates revenue.

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

The Company's intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. There was no impairment for the three or six months ended June 30, 2016. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the quarter ended June 30, 2016, we assessed goodwill impairment by performing a qualitative test for our reporting unit. During our qualitative review, we considered the Company’s cash position and our ability to obtain additional financing in the near term to meet our operational and strategic goals and substantiate the value of our business. Based on the results of our assessment, it was determined that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill for the quarter ended June 30, 2016.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments in quarter ended June 30, 2016.

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

Pursuant to the terms of the Merger Agreement, we were obligated to issue an aggregate of up to 5,000,000 shares of our common stock at closing, subject to adjustment as set forth in the Merger Agreement. At closing, we issued 4,608,020 shares (the “Closing Shares”) of our common stock as closing consideration. In addition, subject to our right of offset for indemnification claims, we may issue up to an additional 3,000,000 shares (the “Additional Shares”) of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing Aquarius’ proprietary cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing Aquarius’ proprietary cochleate delivery technology. The Company concluded that the contingent share issuance represented equity settled contingent consideration and have recorded the amounts to equity as of December 31, 2015.

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

(c)-The Company allocated the purchase price to the net tangible and intangible assets based upon their estimated fair values at the Merger date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired has been recorded as goodwill including deferred tax liabilities resulting from the tax attributes of the in-process research and development (see Note C 14). In connection with the Aquarius acquisition, the Company made an adjustment as a result of the purchase accounting requirements to reflect a change in the value of the deferred tax liabilities resulting from an adjustment to the Company's effective tax rate, recording a $48,186 reduction to the deferred tax liabilities with an offsetting credit to Goodwill.

(d)- Aquarius issued a note for a loan that was made to a related party. Interest on the note is calculated using the applicable federal rate for midterm loans. Since the note has no specified repayment terms, it is considered a current liability. This note was subsequently paid in full in 2015.

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

In addition, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company granted the Investors certain registration rights which terminated in July 2016.

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

NOTE F – Equipment

Fixed assets, summarized by major category, consist of the following ($ in thousands) for the six months ended June 30, 2016 and year ended December 31, 2015:

	June 30,	December 31,
	2016	2015
Lab equipment	$438	327
Furniture and fixtures	20	20
Capitalized Leased equipment	31	111
Leasehold improvements	7	7
Total	496	465
Less accumulated depreciation and amortization	114	87
Equipment, net	$382	$378

On February 12, 2016, the Company entered in a new 36 month capital lease for lab equipment. The payments under the lease are accounted for as interest and payments under capital lease using 3 year amortization. During the six months ended June 30, 2016 the Company recognized interest expense of $204 associated with the lease payments.

NOTE G – Stock Holders Equity

Warrants

As of June 30, 2016, the Company had outstanding warrants to purchase an aggregate of 39,250,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

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

A summary of equity warrants outstanding as of June 30, 2016 is presented below, all of which are fully vested.

Shares
July 11, 2013 formation of Holdings, 4,000,000 warrants issued, terms 5 years, exercisable at $2.00, including 250,000 warrants sold to Mr. Adam Stern	4,000,000
July 11, 2013 recapitalization of Matinas BioPharma Inc. 1,000,000 warrants issued, terms 5 years, exercisable at $2.00	1,000,000
July and August 2013 completion of Private Placement, 7,500,000 warrants issued, terms 5 years, exercisable at $2.00	7,500,000
July 30, 2013 Placement Agent warrants issued as part of compensation for Private Placement. Terms 5 years, exercisable at $2.00	750,000
July 30, 2013 Placement Agent warrant issued as part of compensation for Private Placement. Terms 5 years exercisable at $1.00	1,500,000
July 30, 2013 500,000 warrants sold to Chairman of Board Mr. Herb Conrad for $20,000. Terms 5 years, exercisable at $2.00 per share	500,000
March 31, 2015 Warrants:
March 31, 2015 first close of Private Placement, 9,875,0000 warrants issued, terms 5 years, exercisable at $0.75	9,875,000
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $0.75	987,500
March 31, 2015, Placement Agent Warrants, 987,500 issued, terms 5 years, exercisable at $ 0.50	987,500
April 10, 2015 Warrants:
April 10, 2015 first close of Private Placement, 10,125,000 warrants issued, terms 5 years, exercisable at $0.75	10,125,000
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.75	1,012,500
April 10, 2015, Placement Agent Warrants, 1,012,500 issued, terms 5 years, exercisable at $0.50	1,012,500

Total Warrants Outstanding at June 30, 2016	39,250,000

NOTE H – Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. The Company currently has 11,828,912 shares of common stock for issuance under the plan.

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its consolidated statements of operations as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Research and Development	$140	$86	$271	$288
General and Administrative	261	315	523	446
Total	$401	$401	$794	$734

The following table contains information about the Company’s stock plan at June 30, 2016:

	Awards Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	11,828,912	9,255,393	*	2,573,519

* includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2015 to June 30, 2016 (number of options in thousands):

		Weighted
	Number of Options	average Exercise Price
Outstanding at December 31, 2015	6,904	$0.93
Granted	1,467	0.43
Exercised	-	-
Forfeited	(100)	0.43
Expired	-	-
Outstanding at June 30, 2016	8,271	$0.85

As of June 30, 2016, the number of vested shares underlying outstanding options was 5,462,288 at a weighted average exercise price of $1.66. The aggregate intrinsic value of in the-money options outstanding as of June 30, 2016 was $1.0 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.79 on June 30, 2016, and the exercise price of options, multiplied by the number of options. As of June 30, 2016, there was $2.3 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 1.06 years.

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

	For the Six Months Ended June 30,
	2016	2015
Volatility	68.38% - 89.15%	91.1%
Risk-free interest rate	1.15% - 1.375%	1.34% - 1.85%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	4.29 – 6.0 years

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

Listed below is a summary of future lease rental payments (including the remainder of 2016) as of June 30, 2016:

Lease
Commitments
2016	92,976
2017	160,012
2018	162,948
2019	165,896
2020	168,220
2021	84,544
Total future minimum lease payments	$834,596

The Company was obligated to provide a security deposit of $300,000 to obtain lease space. This deposit was reduced by $100,000 in 2015 and $100,000 in June 2016, down to $100,000. An additional $50,000 will be received in June 2017.

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

NOTE J – SUBSEQUENT EVENTS

On July 29, 2016, the Company conducted a closing (the “Initial Closing”) of the 2016 Private Placement. In connection with the Initial Closing, the Company entered into definitive subscription agreements (the “Subscription Agreements”) with accredited investors (the “Investors”) and issued an aggregate of 880,058 Series A Preferred Shares at a purchase price of $5.00 per share, for aggregate gross proceeds to the Company of $4.4 million. The Subscription Agreements contain customary representations, warranties and agreements. The net proceeds to the Company from the Initial Closing, after deducting the placement agent fees described below and other estimated offering expenses, were approximately $3.8 million. Certain of our officers and directors, and entities affiliated with such individuals, and affiliates and related parties of the Placement Agent purchased Series A Preferred Shares in this 2016 Private Placement.

In connection with the 2016 Private Placement, on July 26, 2016, the Company filed a Certificate of Designation (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to designate the preferences, rights and limitations of the Series A Preferred Shares. Pursuant to the Certificate of Designations, the Company designated 1,600,000 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. Each Series A Preferred Share is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the number of Series A Preferred Shares to be converted, multiplied by the stated value of $5.00 (the “Stated Value”), divided by the Conversion Price in effect at the time of the conversion (the initial conversion price will be $0.50, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). Each Series A Preferred Share will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series A Preferred Shares; provided however that in the event the Company elects to force automatic conversion pursuant to this clause (i), the conversion date for purposes of calculating the accrued Dividend (as defined below) is deemed to be the third anniversary of the Initial Closing, (ii) three years from the Initial Closing, (iii) the approval of the Company’s MAT2203 product candidate by the U.S. Food and Drug Administration or the European Medicines Agency (the “Regulatory Approval”) or (iv) the Regulatory Approval of the Company’s MAT2501 product candidate. Pursuant to the Certificate of Designations, the Series A Preferred Shares will accrue dividends at a rate of 8.0% per year, payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. The Series A Preferred Shares will vote on an as converted basis with the Company’s common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Shares will be entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

The Series A Preferred Shares include the right, as a group, to receive: (i) 3%, and up to 4.5% (depending on the final size of the offering) of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, and (ii) 5%, and up to 7.5% (depending on the final size of the offering) of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”). The royalty will be payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be located to the holders based on their pro rata ownership of vested Series A Preferred Shares. The royalty rights that are part of the Series A Preferred Shares will vest, in equal thirds, upon each of the first, second and third anniversary dates of the Initial Closing (each a “Vesting Date”); provided however, if the Series A Preferred Shares automatically convert into common stock prior to the 36 month anniversary of the Initial Closing, then the royalty rights that are part of the outstanding Series A Preferred Shares shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Shares are purchased after the Initial Closing, the vesting periods for the royalty rights that are part of the Series A Preferred Shares shall still be based on the Vesting Dates. During the first 36 months following the Initial Closing, the right to receive a royalty will follow the Series A Preferred Shares. Each investor in the 2016 Private Placement should be aware that in the event such investor transfers any of its Series A Preferred Shares, the transferee of such shares will thereafter have the right to receive any royalty payments related to the Series A Preferred Shares it received, including with respect to royalty rights that vested on prior to the date on which the transferee receives the shares, and the transferring investor will thereafter no longer have any right to receive any royalty payment in respect of the Series A Preferred Shares it transferred.

The Company entered into a Placement Agency Agreement with a registered broker dealer, which acted as the Company’s exclusive placement agent (the “Placement Agent”) for the 2016 Private Placement. Pursuant to the terms of the Placement Agency Agreement, in connection with the Initial Closing, the Company paid the Placement Agent an aggregate cash fee of $440,029 and non-accountable expense allowance of $132,008.70 and will issue to the Placement Agent or its designees warrants to purchase 88,006 shares of Common Stock at an exercise price of $0.50 per share. The warrants provide for a cashless exercise feature and are exercisable for a period of five years from the date of closing. We have also agreed to pay the Placement Agent similar cash and warrant compensation with respect to, and based on, any individual or entity that the Placement Agent solicits interest from in connection with this 2016 Private Placement, excluding existing stockholders of the Company and certain other specified investors, who subsequently invests in us at any time prior to the date that is twelve (12) months following the final Closing of this offering. In addition, we entered into a three year, non-exclusive finder’s fee agreement with the Placement Agent providing that if the Placement Agent shall introduce us to a third party that consummates certain types of transactions with our Company, such as business combinations, joint ventures and licensing arrangements, then the Placement Agent will be paid a finder’s fee, payable in cash at the closing of such transaction, equal to (a) 5% of the first $1,000,000 of the consideration paid in such transaction; plus (b) 4% of the next $1,000,000 of the consideration paid in such transaction; plus (c) 3% of the next $5,000,000 of the consideration paid in the such transaction; plus (d) 2.5% of any consideration paid in such transaction in excess of $7,000,000.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us.   These factors include, but are not limited to:

·	our ability to raise additional capital to fund our operations and to develop our product candidates;

·	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

·	our limited operating history;

·	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

·	our ability to realize the anticipated benefits of certain cost-savings measures we recently implemented;

·	our dependence on product candidates, which are still in an early development stage;

·	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

·	our ability to manufacture GMP (Good Manufacturing Practices) batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

·	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

·	our dependence on third-parties, including third-parties to manufacture and third-party CROs (Clinical Research Organizations) including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

·	our ability to maintain or protect the validity of our patents and other intellectual property;

·	our ability to retain key executive members;

·	our ability to internally develop new inventions and intellectual property;

·	interpretations of current laws and the passages of future laws;

·	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval;

·	acceptance of our business model by investors;

·	the accuracy of our estimates regarding expenses and capital requirements;

·	our ability to adequately support growth; and

·	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Currently, we are focused on the anti-infectives market and on drug candidates which demonstrate the value and innovation associated with our unique delivery technology platform. We believe initially focusing on the anti-infectives market has distinct advantages for the development of products which meet significant unmet medical need, including:

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

We are a clinical stage company and have generated $135,000 and $0 in contract research revenues during the six months ended June 30, 2015 and the six months ended June 30, 2016, respectively. These contract research revenues ended during 2015 and we do not anticipate any revenues during the remainder of 2016. We have incurred losses for each period from inception. Our net loss was approximately $3.9 million and $5.0 million for the six months ended June 30, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and MAT2501 and any other product candidates we choose to develop based upon our platform technology. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We generated Contract Research Revenue in the amount of $135,000 for the six months ended June 30, 2015 versus zero in the same period of 2016. This revenue is directly related to contracts which our subsidiary Aquarius had with the National Institutes of Health (NIH). These contracts were related to work being done on MAT2203 and MAT2501. These contracts ended in 2015 and we expect no additional revenue in 2016 unless we enter into a new revenue arrangement.

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

The table below summarizes our direct research and development expenses for our product candidates for the six months ended June 30, 2016 and 2015. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$39	$249
Preclinical trails	13	157
Clinical development	310	1,108
Regulatory	39	107
Internal staffing, overhead and other	1,163	1,182
Total research and development	$1,564	$2,803

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

Consistent with the cost deferral and savings measures we implemented recently, we expect our R&D expenses to remain relatively flat or slightly increase in the near term. We will control our R&D expenses through the timing and monitoring of our preclinical animal programs, for the near term. In the longer term, we expect R&D expenses to increase as we implement our development programs.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, communication expenses, and professional fees for legal, patent review, consulting and accounting services. General and Administrative expenses were $2.3 million as compared to $2.3 million for the six months ended June 30, 2016 and 2015 respectively.

We anticipate that our general and administrative expenses will be flat throughout 2016 due to the implementation of a cost savings steps, offset by increased expenses related to our status as a publicly traded company, including expenses in support of compliance with the requirements of Section 404 of the Sarbanes Oxley Act.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the six months ended June 30, 2016 and 2015 and to re-measure stock options issued to consultants.

	For the Six Months Ended June 30,
	2016	2015
Volatility	68.38% - 89.15%	91.1%
Risk-free interest rate	1.15% - 1.375%	1.34% - 1.85%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	4.29 - 6.0 years

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees for the six months ended June 30, 2016 and 2015 was $0.8 million and $0.5 million, respectively. As of June 30, 2016, we had $2.3 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.1 years.  In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the six months ended June 30 ($ in thousands) as follows:

	2016	2015
General and administrative	$271	$288
Research and development	523	446
Total	$794	$734

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of June 30, 2016, there were 2,573,519 shares of our common stock available for issuance under the Plan.

As of June 30, 2016, we had outstanding options to purchase an aggregate of 8,270,694 shares of our common stock with a weighted average exercise price of $0.85. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at June 30, 2016. The total intrinsic value of options outstanding and vested at June 30, 2016 was $1.0 million.

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

Results of Operations ($ in Thousands)

Comparison of Three Months Ended June 30, 2016 and 2015.

			Increase
	2016	2015	(Decrease)

Revenues	$-	77	(77)

Cost and expenses:
Research and development	$642	$1,355	$(713)
General and administrative	978	1,124	(146)
Total cost and expenses	$1,620	$2,479	$(859)

Revenues. Revenue for the three months ended June 30, 2016 was $0, compared to $77,000 for the prior period. Revenue consists of revenue earned under the National Institutes of Health grants for MAT2203 and MAT2501. These grants ended in 2015 and we do not anticipate any revenue for the remainder of 2016

Research and Development expenses. Research and Development expense for the three months ended June 30, 2016 decreased $713,000 compared to the prior year period. This decrease is primarily due to a decrease in spending on clinical studies, associated with MAT9001. In the longer term, we expect R&D expenses to increase as we implement our development programs.

General and Administrative expenses. General and Administrative expenses for the three month period ending June 30, 2016 were $978,000 a decrease of $ 146,000, due to cost saving measures instituted in late 2015.

Comparison of Six Months Ended June 30, 2016 and 2015.

			Increase
	2016	2015	(Decrease)

Revenues	$-	135	(135)

Cost and expenses:
Research and development	$1,564	$2,803	$(1,239)
General and administrative	2,293	2,302	(9)
Total cost and expenses	$3,857	$5,105	$(1,248)

Revenues. Revenue for the six months ended June 30, 2016 was zero, compared to $134,636 for the six months ended June 30, 2015. Revenue consists of revenue earned under the National Institutes of Health grants for MAT2203 and MAT2501. These grants ended in 2015 we do not anticipate any revenue for the remainder of 2016.

Research and Development expenses. Research and Development expense for the six months ended June 30, 2016 decreased $1.2 million compared to the prior year period. This decrease is primarily due to a decrease in spending on clinical studies, associated with MAT9001. In the longer term, we expect R&D expenses to increase as we implement our development programs.

General and Administrative expenses. General and Administrative expenses for the six month period ending June 30, 2016 were $2.3 million, essentially flat when compared to the prior period, due to cost saving measures instituted in late 2015 offsetting an increase in marketing studies prepared for our primary development products.

Sources of Liquidity

We have funded our operations since inception through private placements of our equity instruments, most recently through unit offerings of our common stock and common stock warrants. As of June 30, 2016, we have raised approximately $22 million in net proceeds from sales of our equity securities.

As of June 30, 2016, we had cash totaling $0.6 million.

2015 and 2016 Private Placements

In March and April 2015, we completed the 2015 Private Placement, under which we sold an aggregate of 20,000,000 shares of our common stock and warrants to purchase an aggregate of 20,000,000 shares of our common stock at an exercise price of $0.75 per share. The gross proceeds to us from the 2015 Private Placement were $10.0 million (see Note E, for additional information).

In July 2016, we conducted a closing for a private placement of our preferred stock. See Note J – Subsequent Events for additional information.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Six months ended June 30,
	2016	2015
Cash used in operating activities	$(2,637)	$(4,539)
Cash (used in) provided by investing activities	(31)	32
Cash provided by financing activities	19	8,522
Net (decrease) increase in cash	$(2,649)	$4,015

Operating Activities

We have incurred significant costs in the area of research and development, including manufacturing, analytical, regulatory and clinical development costs and costs associated with being a public company. Net cash used in operating activities was approximately $2.6 million for the six months ended June 30, 2016 and $4.5 million for the six months ended June 30, 2015.

Investing Activities

Net cash used in investing activities was $31,063 for the six months ended June 30, 2016 for equipment purchases and Net cash provided was $32,020 for the six months ended June 30, 2015. The cash provided in investing activities in 2015 was primarily the result of equipment purchases offset by cash acquired from the acquisition of Aquarius.

Financing Activities

Net cash provided by financing activities was $19,036 for the six months ended June 30, 2016 for equipment lease costs. The cash provided by financing activities for the six months ended June 30, 2015 was due to net proceeds of $8,522,164 received from the closing of our 2015 Private Placement.

Funding Requirements and Other Liquidity Matters

MAT2203 and MAT2501 are still in development stages. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	initiate our planned Phase 2a clinical trials of MAT2203, our lead product candidate;

•	initiate and continue the research and development of our other product candidates and potential product candidates, including MAT2501;

•	seek to discover and develop additional product candidates using our cochleate lipid-crystal delivery technology platform;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash and cash equivalents (including the net proceeds from the private placement closing in July 2016) will only be sufficient to fund our operating expenses and capital expenditures requirements through the January 2017 period (see footnote J – Subsequent Events). We will need additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT2203 and MAT2501, and potentially conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have based this estimate on assumptions that may prove to be wrong in the future, and we may use our available capital resources sooner than we currently expect. Unless we obtain additional financing, there is substantial doubt we can continue as a going concern.

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

Contractual Obligations and Commitments

The disclosures relating to our future contractual obligations reported in our annual report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 30, 2016 have not materially changed since we filed the report.

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

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2016, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: August 15, 2016	Roelof Rongen
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: August 15, 2016	Gary Gaglione
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

3.2	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission.

3.3	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

*31.1	Certification of President and Chief Executive Officer
*31.2	Certification of Interim Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

- 34 -