Form 10-Q
period 2016-09-30
Matinas BioPharma Holdings, Inc.
filed 2016-11-14
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-193455

MATINAS BIOPHARMA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 46-3011414
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

As of November 11, 2016, 58,048,412 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2016

 i

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016 (Unaudited)	2015 (Audited)

ASSETS

CURRENT ASSETS

Cash	$6,219,641	$3,226,997

Restricted cash	55,583	100,326

Prepaid expenses	254,005	231,797

Total current assets	6,529,229	3,559,120

Equipment - net	368,822	377,723

In-process research and development	3,017,377	3,017,377

Goodwill	1,336,488	1,336,488

Other assets, including long term security deposit	54,844	115,370

TOTAL ASSETS	$11,306,760	$8,406,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$209,463	$497,842
Note payable	188,873	–
Accrued expenses	941,334	610,206
Deferred rent liability	11,226	9,225
Lease liability	9,743	11,261

Total current liabilities	1,360,639	1,128,534

LONG TERM LIABILITIES

Deferred tax liability	1,205,141	1,205,141
Lease liability - net of current portion	19,004	–

TOTAL LIABILITIES	2,584,784	2,333,675

STOCKHOLDERS' EQUITY

Convertible preferred stock, stated value $5.00 per share, 1,600,000 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively (liquidation preference – $12,393,809 at September 30, 2016) Net of issuance costs.	6,086,350	–

Common stock par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 57,919,709 issued and outstanding as of September 30, 2016; 57,180,148 issued and outstanding as of December 31, 2015	5,793	5,719

Additional paid in capital	35,917,737	29,253,848

Accumulated deficit	(33,287,904)	(23,187,164)

Total stockholders' equity	8,721,976	6,072,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,306,760	$8,406,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenue:
Contract research revenue	$-	$59,858

Costs and Expenses:
Research and development	835,308	879,196
General and administrative	999,803	1,339,430

Total costs and expenses	1,835,111	2,218,626

Loss from operations	(1,835,111)	(2,158,768)

Other income/(expense), net	(3,325)	4,143

Net loss	$(1,838,436)	$(2,154,625)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(4,393,809)	-

Net loss attributable to common shareholders	$(6,232,245)	$(2,154,625)

Net loss available for common shareholders per share - basic and diluted	$(0.11)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	57,628,917	56,970,295

	Nine Months Ended September 30
	2016	2015
Revenue:
Contract research revenue	$-	$194,494

Costs and Expenses:
Research and development	2,399,595	3,682,336
General and administrative	3,293,233	3,641,337
Total costs and expenses	5,692,828	7,323,673

Loss from operations	(5,692,828)	(7,129,179)

Other expense, net	(14,103)	(88)

Net loss	$(5,706,931)	$(7,129,267)

Convertible preferred stock beneficial conversion feature accreted as a dividend	(4,393,809)	-

Net loss attributable to common shareholders	$(10,100,740)	$(7,129,267)

Net loss available for common shareholders per share - basic and diluted	$(0.18)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	57,505,788	49,574,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended
	September,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,706,931)	$(7,129,267)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	39,965	32,658
Deferred rent	2,001	8,232
Share based compensation expense	1,274,108	1,165,550
Common stock issued in lieu of bonus	-	63,000
Changes in operating assets and liabilities, net of amounts acquired:
Grant receivable	-	(34,166)
Prepaid expenses	240,116	(221,986)
Other assets	105,269	(238)
Accounts payable	(288,379)	(289,471)
Accrued expenses - other liabilities	331,127	(292,048)
Net cash used in operating activities	(4,002,724)	(6,697,736)

Cash flows from investing activities:
Equipment purchases	-	(53,247)
Acquisition of Aquarius, net of cash acquired	-	70,754
Net cash provided by investing activities	-	17,507

Cash flows from financing activities:
Payment of contingent consideration	-	(61,945)
Proceeds from preferred stock issued for cash	8,000,000	-
Preferred stock issuance cost	(1,157,603)	-
Proceeds from common stock issued for cash	-	10,000,000
Common stock issuance cost	-	(1,485,781)
Proceeds from exercise of warrants	240,000	-
Payment capital lease liability	(13,578)	-
Payment of note payable	(73,451)	-
Net cash provided by financing activities	6,995,368	8,452,274

Net increase in cash	2,992,644	1,772,045
Cash at beginning of period	3,226,997	2,590,713

Cash at end of period	$6,219,641	$4,362,758

Supplemental non-cash financing and investing activities:
Stock consideration for Aquarius merger	-	$2,119,689
Deemed dividend for convertible preferred stock beneficial conversion feature	$4,393,809	-
Fair value of placement agent warrants as an issuance cost	$756,047	-
Note Payable for insurance premiums	$262,324	-
Equipment acquired under capital leases	$31,064	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Tabular dollars and shares in thousands, except per share data)

NOTE A – Nature of Business

[1]	Corporate History

Matinas BioPharma Holdings Inc. (“Holdings”) is a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc. (“BioPharma”) and Matinas BioPharma Nanotechnologies, Inc. (“Nanotechnologies,” formerly known as Aquarius Biotechnologies Inc.), its operating subsidiaries (“Aquarius”, and together with “Holdings” and “BioPharma”, “the Company” or “we” or “our” or “us”). The Company is a development stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products.

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

On March 31, 2015 and April 10, 2015, we completed a private placement (“2015 Private Placement”), under which the Company sold an aggregate of 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock resulting in net proceeds of approximately $8.5 million after offering expenses.

In the third quarter of 2016, we concluded a private placement offering (“2016 Private Placement”) and issued and sold an aggregate of 1,600,000 shares (the “Series A Preferred Shares”) of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which are convertible into 16,000,000 shares of common stock based on the current conversion price, resulting in net proceeds to us of approximately $6.8 million, after deducting the placement agent fees described in Note E and other estimated offering expenses.

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

Our lead product candidate using the cochleate delivery technology is MAT2203, an oral formulation of the broad spectrum intravenous(IV)-delivered anti-fungal agent amphotericin B. MAT2203 is under development for serious fungal infections and a single-escalating-dose Phase 1 study with MAT2203 has been completed. The Company is developing MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. The U.S. Food and Drug Administration (FDA) has designated MAT2203 as a Qualified Infectious Disease Product (QIDP) with Fast Track status for the treatment of invasive candidiasis, the treatment of aspergillosis and the prophylaxis of invasive fungal infections due to immunosuppressive therapy. MAT2203 is currently being studied in a Phase 2a trial conducted by the NIH. Recently, we dosed the first patient in this study and, assuming the NIH neets the anticipated clinical timelines, data is expected in the first half of 2017. In addition to the Phase 2a trial, we will commence a second Phase 2 trial of MAT2203 in patients with vulvovaginal candidiasis in the fourth quarter of 2016, with data expected later in the first half of 2017. We are developing a pipeline of targeted delivery formulations by applying our cochleate oral delivery technology to a potentially broad array of proven medications, including MAT2501. MAT2501 is an oral cochleate formulation of the broad spectrum intravenous (IV)-delivered aminoglycoside antibiotic called amikacin, which is most often used for treating severe, hospital-acquired infections, including Gram-negative bacterial infections. The Company has an open Investigational New Drug (IND) application for MAT2501. MAT2501 has been granted a QIDP designation and Orphan Drug designation by the U.S. FDA for the treatment of Nontuberculous Mycobacteria (NTM). We plan to commence a Phase 1 study of MAT2501 in healthy volunteers during the fourth quarter of 2016, with data expected during the first half of 2017.

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

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2016, the Company had an accumulated deficit of approximately $35 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the nine months ended September 30, 2016 was approximately $5.7 million and $7.1 million for the year ended December 31, 2015.

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

The Company will need to secure additional capital in order to fund operations and to continue and complete its planned clinical and operational activities related to the product candidates and technologies that the Company recently acquired from Aquarius (now known as Matinas BioPharma Nanotechnologies, Inc.). The Company can provide no assurances that such additional financing will be available to the Company on acceptable terms, or at all. During the third quarter of 2015, the Company instituted cost deferral and savings measures to preserve its cash. The Company has taken steps to reduce and delay expenses through the timing and monitoring of our preclinical animal programs and as well as reducing professional fees, and compensation expenses in the short term. The Company is anticipating that the existing cash balance on hand at the filing of this form 10Q would be sufficient to meet its operating obligations into April 2017. The Company’s recurring losses from operations, and need for additional funding, raise substantial doubt about its ability to continue as a going concern, and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph on the Company’s financial statements for the year ended December 31, 2015 with respect to this uncertainty.

NOTE C – Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Matinas BioPharma Holdings Inc. (“Holdings”) and its wholly owned subsidiaries, Matinas BioPharma, Inc. and Matinas BioPharma Nanotechnologies, Inc. (formerly Aquarius Biotechnologies, Inc.) the operational subsidiaries of Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

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

Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

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

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the nine months ended September 30, 2016, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

[5]	Equipment

Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company equipment ranges from three to ten years. Capitalized costs associated with leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining life of the lease.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on an audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2016.

[7]	Stock-Based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, “Stock Based Compensation”. Stock-based compensation to employees consist of stock options grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, “Equity-Based Payments to Non-Employees” based upon the fair-value of the underlying instrument. The equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

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

Basic earnings per common share is computed as net loss available for common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, preferred stock and warrants would have an antidilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation for the nine months ended September 30, 2016 and 2015:

	2016	2015

Stock options	8,320,694	7,078,694

Preferred Stock	16,000,000	—

Warrants	40,517,500	39,250,000

Total	64,838,194	46,328,694

[10]	Revenue Recognition

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

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2018 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently in the process of assessing the impact of this standard but does not believe the adoption will have a material impact on the Company's consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09 “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share–based payment award transactions. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company is in the process of evaluating the impact of this standard but does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operation.

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

In November 2015, the FASB issued ASU 2015-17 “Simplifying the Classification of Deferred Tax Assets and Liabilities.” The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. We have elected to early adopt the provisions of this new standard using a prospective method. As a result, all deferred taxes as of September 30, 2016 and December 31, 2015 are classified as noncurrent in our consolidated balance sheet, while prior periods remain as previously reported. As of September 30, 2016 there are no deferred tax assets.

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

The Company's intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. There was no impairment for the three or nine months ended September 30, 2016. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the quarter ended September 30, 2016, we assessed goodwill impairment by performing a qualitative test for our reporting unit. During our qualitative review, we considered the Company’s cash position and our ability to obtain additional financing in the near term to meet our operational and strategic goals and substantiate the value of our business. Based on the results of our assessment, it was determined that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill for the quarter ended September 30, 2016.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments in quarter ended September 30, 2016.

[15]	Beneficial Conversion Feature of Convertible Preferred Stock

The Company accounts for the beneficial conversion feature on its convertible preferred stock in accordance with ASC 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature (“BCF”) of convertible preferred stock is normally characterized as the convertible portion or feature that provides a rate of conversion that is below market value or in-the-money when issued. We record a BCF related to the issuance of convertible preferred stock when issued. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

To determine the effective conversion price, we first allocate the proceeds received to the convertible preferred stock and then use those allocated proceeds to determine the effective conversion price. If the convertible instrument is issued in a basket transaction (i.e., issued along with other freestanding financial instruments), the proceeds should first be allocated to the various instruments in the basket. Any amounts paid to the investor when the transaction is consummated (e.g., origination fees, due diligence costs) represent a reduction in the proceeds received by the issuer. The intrinsic value of the conversion option should be measured using the effective conversion price for the convertible preferred stock on the proceeds allocated to that instrument. The effective conversion price represents proceeds allocable to the convertible preferred stock divided by the number of shares into which it is convertible. The effective conversion price is then compared to the per share fair value of the underlying shares on the commitment date.

The accounting for a BCF requires that the BCF be recognized by allocating the intrinsic value of the conversion option to additional paid-in capital, resulting in a discount on the convertible preferred stock. This discount should be accreted from the date on which the BCF is first recognized through the earliest conversion date for instruments that do not have a stated redemption date. The intrinsic value of the BCF is recognized as a deemed dividend on convertible preferred stock over a period specified in the guidance.

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

The transaction was accounted for as a business combination, and accordingly the Company has included the results of operations of Aquarius subsequent to the January 29, 2015 closing date. The transaction resulted in a significant amount of in-process research and development, goodwill and deferred tax liability on the balance sheet. There were no changes to the recorded amounts in 2016.

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

Deferred income taxes arising from basis differences of tax aspects of in-process research and development from the transaction amounted to $ 1.2 million as indicated on the Consolidated Balance Sheet.

NOTE E – 2016 Private Placement Funding

In July, August and September 2016, we conducted closings for a private placement, or the “2016 Private Placement,” pursuant to which we sold to accredited investors an aggregate of 1,600,000 Series A Preferred Shares, which are convertible into 16,000,000 shares of common stock based on the current conversion price, at a purchase price of $5.00 per share, for aggregate gross proceeds to the Company of $8.0 million (see note G for additional information about Preferred Stock)

We entered into a Placement Agency Agreement with Aegis Capital Corp. pursuant to which Aegis acted as our exclusive placement agent for the 2016 Private Placement. Immediately prior to the 2016 Private Placement, the Placement Agent and its affiliates beneficially owned an aggregate of more than 10% of our outstanding equity securities. In addition, Adam Stern, Head of Private Equity Banking at Aegis, is a member of our board of directors. Pursuant to the terms of the Placement Agency Agreement, in connection with the 2016 Private Placement, we paid the Placement Agent an aggregate cash fee of $800,000 and a non-accountable expense allowance of $240,000 and have issued to the Placement Agent warrants to purchase 1,600,000 shares of common stock at $0.50 per share. These warrants are equity classified and accounted for as preferred stock issuance cost within equity. The warrants provide for a cashless exercise feature and are exercisable for a period of five years from the date of closing. We have also agreed to pay the Placement Agent similar cash and warrant compensation with respect to, and based on, any individual or entity that the Placement Agent solicits interest from in connection with this Offering, excluding existing stockholders of the Company and certain other specified investors, who subsequently invests in us at any time prior to the date that is twelve (12) months following the final Closing of this Offering. In addition, we entered into a three year, non-exclusive finder’s fee agreement with the Placement Agent providing that if the Placement Agent shall introduce us to a third party that consummates certain types of transactions with our Company, such as business combinations, joint ventures and licensing arrangements, then the Placement Agent will be paid a finder’s fee, payable in cash at the closing of such transaction, equal to (a) 5% of the first $1,000,000 of the consideration paid in such transaction; plus (b) 4% of the next $1,000,000 of the consideration paid in such transaction; plus (c) 3% of the next $5,000,000 of the consideration paid in the such transaction; plus (d) 2.5% of any consideration paid in such transaction in excess of $7,000,000.

NOTE F – Equipment

Fixed assets, summarized by major category, consist of the following ($ in thousands) for the nine months ended September 30, 2016 and year ended December 31, 2015:

	September 30,	December 31,
	2016	2015
Lab equipment	$438	327
Furniture and fixtures	20	20
Equipment under capital lease	31	111
Leasehold improvements	7	7
Total	496	465
Less accumulated depreciation and amortization	127	87
Equipment, net	$369	$378

On February 12, 2016, the Company entered in a new 36 month capital lease for lab equipment. The payments under the lease are accounted for as interest and payments under capital lease using 3 year amortization. During the nine months ended September 30, 2016 the Company recognized interest expense of $1,353 associated with the lease payments.

NOTE G – Stock Holders Equity

Preferred Stock

In accordance with the Certificate of Incorporation, there are 10,000,000 authorized preferred shares at a par value of $ 0.001. In connection with the 2016 Private Placement, on July 26, 2016, the Company filed a Certificate of Designation (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to designate the preferences, rights and limitations of the Series A Preferred Shares. Pursuant to the Certificate of Designations, the Company designated 1,600,000 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock.

Conversion:

Each Series A Preferred Share is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the number of Series A Preferred Shares to be converted, multiplied by the stated value of $5.00 (the “Stated Value”), divided by the Conversion Price in effect at the time of the conversion (the initial conversion price will be $0.50, subject to adjustment in the event of stock splits, stock dividends, and fundamental transactions). Based on the current conversion price, the Series A Preferred Stock is convertible into 16,000,000 shares of common stock. A fundamental transaction means: (i) our merger or consolidation with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, or (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property. Each Series A Preferred Share will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series A Preferred Shares; provided however that in the event the Company elects to force automatic conversion pursuant to this clause (i), the conversion date for purposes of calculating the accrued Dividend (as defined below) is deemed to be the July 29, 2019, which is third anniversary of the Initial Closing, (ii) three years from the Initial Closing, (iii) the approval of the Company’s MAT2203 product candidate by the U.S. Food and Drug Administration or the European Medicines Agency (the “Regulatory Approval”) or (iv) the Regulatory Approval of the Company’s MAT2501 product candidate.

Beneficial Conversion Feature- Series A Preferred Stock (deemed dividend):

Each share of Series A Preferred Stock is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $0.50 per share. On July 29, 2016, August 16, 2016, and September 12, 2016, the date of issuances of the Series A, the publicly traded common stock prices were $0.67, $0.70, and $1.00 per share, respectively.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series A preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series A was approximately $4.4 million. The beneficial conversion amount of approximately $4.4 million was then accreted back to the preferred stock as a deemed dividend and charged to accumulate deficit as the conversion rights were 100% effective at the time of issuance.

Liquidity Value and Dividends:

Pursuant to the Certificate of Designations, the Series A Preferred Shares accrue dividends at a rate of 8.0% per year, payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends which have been earned but not declared through September 30, 2016 are approximately $50 thousand. The Series A Preferred Shares vote on an as converted basis with the Company’s common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Royalty:

The Series A Preferred Shares include the right, as a group, to receive: (i) 4.5% of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, and (ii) 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”). The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Shares. The royalty rights that are part of the Series A Preferred Shares will vest, in equal thirds, upon each of the July 29, 2017, July 29, 2018, and July 29, 2019, which are the first, second and third anniversary dates of the Initial Closing, (each a “Vesting Date”); provided however, if the Series A Preferred Shares automatically convert into common stock prior to the 36 month anniversary of the initial closing, then the royalty rights that are part of the outstanding Series A Preferred Shares shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Shares are purchased after the initial closing, the vesting periods for the royalty rights that are part of the Series A Preferred Shares shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the right to receive a royalty will follow the Series A Preferred Shares; after July 29, 2019 the royalty payment rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. The Company believes that such rights are not separable free standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of the royalty rights in future periods. As of September 30, 2016, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

Classification:

These Series A Preferred Shares are classified within permanent equity on the Company’s condensed consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Warrants

As of September 30, 2016, the Company had outstanding warrants to purchase an aggregate of 40,517,500 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

The Warrants are exercisable immediately upon issuance and have a five-year term. The Warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. The exercise price and the number of warrant shares purchasable upon the exercise of the Investor Warrants (as opposed to Placement Agent Warrants) are subject to adjustment upon the occurrence of certain events, which include stock dividends, stock splits, combinations and reclassifications of the Company capital stock or similar “organic changes” to the equity structure of the Company (see Warrant table below). Accordingly, pursuant to ASC 815, the warrants are classified as equity.

The Company may call the Warrants, other than the Placement Agent Warrants, at any time the common stock trades above $5.00 (for 13 million warrants issued in 2013) or above $ 3.00 (for 20 million warrants issued in 2015) for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the Warrants, provided that the Warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the Investor Warrants for redemption, if it also calls all other Warrants for redemption on the terms described above. The Placement Agent Warrants do not have a redemption feature. The Placement Agent warrants may be exercised on a “cashless” basis. Such term is a contingent feature and within the control of the Company, therefore does not require liability classification.

A summary of equity warrants outstanding as of September 30, 2016 is presented below, all of which are fully vested.

Shares
Total Warrants Issued through December 31, 2015	39,250,000
2016 Warrant activity:
September 12, 2016, Placement Agent Warrants, 1,600,000 issued, terms 5 years, exercisable at $0.50	1,600,000
September, 2016, exercised Investor Warrants at $0.75	(320,000)
September, 2016, exercised Placement Agent Warrants at $0.50 (cashless exercise)	(6,250)
September, 2016, exercised Placement Agent Warrants at $0.75 (cashless exercise)	(6,250)

Total Warrants Outstanding at September 30, 2016	40,517,500

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its consolidated statements of operations as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Research and Development	$212	$122	$483	$410
General and Administrative	268	372	791	818
Total	$480	$494	$1,274	$1,228

The following table contains information about the Company’s stock plan at September 30, 2016:

Awards
	Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	11,828,912	9,305,393	*	2,523,519

* includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2015 to September 30, 2016 (number of options in thousands):

		Weighted
	Number of	average
	Options	Exercise Price
Outstanding at December 31, 2015	6,904	$0.93
Granted	1,581	0.41
Exercised	-	-
Forfeited	(100)	0.43
Cancelled	(64)	0.94
Expired	-	-
Outstanding at September 30, 2016	8,321	$0.85

As of September 30, 2016, the number of vested shares underlying outstanding options was 6,079,258 at a weighted average exercise price of $1.96. The aggregate intrinsic value of in the-money options outstanding as of September 30, 2016 was $6.3 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $1.60 on September 30, 2016, and the exercise price of options, multiplied by the number of options. As of September 30, 2016, there was $2.2 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 0.8 years.

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

	For the Nine months Ended September 30,
	2016	2015
Volatility	44.72% - 89.15%	77.1% - 77.3%
Risk-free interest rate	1.14% - 1.42%	1.56% - 1.72%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	4.04 - 6.0 years

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

Listed below is a summary of future lease rental payments (including the remainder of 2016) as of September 30, 2016:

Lease
Commitments
2016	$46,488
2017	160,012
2018	162,948
2019	165,896
2020	168,220
2021	84,544
Total future minimum lease payments	$788,108

The Company was obligated to provide a security deposit of $300,000 to obtain lease space. This deposit was reduced by $100,000 in 2015 and $100,000 in June 2016, down to $100,000. An additional $50,000 will be reduced in June 2017.

Through our acquisition of Matinas BioPharma Nanotechnologies, Inc. (formerly known as Aquarius Biotechnologies Inc.), we acquired a license from Rutgers University for the cochleate delivery technology. The Amended and Restated Exclusive License Agreement between Aquarius and Rutgers, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) provides for, among other things, (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement.

In July 2016, the Company entered into a Finance Agreement in the amount of $262,324, to fund the premium payments for the Director and Officer Liability policy. The term of this agreement is 10 months, ending May 30, 2017. Monthly payments including interest at 3.25% are $23,962.

As discussed in Note G, the Series A Preferred Stock holders have “Royalty Payment Rights” with regards to MAT2203 and/or MAT2501. Pursuant to the terms of the Certificate of Designations for our outstanding Series A Preferred Stock, we may be required to pay, subject to certain vesting requirements, in the aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designation) from MAT 2203 and/or MAT 2501, subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations) from MAT2203 and/or MAT2501, subject in all cases to a cap of $10 million per calendar year. Our obligation to pay such royalty will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us.   These factors include, but are not limited to:

•	our ability to raise additional capital to fund our operations and to develop our product candidates;

•	our ability to raise additional capital, in light of the significant number of shares issuable upon conversion of our Series A Preferred Stock (including paying dividends in the form of common stock), upon exercise of outstanding warrants and options and upon achievement of certain milestones pursuant to the Matinas BioPharma Nanotechnologies, Inc. acquisition agreement;

•	our obligation to pay royalties to holders of our Series A Preferred Stock;

•	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

•	our limited operating history;

•	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

•	our ability to realize the anticipated benefits of certain cost-savings measures;

•	our dependence on product candidates, which are still in an early development stage;

•	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

•	our ability to manufacture GMP (Good Manufacturing Practices) batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

•	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

•	our dependence on third-parties, including third-parties to manufacture and third-party CROs (Clinical Research Organizations) including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements;

•	our ability to adequately support growth; and

•	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Overview

We are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum therapeutics for the treatment of serious and life-threatening infections. We are developing a pipeline of product and development candidates, with an initial focus on serious fungal and bacterial infections. On January 29, 2015, we completed the acquisition of Aquarius Biotechnologies Inc., whose name was subsequently changed to Matinas BioPharma Nanotechnologies, Inc. (referred to as the “2015 Merger” throughout this document), a New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid crystal drug delivery platform called “cochleate delivery technology.”

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

We currently have two clinical-stage products designed for the treatment of infectious disease. Our lead product candidate is MAT2203, a novel oral formulation of a broad spectrum anti-fungal drug called amphotericin B which uses our cochleate delivery technology. We are initially developing MAT2203 for the treatment of Candida infections as well as the prophylaxis, or prevention, of invasive fungal infections (IFIs) due to immunosuppressive therapy. A Phase 1a study has been completed and demonstrated that MAT2203 was generally well tolerated at all dosage levels with no serious adverse events reports and no laboratory or renal function abnormalities observed. We are currently screening and enrolling patients in a Phase 2a study of MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. In the third quarter of 2016, the NIH commenced dosing patients in this Phase 2a study and, assuming the NIH meets the anticipated clinical timelines, we anticipate announcing results of this study during the first half of 2017. In addition to the Phase 2a trial being conducted by the NIH, we expect to commence an additional Phase 2 study of MAT2203 in patients with vulvovaginal candidiasis in the fourth quarter of 2016, with results expected later in the first half of 2017.

Our second clinical stage product candidate is MAT2501, an orally administered, encochleated formulation of the broad spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tubercular mycobacterial infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. Currently, amikacin cannot be absorbed enterally and must be given by intravenous, intramuscular or nebulization routes with the significant risk of nephrotoxicity and ototoxicity, which makes it an impractical choice when treating serious infections which often require long courses of therapy, often 12 to 18 months or longer. MAT2501, taking advantage of its innovative, nano-encapsulation delivery technology, is being developed to be orally administered, and is designed to be a safer and targeted therapy for improved treatment of these serious and life-threatening bacterial infections in patients, including those who are severely immunocompromised. We are initially developing MAT2501 for the treatment of non-tuberculous mycobacteria (NTM). NTM causes many serious and life-threatening diseases, including pulmonary disease, skin and soft tissue disease, joint infections and, in immunocompromised individuals, disseminated infection. The most common clinical manifestation of NTM disease is pulmonary, or lung, disease. NTM lung infection occurs when a person inhales the organism from their environment. There are about 50,000 to 90,000 people with NTM pulmonary disease in the United States, with a much higher prevalence in older adults, and these numbers appear to be increasing. However, NTM can affect any age group. Without treatment, the progressive lung infection caused by NTM results in severe cough, fatigue and weight loss, and ultimately can lead to death. In some people NTM infections can become chronic and require ongoing treatment. Treatment may be difficult because NTM bacteria may be resistant to many common types of antibiotics. Severe NTM lung disease can have a significant impact on quality of life and can be life-threatening. We are also developing MAT2501 for the treatment of a variety of serious and acute bacterial infections, including the treatment of gram negative bacterial infections, currently the most significant unmet medical need identified by infectious disease specialists. We recently filed an Investigational New Drug (IND) application with FDA and are cleared to commence Phase 1 clinical studies in January 2016. We plan to initiate the first Phase 1 study of MAT2501 during the fourth quarter of 2016.

We are currently exploring strategic partnering options for our legacy cardiovascular drug, MAT9001, which has been developed and targeted to date for the treatment of very high triglycerides and MAT8800, our discovery program seeking to identify product candidates derived from omega-3 fatty acids for the treatment of non-alcoholic fatty liver disease.

We are a clinical stage company and have generated $194,000 and $0 in contract research revenues during the nine months ended September 30, 2015 and September 30, 2016, respectively. These contract research revenues ended during 2015 and we do not anticipate any revenues during the remainder of 2016. We have incurred losses for each period from inception. Our net loss was approximately $5.7 million and $7.1 million for the nine months ended September 30, 2016 and 2015, respectively. Our net loss attributable to common shareholders was $11.8 million and $0 for the nine months ended September 30, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and MAT2501 and any other product candidates we choose to develop based upon our platform technology. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We generated Contract Research Revenue in the amount of $194,000 for the nine months ended September 30, 2015 versus zero in the same period of 2016. This revenue is directly related to contracts which our subsidiary Aquarius had with the National Institutes of Health (NIH). These contracts were related to work being done on MAT2203 and MAT2501. These contracts ended in 2015 and we expect no additional revenue in 2016 unless we enter into a new revenue arrangement.

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

The table below summarizes our direct research and development expenses for our product candidates for the nine months ended September 30, 2016 and 2015. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Nine Months Ended September 30,
	2016	2015
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$74	$322
Preclinical trails	146	159
Clinical development	332	1,145
Regulatory	73	215
Internal staffing, overhead and other	1,775	1,841
Total research and development	$2,400	$3,682

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

We expect our R&D expenses to increase during Q4 2016 and into 2017 as we implement our additional Phase II study with MAT2203 and start our Phase I study with MAT2501.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, communication expenses, and professional fees for legal, patent review, consulting and accounting services. General and Administrative expenses were $3.3 million as compared to $3.6 million for the nine months ended September 30, 2016 and 2015 respectively.

We anticipate that our general and administrative expenses will be flat or lower for the full year 2016 compared to 2015 due to the implementation of a cost savings steps, offset by increased expenses related to our status as a publicly traded company, including expenses in support of compliance with the requirements of Section 404 of the Sarbanes Oxley Act.

Other Expense, net

Other expense, net is largely comprised of interest expense and franchise taxes.

Deemed Dividend

The deemed dividend results from the convertible preferred stock beneficial conversion feature. This entire dividend is captured in the third quarter of 2016.

Application of Critical Accounting Policies

Our critical accounting policies are more fully described in Note C to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, there have been no material changes to our critical accounting policies, except for the addition of a critical accounting policy, Beneficial Conversion Feature of Convertible Preferred Stock, as described in Note C in these financial statements on Form 10-Q.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the nine months ended September 30, 2016 and 2015 and to re-measure stock options issued to consultants.

	For the Nine months Ended September 30,
	2016	2015
Volatility	44.72% - 89.15%	77.1% - 77.3%
Risk-free interest rate	1.14% - 1.42%	1.56% - 1.72%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	4.04 - 6.0 years

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees for the nine months ended September 30, 2016 and 2015 was $1.3 million and $1.2 million, respectively. As of September 30, 2016, we had $2.3 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.1 years.  In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the nine months ended September 30 ($ in thousands) as follows:

	2016	2015
Research and development	$483	$410
General and administrative	791	818
Total	$1,274	$1,228

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of September 30, 2016, there were 2,523,519 shares of our common stock available for issuance under the Plan.

As of September 30, 2016, we had outstanding options to purchase an aggregate of 8,320,694 shares of our common stock with a weighted average exercise price of $0.85. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at September 30, 2016. The total intrinsic value of options outstanding and vested at September 30, 2016 was $6.3 million.

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

Results of Operations ($ in Thousands)

Comparison of Three Months Ended September 30, 2016 and 2015.

			Increase
	2016	2015	(Decrease)

Revenues	$-	60	(60)

Cost and expenses:
Research and development	$835	$879	$(44)
General and administrative	1,000	1,339	(339)
Total cost and expenses	$1,835	$2,218	$(383)

Revenues. Revenue for the three months ended September 30, 2016 was $0, compared to $60,000 for the prior period. Revenue consists of revenue earned under the National Institutes of Health grants for MAT2203 and MAT2501. These grants ended in 2015 and we do not anticipate any revenue for the remainder of 2016

Research and Development expenses. Research and Development expense for the three months ended September 30, 2016 decreased $44,000 compared to the prior year period. This decrease is primarily due to a decrease in spending on clinical studies, associated with MAT9001. In the longer term, we expect R&D expenses to increase as we implement our development programs.

General and Administrative expenses. General and Administrative expenses for the three month period ending September 30, 2016 were $1,000,000, a decrease of $ 339,000, due to cost saving measures instituted during 2016.

Comparison of Nine Months Ended September 30, 2016 and 2015.

			Increase
	2016	2015	(Decrease)

Revenues	$-	194	(194)

Cost and expenses:
Research and development	$2,400	$3,682	$(1,282)
General and administrative	3,293	3,641	(348)
Total cost and expenses	$5,693	$7,323	$(1,630)

Revenues. Revenue for the nine months ended September 30, 2016 was zero, compared to $194 thousand for the nine months ended September 30, 2015. Revenue consists of revenue earned under the National Institutes of Health grants for MAT2203 and MAT2501. These grants ended in 2015 we do not anticipate any revenue for the remainder of 2016.

Research and Development expenses. Research and Development expense for the nine months ended September 30, 2016 decreased $1.3 million compared to the prior year period. This decrease is primarily due to a decrease in spending in clinical studies, associated with MAT9001, which were essentially completed late in 2015. In the longer term, we expect R&D expenses to increase as we implement our development programs for MAT2203 and MAT2501.

General and Administrative expenses. General and Administrative expenses for the nine month period ending September 30, 2016 were $3.3 million, approximately $300 thousand lower then the prior year, due to decrease expenses in the areas of investor relations, legal and accounting costs, partially offset by an increase in marketing studies prepared for our primary development products.

Sources of Liquidity

We have funded our operations since inception through private placements of our equity instruments, most recently through a preferred stock offering. As of September 30, 2016, we have raised approximately $29 million in net proceeds from sales of our equity securities.

As of September 30, 2016, we had an accumulated deficit of $33.3 million, working capital of $5.2 million and cash totaling $6.2 million.

2015 and 2016 Private Placements

In March and April 2015, we completed the 2015 Private Placement, under which we sold an aggregate of 20,000,000 shares of our common stock and warrants to purchase an aggregate of 20,000,000 shares of our common stock at an exercise price of $0.75 per share. The gross proceeds to us from the 2015 Private Placement were $10.0 million.

In July, August and September, 2016, we conducted a closing for a private placement of our Series A preferred stock. We sold an aggregate of 1,600,000 shares of Series A Preferred Stock, which are convertible into 16,000,000 shares of common stock based on the current conversion price. The gross proceeds to us from the 2016 Private Placement were $ 8.0 million (See Note E and Note G, for additional information).

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(4,003)	$(6,698)
Cash provided by investing activities	-	18
Cash provided by financing activities	6,996	8,452
Net increase in cash	$2,993	$1,772

Operating Activities

We have incurred significant costs in the area of research and development, including manufacturing, analytical, regulatory and clinical development costs and costs associated with being a public company. Net cash used in operating activities was approximately $4.0 million for the nine months ended September 30, 2016 and $6.7 million for the nine months ended September 30, 2015.

Investing Activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2016 and net cash provided by was $17,507 for the nine months ended September 30, 2015. The cash provided in investing activities in 2015 was primarily the result of equipment purchases offset by cash acquired from the acquisition of Aquarius.

Financing Activities

Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2016 due to net proceeds from our preferred stock private placement, the exercise of warrants and loan financing in the third quarter. The cash provided by financing activities for the nine months ended September 30, 2015 was due to net proceeds of $8.5 million received from the closing of our 2015 Private Placement.

Funding Requirements and Other Liquidity Matters

MAT2203 and MAT2501 are still in development stages. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	conduct our planned Phase 2 clinical trials of MAT2203, our lead product candidate;

•	initiate and continue the research and development of our other product candidates and potential product candidates, including MAT2501;

•	seek to discover and develop additional product candidates using our cochleate lipid-crystal delivery technology platform;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash will only be sufficient to fund our operating expenses and capital expenditures requirements into the April 2017 period. We will need additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT2203 and MAT2501, and potentially conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have based this estimate on assumptions that may prove to be wrong in the future, and we may use our available capital resources sooner than we currently expect. Unless we obtain additional financing, there is substantial doubt we can continue as a going concern.

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

In July 2016, the Company entered into a Finance Agreement in the amount of $262,324, to fund the premium payments for the Director and Officer Liability policy. The term of this agreement is 10 months, ending May 30, 2017.

As discussed in Note G, the Series A Preferred Stock holders have “Royalty Payment Rights” with regards to MAT2203 and/or MAT2501. Pursuant to the terms of the Certificate of Designations for our outstanding Series A Preferred Stock, we may be required to pay, subject to certain vesting requirements, in the aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designation) from MAT 2203 and/or MAT 2501, subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations) from MAT2203 and/or MAT2501, subject in all cases to a cap of $10 million per calendar year. Our obligation to pay such royalty will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2016, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

Except as set forth below, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Our stockholders may be subject to substantial dilution by exercises of outstanding options and warrants, conversion of our outstanding Series A Preferred Stock and by the future issuance of common stock to the former stockholders of Matinas Nanotechnologies pursuant to the terms of the merger agreement.

As of September 30, 2016, we had outstanding options to purchase an aggregate of 8,320,694 shares of our common stock at a weighted average exercise price of $0.85 per share and outstanding warrants to purchase an aggregate of 40,517,500 shares of our common stock at a weighted average exercise price of $ 1.16 per share and outstanding shares of Series A Preferred Stock which are convertible into 16,000,000 shares of our common stock. The conversion of our Series A Preferred Stock and exercise of such outstanding options and warrants will result in dilution of the value of our shares. In addition, pursuant to the terms of the merger agreement with Matinas Nanotechnologies, we will be required to issue up to an additional 3,000,000 shares of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing the cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing the cochleate delivery technology.

Pursuant to the terms of our outstanding Series A Preferred Stock, we may be obligated to pay significant royalties.

Pursuant to the terms of the Certificate of Designations for our outstanding Series A Preferred Stock, we may be required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2020, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203 or MAT2501, we are required pay to the holders of our Series A Preferred Stock, subject to certain vesting requirements, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designation), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

We are obligated to pay dividends on outstanding shares of our Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable in shares of our common stock, which annual dividend will accumulate until such time as the shares of Series A Preferred Stock are converted, at which time the accumulated dividend will be satisfied by delivery of shares of common stock at a price per share of common stock equal to the conversion price of the Series A Preferred Stock then in effect. The Series A Preferred Stock will automatically convert on July 29, 2019, unless such shares are converted earlier in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. The payment of such dividends will result in additional dilution to our holders of our common stock.

Our Series A Preferred Stock has certain preference rights upon any liquidation, dissolution or winding up.

Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Stock will be entitled to (i) first receive distributions out of our assets in an amount per share equal to $5.00, or the stated value, plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: November 14, 2016	Roelof Rongen
Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: November 14, 2016	Gary Gaglione
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

3.2	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission.

3.3	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

4.1	2016 Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.1	Placement Agency Agreement dated June 27, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.2	Finder’s Agreement dated July 29, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Interim Chief Financial Officer

**32.1	Section 1350 Certifications

*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

- 35 -