Form 10-K
period 2016-12-31
Matinas BioPharma Holdings, Inc.
filed 2017-03-31
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  001-38022

MATINAS BIOPHARMA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 46-3011414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1545 Route 206 South, Suite 302

Bedminster, New Jersey 07921

(Address of principal executive offices) (Zip Code)

908-443-1860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001	NYSE MKT LLC

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2016 was approximately $27.7 million.

As of March 15, 2017 there were 89,055,327 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2016

i

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to raise additional capital to fund our operations and to develop our product candidates;
•	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

•	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

•	our dependence on product candidates, which are still in an early development stage;

•	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

•	our ability to manufacture GMP batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

•	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

•	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

•	our dependence on third-parties, including third-parties to manufacture and third-party CROs (including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to retain and recruit key personnel;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

•	Our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

•	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	developments and projections relating to our competitors or our industry

•	our ability to adequately support growth; and

•	the factors listed under the headings “Risk Factors” elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference and have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative anti-infectives for orphan indications. Our product and development candidates are derived using our unique and proprietary lipid-crystal nano-particle, or cochleate, formulation platform delivery technology. Our proprietary cochleate delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, nano-encapsulates drugs and is designed to make these drugs orally bioavailable, well tolerated and safer and less toxic while providing targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation. We believe our cochleate technology provides us with an efficient and broadly applicable drug delivery platform, with particular utility in diseases and conditions in which the immune system plays a significant modulation role and where the immune system facilitates the active transport of our lipid crystal nano-particles throughout the body.

Currently, we are focused on the anti-infective market and on drug candidates which we believe demonstrate the value and innovation associated with our unique cochleate delivery platform technology while potentially providing significant health economic benefit to the health care system. We believe initially focusing on the anti-infective market has distinct advantages for the development of products which meet significant unmet medical need, including:

•	a current regulatory environment which provides small development and clinical stage companies incentives such as significant periods of regulatory marketing exclusivity and opportunities to reduce development cost and timeline to market for anti-infective drug candidates;

•	traditional high correlation between efficacy and safety data in preclinical animal models and the outcome of human clinical trials with anti-infective product candidates;

•	attractive commercial opportunities for anti-infective product differentiated in safety profile, mode of action and oral bioavailability positioned against current therapies with significant side effects, or drug to drug interactions, limited efficacy and intravenous delivery resulting in lack of convenience, compliance and at a significant burden to the cost of healthcare; and

•	an ability to commercialize anti-infective products with a focused and cost-efficient sales and marketing organization.

MAT2203 and MAT2501

We leveraged our platform cochleate delivery technology to develop two clinical-stage products that we believe have the potential to become best-in-class drugs. Our lead product candidate MAT2203 is an orally-administered cochleate formulation of a broad spectrum anti-fungal drug called amphotericin B. We are initially developing MAT2203 for the treatment of serious fungal infections as well as the prevention of invasive fungal infections (IFIs) due to immunosuppressive therapy. We are currently conducting two Phase 2 clinical trials involving MAT2203 and expect to report interim results from our open label NIH run Phase 2a clinical trial and topline results from our ongoing Phase 2 study of MAT2203 in Vulvovaginal Candidiasis in the first half of 2017.

Our second clinical stage product candidate is MAT2501, an orally administered, encochleated formulation of the broad spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tuberculous mycobacterium infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. We recently completed and announced topline results from a Phase 1 single escalating dose clinical trial of MAT2501 in healthy volunteers in which no serious adverse events were reported and where oral administration of MAT2501 at all tested doses yielded blood levels that were well below the safety levels recommended for injected amikacin, supporting further development of MAT2501 for the treatment of NTM infections.

Strategy

Our goal is to become a fully integrated biopharmaceutical company that discovers, develops and commercializes novel anti-infective medicines using our proprietary cochleate delivery platform technology. Key elements of our strategy include:

•

Rapidly advance our initial antifungal and antibacterial candidates to obtain regulatory approval to commercialize these products in areas of significant unmet medical need supported by significant regulatory exclusivity. We plan to leverage the favorable regulatory environment for anti-infectives to expedite the development of our product candidates. We are focused on completing the ongoing Phase 2 clinical trials with MAT2203 and advancing MAT2501 additional clinical studies during 2017. We intend to target those indications which, if approved, would result in being able to take advantage of the 12 years of product exclusivity afforded through FDA designation as a QIDP and Orphan drug product;

•

Invest in our cochleate lipid-crystal nanoparticle delivery platform. We believe that our novel and proprietary cochleate delivery platform has broad potential applications across a wide spectrum of compounds and therapeutic areas including other infectious diseases, such as viral infections, as well as with vaccines, including the influenza vaccine, oligonucleotides (such as siRNAs) and anti-inflammatory agents (such as NSAIDs). We intend to pursue and strengthen our pipeline using our technology, either alone or through strategic partnerships. In addition, we expect to continue to establish important intellectual property related to this platform, its applications and development candidates.

•	Develop and grow our ability to manufacture products utilizing our proprietary delivery platform technology. We plan to continue to invest in maintaining our own cGMP facility in order to supply products for clinical development and, ultimately, commercial production in an effort to retain exclusive knowledge of the process and intellectual property associated with our platform delivery technology;

•	Commercialize products in the United States with a specialized sales force. The indications and markets we intend to pursue with our lead anti-infective product candidates benefit from an ability to address large commercial opportunities with a relatively small and targeted sales organization. As we continue to rapidly advance our product candidates through development, we intend to build and manage a focused and specialized sales and marketing organization to commercialize our products, if approved, in the United States in both the hospital and outpatient care settings. In geographies outside the United States, we may seek to collaborate with other parties to commercialize our products.

Our Anti-Infective Product Candidates

MAT2203

Product Profile

MAT2203 is an orally-administered, encochleated formulation of amphotericin B (a broad spectrum fungicidal agent). Little to no clinical resistance has been reported to date with amphotericin B as compared to the rapidly emerging drug resistance seen in other antifungal therapies. Currently, IV-only administered amphotericin B is the only broad spectrum fungicidal available but its IV-delivery results in significant treatment-limiting side effects, including nephrotoxicity. The ability to provide amphotericin B orally using our proprietary and novel oral formulation may offer a new and promising alternative for patients and doctors. In a clinical Phase 1 single-dose, double-blind, dose-escalating, pharmacokinetic study of 48 healthy volunteers, oral MAT2203 demonstrated a positive safety and tolerability profile with no serious adverse events reported, without any observed nephrotoxicity.

Antifungal Market Opportunity

The overall global antifungal market accounted for $10.7 billion in 2015 with estimated annual worldwide sales of prescription systemic antifungal drugs reaching $3.7 billion. This includes therapies used as active treatment or prophylaxis (preventive) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients and therapies used for the treatment of patients who are being discharged from the hospital. We estimate that, each year, there are over 1.5 million cases of invasive fungal infections caused by various species of Candida, Aspergillus and Cryptococcus, the three most common invasive fungal pathogens, globally. The estimated incidence in the U.S. for these conditions is approximately 46,000 for invasive candidiasis, 6,000 for invasive aspergillosis, and 3,000 for cryptococcal meningitis. The rapid progression of disease and high mortality rates (20% - 50%) associated with documented invasive fungal infections often result in antifungal therapy being administered in suspected (unconfirmed) cases or as a preventative measure in patients at high risk. Also, the increasingly widespread use of immune suppressive drugs as cancer chemotherapy or for organ transplantation or treatment of autoimmune disease has resulted in an increasing population of patients at risk for invasive fungal infections. Furthermore, the limited number of systemic antifungal drug classes, consisting of azoles, echinocandins and polyenes, and their extensive use, has led to increased numbers of infections with drug-resistant strains. The Centers for Disease Control and Prevention (CDC) has listed fluconazole-resistant Candida as a serious threat requiring prompt and sustained action and has also identified a rise in echinocandin resistance, especially among Candida glabrata. In June 2016, the CDC issued an extraordinary alert for healthcare facilities and providers to be on the lookout for patients with Candida auris, a multidrug resistant strain with high mortality (approximately 60%). Almost half of C. auris isolates are multidrug resistant to two or more antifungal classes (large majority resistant to fluconazole, 40% resistant to echinocandins), stressing the urgent need for new agents with activity against resistant strains and that be administered with significant less toxicity and the potential to discharge patients earlier to reduce hospital stays and costs.

The following is a discussion of serious fungal infections and the limitations of the current treatments for each:

•	Invasive Candidiasis is a serious fungal infection that occurs in immunocompromised patients. Current treatment guidelines in the U.S. and in Europe recommend the use of echinocandins (the only glucan synthase inhibitor currently commercially available) as the initial first-line therapy for invasive candidiasis. The main limitation of the echinocandin class is that only IV administration is available, limiting the flexibility of stepping down to an oral therapy in the same treatment class. The ability to step down to an oral therapy is important because it allows patients to be discharged from the hospital, as IV administration generally must occur in the hospital. The only option currently available to step down to an oral therapy after initial IV echinocandin are the azoles (the only class orally bioavailable), which have reported an increased frequency of resistant isolates, and are associated with increased risk of drug-drug interactions and toxicities, thus creating a gap in optimal treatment options for patients that could benefit from an orally administered effective antifungal agent.

•	Invasive Aspergillosis is a serious fungal infection that occurs in immunocompromised patients. Current treatment guidelines in the U.S. and in Europe recommend the use of azoles (itraconazole, voriconazole or isavuconazole) as the initial first-line therapy for invasive aspergillosis. The main limitation of the azole class is that it is associated with increased risk of drug-drug interactions and toxicities, thus creating a gap in optimal treatment options for patients that could benefit from an orally administered safe and effective antifungal agent. The sub-optimal toxicity profile of the azoles has a greater impact for invasive aspergillosis patients given that they typically receive antifungal therapy for long durations (up to four months).

•	The incidence of hematologic malignancies has become a driver of the invasive fungal infection (IFI) rate in the U.S. According to estimates by the American Cancer Society, approximately 170,000 new hematologic malignancy cases occurred in 2016, resulting in approximately 58,000 deaths. The percentage of patients with hematologic malignancies who develop IFI has increased dramatically in recent decades. This increase of the IFI rate is attributed to host defense impairment due to more intensive use of cytotoxic chemotherapies, hematopoietic stem cell transplantation (HSCT), ablative radiation therapy, corticosteroids, cyclosporine, and new immunosuppressive agents. Candida species have been the main cause of IFI, but recent autopsy and epidemiological findings indicate that an increasing number of infections are being caused by molds. Most are attributed to Aspergillus species, and such infections have become a prime cause of death in patients with hematologic malignancies.

IFI in immunosuppressed patients is a source of significant mortality and represents an area of critical unmet medical need. The incidence of IFI in immunosuppressed patients is increasing and mortality rates remain high, despite advances in antifungal treatment. A new improved broad-spectrum antifungal therapy with a favorable safety profile, fewer drug to drug interactions and a more convenient route of delivery is needed for the prevention of IFI in immunosuppressed patients.

Our Solution – MAT2203

Our lead anti-infective product candidate, MAT2203, is an application of our cochleate delivery technology to a broad spectrum anti-fungal drug called amphotericin B. Amphotericin B is an IV administered drug used as a last resort for treatment of systemic fungal infections resistant to triazoles and echinocandins, including resistant candidiasis, cryptococcal meningoencephalitis, aspergillosis and leishmaniasis. To date, there have been little to no reports of clinically observed drug-resistance to amphotericin B, further bolstering the use of this compound as the most likely last resort treatment for fungal infections in the foreseeable future. However, the use of amphotericin B is relatively limited because it is currently only available as an IV-administered product and has documented history of severe toxicity (including nephrotoxicity, or a poisonous potentially lethal effect on the kidneys). Encapsulating the amphotericin B drug with our cochleate delivery technology provides a potential opportunity for the drug to be taken orally with targeted delivery to infected cells, which we believe may have fewer side effects than the currently available IV-formulations of amphotericin B. Encochleation of amphotericin B changes the bio-distribution, resulting in a higher level of the drug at the site of infection and a lower level of circulating amphotericin B. By reducing the amount of circulating drug, cochleates reduce overall toxicity. Importantly, drug concentrations will be high only in tissues due to the migratory nature of macrophages to inflammatory regions. We believe MAT2203 offers improved safety and significantly reduced toxicity and, as a result, we believe MAT2203 will be able to offer a categorically different formulation that delivers orally administered amphotericin B, directly to the target cell at the site of infection. A similar distribution pattern has been described for azithromycin where in vitro and in vivo models have demonstrated that azithromycin is taken up, transported and released at the sites of infection by phagocytic cells such as neutrophils and macrophages. This then leads to rapid distribution into the tissue and high concentrations within cells which yields significantly higher azithromycin concentration in tissue than in plasma or serum.

We believe that MAT2203 has the potential to be a best-in-class therapy for both prophylaxis (preventive) and treatment of invasive fungal infections by offering the following key benefits.

•	Potential to treat resistant pathogens. We believe that MAT2203 can be used to prevent and treat fungal infections caused by drug resistant fungi, including those resistant to existing azoles and echinocandins, due to amphotericin B’s fungicidal (i.e. killing the fungi) nature and potency against resistant strains and the ability of our cochleate drug delivery platform to provide higher and safer drug exposure early in the course of therapy.

•	Enabling prophylaxis regimens. Many patients cannot receive azole prophylactic therapy due to drug to drug interactions or poor tolerability, while the long term preventative use (6-14 weeks) of IV echinocandins is impractical and expensive. Amphotericin B is known to have limited drug to drug interactions. We therefore expect that our orally available MAT2203 could provide for better prophylactic therapy on an inpatient and outpatient basis, particularly for those patients with a hematologic malignancy, such as leukemia.

•	Single agent treatment. Rather than treating patients with an IV echinocandin followed by an oral azole solely to enable earlier hospital discharge, MAT2203 is expected to allow physicians to either begin treatment with a safe and effective broad spectrum antifungal or use MAT2203 as a preventative treatment in those patients who are most susceptible to contracting a serious or deadly IFI due to immunosuppressive therapy.

•	Shorter and less costly hospital stays and lower outpatient costs. By providing physicians and patients with access to an orally available, broad spectrum fungicidal agent in MAT2203, there is the potential to significantly reduce hospital costs, which account for over 70% of the overall treatment cost of invasive candidiasis.

The FDA has granted MAT2203 designations for Qualified Infectious Disease Product, or QIDP, and Fast Track for the treatment of invasive candidiasis and aspergillosis and for the prevention of IFIs in patients on immunosuppressive therapy.   We have also applied for Orphan Drug Designation for MAT2203. The orphan drug designation provides eligibility for seven years of market exclusivity in the United States upon FDA approval, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients, and tax credits for the cost of the clinical research.  The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for Fast Track designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity.  Fast Track designation enables more frequent interactions with FDA to expedite drug development and review. Fast Track designation does not change the standards for approval and we can provide no assurances that we can maintain Fast Track designation for MAT2203 or that such designation will result in faster regulatory review. The seven-year period of marketing exclusivity provided through orphan designation, if granted, combined with an additional five years of marketing exclusivity provided by the QIDP designation positions MAT2203 with a potential for a total of 12 years of marketing exclusivity to be granted at the time of FDA approval.

Development History of MAT2203

MAT2203 was studied in animal model studies of various fungal infections including invasive candidiasis, aspergillosis, cryptococcal meningitis and visceral leichmaniasis.

The data from animal studies for MAT2203, our cochleate lipid-crystal nano-particle formulation of amphotericin B, indicate a significant side-effect advantage over amphotericin B formulations, which we believe is based on two phenomena:

•	The lipid-crystal nano-particle is a solid particle, and does not significantly “leak” its drug content while circulating. The particle releases its medication pay-load only when inside the target cells, and thus protects the kidney and other sensitive tissues from many of the amphotericin B side effects.

•	Because of this targeted approach, we have been able to significantly broaden the therapeutic window on a mg/kg basis as compared to IV amphotericin B formulations. We have observed equivalent efficacy at lower doses as well as been able to use doses of up to 10x the highest tolerable IV dose in animal model studies. A broad therapeutic dose window with a very mild toxicity profile gives physicians greater flexibility in treating their often critically ill patients.

In addition, in the vast majority of these animal studies the MAT2203 product was administered orally; in the many of these animal studies the MAT2203 product was administered via injections or infusion as a comparator versus oral administration. If confirmed in our ongoing Phase 2a human efficacy study, the oral formulation is a second major differentiator of our cochleate delivery technology which has the potential to offer significant health-economic benefit since patients do not need to stay in the hospital to receive the therapy. Because of these differentiators brought by the cochleate delivery technology, we believe that MAT2203, if eventually approved by the FDA, may be able to obtain a significant market share of the fungal infection treatment and prevention market.

An IND application for MAT2203 was filed with the Food and Drug Administration, or FDA, in late 2006. In a clinical Phase 1a single-dose, double-blind, dose-escalating, pharmacokinetic (PK) study of 48 healthy volunteers MAT 2203 demonstrated a positive safety and tolerability profile with no serious adverse events reported.

Current Development Plan for MAT2203 – Phase 2

We are currently partnering with the National Institutes of Health/National Institute of Allergy and Infectious Disease (NIH/NIAID) on a NIH/NIAID-funded Phase 2a clinical study with MAT2203 (CAMB) in patients with refractory mucocutaneous candidiasis. This study is ongoing and enrolling patients and is an open-label, dose-titration trial in up to 16 patients to study the efficacy, safety, and pharmacokinetics of oral CAMB in the treatment of mucocutaneous candidiasis (esophageal, oropharyngeal, or vulvovaginal). This study is open to patients aged 18 to 75 years who are refractory or intolerant to standard non-intravenous therapies will be enrolled. Patients will initially be treated in a short-term (up to 54 days) dose titration period starting at 200 mg/day, where the dose may be increased up to 800 mg/day in patients that do not respond clinically to the lower doses. Patients who do not respond clinically to the highest dose of drug will not be eligible for the protocol extension. Patients that respond to treatment and tolerate the study medication will be eligible to enter a long-term extension (up to 6-months). The primary objective of the trial is to assess the clinical response to treatment of mucocutaneous candidiasis infections in patients who are refractory or intolerant to standard non-intravenous therapies after treatment for 14-days with the highest titrated dosage of CAMB per patient. Secondary objectives include pharmacokinetics, mycological response, and safety. We expect interim results to be announced the first week of June 2017 at the ASM Microbe Scientific Meeting as part of a poster presentation submitted by the National Institutes of Allergy and Infectious Disease (NIAID).

In March 2017 we announced that the Institutional Review Board of the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health (NIH) granted approval for a 6-month open-label safety extension of this Phase 2a study being conducted by the NIH. Many of the patients enrolled or expected to enroll into this Phase 2a study have underlying immune-deficiencies that predispose them to chronic mucocutaneous candidiasis, and recurrence is highly likely after study drug is stopped. Therefore, study participants who are tolerating the MAT2203 and are clinical responders, will be permitted to enroll into a study extension for up to 6 months. The goal of this open-label extension is to assess the long-term safety and efficacy of MAT2203 in patients with chronic mucocutaneous candidiasis. Clinical evaluations will be conducted to assess clinical response and laboratory samples will be collected to assess microbiology response. In addition, adverse events will be collected and safety laboratory tests will be monitored. We believe that generating positive data for such a long term treatment with MAT2203 will provide a unique degree of differentiation. The original amphotericin b deoxycholate product is known to typically cause kidney toxicity over the course of a few weeks.

We are also currently conducting a Phase 2 trial of MAT2203 in patients with vulvovaginal candidiasis (VVC). This Phase 2 study is a randomized, multicenter, evaluator-blinded study of oral MAT2203 compared to oral fluconazole in adult female patients. We expect to enroll approximately 75 patients with a diagnosis of moderate to severe VVC and to randomize these patients into three treatment cohorts of 25 patients each. The first cohort will receive treatment with 200 mg of oral MAT2203 while a second cohort will receive 400 mg of oral MAT2203. The third cohort will be treated with oral fluconazole. The study will assess the efficacy, safety and tolerability of MAT2203 and topline results are expected to be announced in the first half of 2017.

We plan to conduct the following additional clinical studies of MAT2203:

MAT2203 Safety and Tolerability Trial in Patients with a Hematologic Malignancy. We expect to commence an additional Phase 2 during 2017 that will include patients being treated with a chemotherapy regimen that typically induces severe neutropenia (causing suppression of the immune-system) and subsequently puts patients at risk for developing an IFI. We expect to enroll approximately 12-to-16 patients into the multiple-dose protocol and the primary endpoint will be safety/tolerability. PK samples will also be collected and efficacy assessments will also be performed. The PK/tolerability data from this trial combined with the antifungal efficacy and PK data from the two ongoing Phase 2 mucocutaneous candidiasis trials will be used to potentially demonstrate that our orally administered MAT2203 has preserved the systemic antifungal efficacy of IV-amphotericin B in patients suffering from moderate to severe immunosuppression. Furthermore, we believe that the multiple dose Tolerability/PK trial in patients with hematologic malignancy will define the MAT2203 tolerability profile in the phase 3 target population – a population at high risk for developing an IFI.

After completing the previously described phase 2 trials an End-of-Phase 2 meeting will be scheduled with FDA to review our phase 3 study plans. We expect this meeting will be centered on a target indication for the prevention of IFI in patients with hematologic malignancy and we plan to commence a Phase 3 pivotal registration trial in 2018. We will also evaluate opportunities or need to conduct human drug-drug interaction studies and studies in patients with active invasive fungal infections to further support the broad clinical use of MAT2203 in IFI. Based on limited utility of currently approved antifungal therapies for the prevention of IFI due to significant drug-drug interactions or lack of oral dosing mode, we believe that our orally administered MAT2203 has the potential to become a highly differentiated therapy in the antifungal field upon FDA approval.

MAT2501 – Targeting Chronic and Acute Bacterial Infections

Product Profile

MAT2501, an orally-administered, encochleated formulation of the broad spectrum IV-only aminoglycoside antibiotic agent amikacin, utilizes the Company’s proprietary, lipid-crystal, nanoparticle delivery technology. Amikacin is currently used to treat different types of chronic and acute bacterial infections, including Non-Tuberculous Mycobacterium (NTM) infections and various multidrug-resistant gram negative bacterial infections. IV-administered amikacin is associated with major side effects including nephrotoxicity and ototoxicity (permanent loss of hearing). MAT2501 is specifically designed to provide targeted delivery of the potent antibiotic amikacin while providing a significantly improved safety and tolerability profile. In preclinical studies MAT2501 demonstrated efficacy after oral bioavailability in murine models of both pulmonary (lung) and disseminated NTM infections. We recently announced results from our Phase 1 clinical study of MAT2501 in healthy volunteers. The FDA designated MAT2501 as a QIDP and an Orphan Drug for the treatment of NTM infections. We intend to initially develop MAT2501 for the treatment of NTM infections and are also exploring the development of MAT2501 for the treatment of a multi-drug resistant, gram negative bacterial infections. If approved, we believe MAT2501 would become the first orally bioavailable aminoglycoside and represent a significant improvement over existing therapies from a treatment and health economic perspective.

NTM Market Opportunity

Nontuberculous mycobacteria are naturally occurring organisms found in water, soil, plants and animals. NTM causes many serious and life-threatening diseases, including pulmonary disease, skin and soft tissue disease, joint infections and, in immunocompromised individuals, disseminated infection. The most common clinical manifestation of NTM disease is pulmonary, or lung, disease. NTM lung infection occurs when a person inhales the organism from their environment. While most people do not become ill, some individuals develop a slow, progressive and destructive disease when NTM infects the airways and lung tissue leading to inflammation in the respiratory system. Individuals susceptible to the infection often have an unknown defect in their lung structure or immune system, lung damage from a pre-existing chronic obstructive pulmonary disease (COPD), such as emphysema and bronchiectasis, or cystic fibrosis, or an immune deficiency disorder, such as HIV or AIDS.

There are about 50,000 to 90,000 people with NTM pulmonary disease in the United States, with a much higher frequency in older adults, and these numbers appear to be increasing. However, NTM can affect any age group. Without treatment, the progressive lung infection caused by NTM results in severe cough, fatigue, and often weight loss. In some people NTM infections can become chronic and require ongoing treatment. Treatment may be difficult because NTM bacteria may be resistant to many common types of antibiotics. Severe NTM lung disease can have a significant impact on quality of life and can be life-threatening in a manner similar to tuberculosis, a condition caused by related Mycobacterium species. There are no products specifically indicated for the treatment of pulmonary NTM disease in the U.S., Europe or Canada. Current guideline-based approaches involve multi-drug regimens that may cause severe side effects and treatments can be as long as two years or more. Importantly, as many as 40% of patients with NTM lung disease are refractory to the established 3-drug guideline treatment regimen, leaving a very significant unmet medical need.

MAT2501 is specifically designed to provide targeted delivery of the potent antibiotic amikacin while providing a significantly improved safety and tolerability profile, in order to allow for chronic dosing of this potent antibiotic agent. FDA guidance for developing medications for the treatment of patients with of NTM infections refractory to guideline therapy includes a treatment duration in the range of 12 to 18 months. The profile of MAT2501 was designed to allow for safe and tolerable use of amikacin during such long-term treatment.

Drug-Resistant Antibiotic Market Opportunity

Anti-bacterials, also called antibiotics, are drugs used to treat infections that are caused by bacteria. Prior to the introduction of the first antibiotics in the 1930s and 1940s, bacterial infections were often fatal, and invasive surgery was accompanied by a high risk of infectious complications. Today, antibacterials are used routinely to treat and prevent infection. According to IMS Health, antibiotics accounted for $38.8 billion in sales globally in 2012, with healthcare providers prescribing 272 million courses of antibacterials in the United States alone.

There are two main varieties of bacteria, based on a common laboratory staining test known as the "Gram stain." Gram-positive bacteria are surrounded by a single lipid membrane and a thick cell wall. Common Gram-positive pathogens include Staphylococcus aureus (including methicillin-resistant strains), Streptococcus species, and Clostridium difficile. In contrast, Gram-negative bacteria are encircled by two lipid membranes, an inner membrane and an outer membrane, with a thinner cell wall in between. Gram-negative bacteria include P. aeruginosa, A. baumannii, and the Enterobacteriaceae, a family of related organisms that includes E. coli, K. pneumoniae, Enterobacter, Salmonella, and Shigella species. Each membrane in Gram-negative bacteria excludes different types of chemical entities, requiring Gram-negative active antibiotics to be specifically designed to permeate both membranes.

According to government agencies and physician groups, including the Center for Disease Control and Prevention (CDC) and Infectious Disease Society of America (IDSA), one of the greatest needs for new antibiotics is to treat carbapenem-resistant Enterobacteriaceae, or CRE, and other drug-resistant Gram-negative pathogens. CRE leads to mortality rates of up to 50% in patients with bloodstream infections. Based on the significant increase in resistance rates in recent years, we anticipate CRE will continue to be a major health problem. For example, CDC surveillance data indicates that the rate of carbapenem resistance in Klebsiella species, a member of the Enterobacteriaceae, increased from 1.6% to 10.4% in the hospital setting in the United States between 2001 and 2011.

Further, a plasmid-borne resistance gene, mcr-1, has been discovered in bacteria that are resistant to colistin, long considered a drug of last resort for the treatment of multi-drug resistant infections. The presence of the mcr-1 gene and its ability to share its colistin resistance with other bacteria such as CRE raise the risk that pan-resistant bacteria could develop. The gene has been found primarily in Escherichia coli, but has also been identified in other members of the Enterobacteriaceae from human, animal, food and environmental samples on every continent.

According to the CDC, at least two million people each year in the United States acquire serious infections with bacteria that are resistant to one or more of the antibiotics designed to treat those infections, and each year, over 20,000 patients in the United States die from these infections. Similar problems exist throughout the world, and the World Health Organization has declared antibiotic resistance a threat to global health security. The development and spread of resistance is driven by the use of antibiotics. Once they arise, resistant bacteria can be transferred between patients and antibiotic resistance mechanisms can be transferred between bacterial species, thus increasing the problem.

Antibiotic-resistant infections not only cause significant morbidity and mortality, but also place a substantial cost burden on the healthcare system. In most cases, antibiotic-resistant infections require prolonged and/or costlier treatments, extend hospital stays, and necessitate additional doctor visits and higher healthcare expenditures compared with infections that are easily treatable with antibiotics. The CDC estimates that the excess annual cost resulting from these infections in the United States is as high as $20 billion.

Governments, in collaboration with the private sector, have begun to respond to this significant and growing unmet medical need by creating governmental and non-governmental entities tasked with addressing the problem and progressing legislation for reimbursement and regulatory reform, and economic incentives.

In addition to the treatment of NTM, we are also exploring the development MAT2501 for the treatment of certain multi-drug resistant, gram negative bacterial infections. If approved, we believe MAT2501 would become the first orally bioavailable aminoglycoside and represent a significant improvement over existing therapies in an area of significant unmet medical need.

Development History for MAT2501

In preclinical studies MAT2501 demonstrated efficacy after oral adminstration in murine models of both pulmonary (lung) and disseminated NTM infections. MAT2501 also demonstrated efficacy in cell-based assays and studies in animals with both lung and disseminated Mycobacterium avium infections, the most prevalent organism causing NTM infections in humans. Recently, we announced additional positive efficacy results from the study of MAT2501 in an in vitro preclinical model of Mycobacterium abscessus. Mycobacterium abscessus, a species of multi-drug resistant nontuberculous mycobacteria, are emerging as an important global threat to individuals suffering from immunosuppression or with chronic disease, such as cystic fibrosis. Confirming these results using in vivo models will be an important step in the development of MAT2501 for the treatment of Mycobacterium abscessus. The positive results showing the efficacy of MAT2501 against Mycobacterium abscessus in an in vitro assay provide the required proof-of-concept (POC) validation needed to advance MAT2501 into in vivo, preclinical animal studies. Planning and preparation for these preclinical POC animal studies are in progress and will be done concurrently with continued clinical development of MAT2501 for the treatment of NTM.

Clinical Development Plan for MAT2501 – Phase 1

We are currently developing MAT2501 for the treatment of non-tuberculous mycobacterium (NTM) infections. We believe the most significant unmet medical need in this field is in patient with NTM lung disease which is refractory to the 3-drug IDSA guideline regimen. Our primary development goal is to obtain an indication for the treatment of patients with NTM lung disease refractory to standard guideline therapy.

Although several companies are developing inhaled anti-infective therapies for this use, we believe a significant unmet medical need remains due to the side-effects and lack of longer-term tolerability of such inhaled therapies. We believe our oral delivery technology allows for a highly differentiated and more convenient administration mode for patients who cannot be cured with the currently established therapeutic approach. We have established proof of principle of our oral dosing regimen in several pre-clinical studies of Mycobacterium avium infections in murine models of disseminated and lung-biofilm infections, which have formed the basis of our IND filing and subsequent QIDP and Orphan Drug designations for treatment of NTM infection by US FDA.

We have been supported by NIH funding through a preclinical services contract HHSN272201000009l for in-vitro screening of the activity of MAT2501 against other Mycobacterium species, including Mycobacterum abscessus. M. abscessus a more rapidly growing organism which is spreading at a disproportional higher rate as compared to other Mycobacterium species, is an area of increasing medical concern. Mycobacterium abscessus is also a becoming a significant problem in patients with cosmetic and orthopaedic surgery. Based on this successful in-vitro screening work, we recently announced continuation of this work in animal studies, with the aim to establish the efficacy of MAT2501 in a broad range of Mycobacterium species. We have also been awarded a research contract by the Cystic Fibrosis Foundation (CFF) to assess the efficacy of MAT2501 in cystic fibrosis animal models with lung infections caused by a range of Mycobacterium species. The rapid spread of Mycobacterum abscessus in cystic fibrosis patients is also a significant medical concern. We are collaborating with investigators from Colorado State University on preclinical infection models of multiple mycobacterium strains supported by NIH and CFF.

We recently announced topline results from our Phase 1 study with MAT2501. This Phase 1 study was a double-blind, placebo-controlled, single ascending dose study primarily aimed to evaluate the safety, tolerability, and pharmacokinetics of MAT2501 in healthy adult subjects. Secondary aims of the study included the effects of food on tolerability and pharmacokinetics. There were no serious adverse events reported in the study. Adverse events were mostly mild in severity and gastrointestinal (GI) in nature, as seen with previous cochleate Phase 1 studies. The incidence of such adverse events was significantly decreased when administered with food. Oral administration of MAT2501 at all three doses yielded blood levels that were well below the safety levels recommended for IV administered amikacin. The results of this study support the further development of MAT2501 for the treatment of NTM infections.

Next, we plan to initiate a multiple-ascending dose Phase 1 study to characterize the safety, tolerability and pharmacokinetics of MAT2501 over a more extended period in a dosing regimen that resembles the envisioned clinical use of the product. Upon future FDA meetings, we plan to initiate a Phase 2 study in patients with NTM lung disease refractory to guideline therapy. We also plan to evaluate opportunities or need to conduct human drug to drug interaction studies and studies in special patient populations, such as patients with cystic fibrosis or non-lung Mycobacterum abscessus infections. Based on limited success and utility of inhaled therapies in these uses, as well as the oral dosing mode of our product, we believe that MAT2501 has the potential to become a highly differentiated therapy for the treatment of NTM if approved by FDA.

Our Cochleate Delivery Technology

Cochleate lipid-crystal nano-particles are composed of simple, naturally occurring materials: phosphatidylserine (PS) and calcium. They are stable and have a unique multilayered structure consisting of a large, continuous, solid, lipid bilayer sheet rolled up in a spiral or as stacked sheets, with no internal aqueous space (Figure 1). This unique structure provides protection from degradation for “encochleated” molecules. Components within the interior of the cochleate remain intact, even though the outer layers of the cochleate may be exposed to harsh environmental conditions or enzymes.

Figure 1 Cochleate Formulation

The structure is formed when a series of solid lipid sheets engulf drug molecules, a process referred to as “encochleation.” Encochleation, developed by Matinas and Rutgers New Jersey Medical School, involves combining calcium and soy-derived PS, two naturally occurring materials classified as GRAS (generally recognized as safe), through a stirring process to envelop the active pharmacological ingredient. The result is a nano-size encochleated drug formulation (Figure 2).

Figure 2 Formation of Cochleate

Cochleates have been shown to improve existing drugs by providing 1) cell targeted delivery; 2) reduced blood levels thereby reducing toxicity; and 3) oral delivery of drugs now only available intravenously. Cochleates work by encapsulating molecules of drugs in a solid, anhydrous, crystalline structure, protecting them as they pass through the gastrointestinal (GI) tract where they cross the mucous membrane. Once the cochleates have crossed the mucosal barrier of the GI tract into the lymphatic system, they are picked up by particle scavenging cells of the mononuclear phagocytic system, such as macrophages and dendritic cells. (Figure 3). Activated macrophages, with drug-cochleate inside, migrate to the site of infection or to the target organ and deliver amphotericin B.

Figure 3 Macrophage Uptake of Cochleates

Cells in the mononuclear phagocytic system are immune cells that have the capacity to engulf and destroy numerous potentially pathogenic materials and organisms within the body. These cells are found in almost every site of the body, save a few ‘immune privileged’ sites (e.g. eyes, fetus, and testes). Such cells help with non-specific (innate) immune defenses as well as help initiate specific (adaptive) immune responses, thus they play a critical role bridging the gap between innate and adaptive immune responses. Our core capabilities combine the use of lipids as active pharmaceutical ingredients (API) and the use of lipids in “cochleate-shaped” lipid-crystal nano-particle drug delivery vehicles. Therapeutic applications of our proprietary delivery technology are focused on the delivery of several potent and highly efficacious anti-fungal and anti-bacterial agents which, unfortunately, are currently still associated with serious side effects, including irreversible toxic effects on kidney and hearing function. Our technology may allow for the safe and targeted delivery of these agents, which positions us to be at the forefront of dealing with these very serious problems.

Our cochleate delivery technology is currently being used to encapsulate potent but dangerous anti-infective drugs in tiny lipid-crystals which are selectively picked up by cells in the mononuclear phagocytic system, such as macrophages, and transported to infected cells. These tiny lipid crystals are referred to as “cochleates.” Cochleates have a multilayer crystalline, spiral structure with no internal aqueous space. The structure is formed when a series of solid lipid sheets roll up and engulf drug molecules in between the sheets, a proprietary process referred to as “encochleation”. The result is a lipid-crystal encochleated drug formulation made up of nano-sized particles. We believe our cochleate delivery technology provides an effective delivery mechanism without chemically bonding or otherwise altering the drug. Because the medications are locked in the particles, the sensitive-organ exposure to these medications is believed to be drastically reduced, as well as the toxic side-effects. In summary, this unique technology offers (1) targeted delivery, (2) sensitive organ protection, and (3) oral formulation (even for IV-only medications).

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

Our cochleate lipid-crystal nano-particle technology changes the delivery of medicines in a unique manner and alters the bio-distribution of these medications by targeting tissues and organs that are affected by infection and inflammation. Besides IV-only anti-infectives such as amphotericin B and amikacin, we have orally delivered in animal studies the influenza vaccine, siRNA, NSAIDs, other anti-infectives such as atovaquone, and many other compounds across multiple therapeutic areas, demonstrating the potential broad application of our technology. We have observed rapid local accumulation in infected tissues, which appear be the result of transport of our drug-loaded cochleates by macrophages and other immune-cells. For example, in a mouse model of invasive candidiasis, comparing orally administered MAT2203 to injected amphotericin B deoxycholate (original drug Fungizone), we observed amphotericin B levels above the minimal inhibitory concentration inside infected organs on day 1 with MAT2203 treatment while such levels were not reached with the injected original amphotericin-deoxycholate product until 3-4 days of treatment. Such kinetics have been seen before with other medications, such as macrolide antibiotics (e.g. azithromycin). It appears from our data that the kinetics of cochleate delivery has similarities to the kinetics of macrolide antibiotics. We expect that additional pre-clinical and clinical work on the kinetics of our cochleate products will further elucidate the mechanism of cochleate delivery to the site of infection or inflammation.

Historical Development of Cochleate Delivery Technology

The cochleate delivery technology was originally developed by the University of Medicine and Dentistry of New Jersey and Albany Medical College in collaboration with BioDelivery Sciences, Inc., a company founded in 1995 by Dr. Raphael Mannino, who joined our Scientific Advisory Board in connection with the Aquarius acquisition, and Dr. Susan Gould-Fogerite, and others. BioDelivery Sciences International, Inc. (NASDAQ: BDSI) acquired BioDelivery Sciences, Inc. in 2002 and Dr. Mannino and Dr. Gould-Fogerite joined BDSI’s management team. BDSI continued the development of the cochleate delivery technology pursuant to an exclusive license with the University of Medicine and Dentistry of New Jersey and Albany Medical College and application of such drug delivery technology to an array of established pharmaceutics, including an application of cochleate delivery technology to a broad spectrum anti-fungal drug called amphotericin B, which has developed into our MAT 2203 product candidate. BDSI filed an IND for this product at the end of 2006, performed several animal toxicology studies and performed a single dose Phase 1 study. In the animal studies conducted by BDSI, doses used in toxicology studies were shown to produce measureable tissue concentrations and efficacy against the fungal infections candidiasis and aspergillosis. In 2009, BDSI reported preliminary results from its Phase 1 study in humans, where BDSI indicated that plasma concentrations of amphotericin B were detected in the sample of patients tested suggesting oral absorption from the cochleate delivery system. Forty-eight healthy volunteers participated in the study, with sixteen recruited for each of three dose groups. In each dose group, twelve volunteers received a single dose of cochleate amphotericin B (MAT 2203) and four received a placebo. Amphotericin B plasma concentrations were measured over a period of fourteen days. The study identified doses that were well-tolerated with no meaningful changes in laboratory safety values including those associated with renal function. The preliminary pharmacokinetic evaluation, available in February 2009, revealed that plasma concentrations were comparable to those seen in prior animal toxicology studies using the same formulation. In previous animal studies conducted by BDSI in collaboration with PHRI, a microbiological research institute associated with Rutgers University, doses used in such studies were shown to produce measureable tissue concentrations and efficacy against the fungal infections candidiasis and aspergillosis. In 2009, BDSI focused its resources on its BEMA opioid delivery technology and the rights to the cochleated technology reverted back to Rutgers University. In 2012, Rutgers University spun out the cochleate technology into a new company named Aquarius Biotechnologies Inc., which we subsequently acquired in 2015.

Additional Pipeline Opportunities

We believe our cochleate delivery technology can be used to reformulate a wide variety of drugs which are currently only available in IV formulations. Leveraging our cochleate delivery technology, we believe we can develop a robust pipeline of product candidates. We have tested a range of pharmaceutical compounds reformulated by our cochleate delivery technology in proof-of-concept animal studies, including vaccines, anti-inflammatory agents, oligonucleotides and atovaquone. By way of example, we recently received a patent issuance related to cochleate compositions directed against expressions of proteins. The allowed patent claims cover our proprietary methods related to the composition and the formation of encochleated siRNA for potential use as therapy for regulating gene expression. We intend to pursue opportunities to develop products, either alone or in partnership with other pharmaceutical or biotech companies, related to this technology.

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

Exclusively Licensed Intellectual Property Relating to Our Proprietary Cochleate Delivery Technology Platform and MAT2203 and MAT2501

The patents and patent applications that we exclusively license from Rutgers University provide patent protection for the proprietary chemistry technology used in our process to make cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203 and MAT2501. Pursuant to our license agreement, we have acquired rights to a portfolio of 19 issued and foreign patents, including 11 patents issued within the last 3 years, which extends patent protection until at least 2033. In addition, we have more than 20 pending patent applications filed both in the United States and in foreign jurisdictions, including 16 national phase applications filed within the past 2 years. We have chosen to file these patent applications in selected foreign markets that we consider important for our product candidates. These international markets generally include Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia and Mexico. These pending patent applications can extend patent protection through at least 2033. The patent portfolio covering our cochleate delivery system covers a broad spectrum of technology, including amphotericin B cochleates, geodate cochleates, methods of delivering nutrients or biologically relevant molecules to a host using cochleates, cochleate vaccine compositions and protein-lipid vesicles, small interfering RNA cochleates, methods of enhancing the encochleation of hydrophilic molecules and cochleates made with low purity soy phosphatidylserine.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Many of these companies have far greater human and financial resources and may have product candidates in more advanced stages of development and many will reach the market before our product candidates. Competitors may also develop products that are more effective, safer or less expensive or that have better tolerability or convenience. Although we believe that our formulation delivery technology, experience and knowledge in our areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunities. For many of our product candidates, we anticipate facing competition from other products that are available on a generic basis and offered at low prices. Many of these generic products have been marketed by third parties for many years and are well accepted by physicians, patients and payers.

We believe that MAT2203, MAT2501 and any other development candidate we may pursue in the future using our proprietary lipid-crystal nanoparticle drug delivery platform technology, paralleled with our scientific and development expertise in the field of drug delivery, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies and public and private research institutions.

MAT2203 will primarily compete with antifungal classes approved for the treatment of candidemia and mold infectionss, which include polyenes, azoles and echinocandins. The approved branded therapies for these indications include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.), Diflucan (fluconazole, marketed by Pfizer, Inc.), Noxafil (posaconazole, marketed by Merck & Co.), Vfend (voriconazole, marketed by Pfizer, Inc.), Sporanox (itraconazole, marketed by Jansen Pharmaceuticals, Inc.), Cresemba (isavuconazole, marketed by Astellas Pharma US, Inc.), Ambisome (liposomal amphothericin B, marketed by Astellas Pharma US, Inc.) Abelcet (lipid complex amphothericin B, marketed by Sigma Tau Phrmaceuticals Inc.) and amphothericin B deoxycholate (marketed by X-Gen Pharmaceuticals, Inc.). There currently are and may be more generic versions of these products available at the time of MAT2203 market approval, which will create added competition. In addition to approved therapies, we expect that MAT2203 may compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.), CD101 IV (being developed by Cidara Therapeutics, Inc.) and certain products being developed by Viamet Pharmaceuticals Holdings, LLC, and F2G, Ltd.

MAT2501 will compete with a number of drugs currently in development, including Arikayce®, an inhaled version of amikacin being developed by Insmed Incorporated for the treatment of NTM; plazomycin, which is being developed by Achaogen, Inc; eravacycline, which is being developed by Tetraphase Pharmaceuticals, Inc.; Brilacidin®, being developed as a broad spectrum anti-bacterial by Cellceutix Corporation, and Raptor Pharmaceuticals, Inc., which has recently announced it intends to pursue development of an inhaled version of the antibiotic levofloxacin for the treatment of NTM.

Manufacturing

We currently lease and operate in-house manufacturing capabilities for our product candidates, including MAT2203 and MAT2501. While sufficient to produce the clinical supplies of product necessary to conduct our ongoing clinical trials and potentially early commercialization of these products, we will need to expand our internal manufacturing capabilities in the future. If we are not able to retain our current manufacturing facilities and if we do not develop additional in-house manufacturing capability for cochleates needed for our MAT2203 and MAT2501 product candidates sufficient to produce product for commercialization of these products, we will need to develop relationships with third-party manufacturers for the manufacture of our product candidates which is likely to be time consuming and expensive.

There are a number of potential third party suppliers for amphotericin B and amikacin, the generic active pharmaceutical ingredients in our lead clinical stage product candidates – MAT2203 and MAT2501, respectively. Although to date we have not entered into formal supply agreements to secure sufficient supply of amphotericin B and amikacin to support our clinical programs for MAT2203 and MAT2501, we believe we will be able to secure supply of amphotericin B and amikacin to support our clinical programs for MAT2203 and MAT2501 from one or more third-party suppliers. As we move through development for each of our product candidates, we expect to enter into long term supply arrangements for these key active pharmaceutical ingredients.

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

Review and Approval of Drugs in the United States

In the United States, FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice, or DOJ, or other governmental entities.

Our product candidates must be approved by FDA through the new drug application, or NDA, or biologics license application, or BLA, in the case of biologic product candidates, process before they may be legally marketed in the United States. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with FDA’s good laboratory practice, or cGLP, regulations;

•	submission to FDA of an IND, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to FDA of an NDA or BLA;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	payment of user fees and securing FDA approval of the NDA or BLA; and

•	compliance with any post-approval requirements, including a risk evaluation and mitigation strategy, or REMS, and post-approval studies required by FDA.

Nonclinical Studies

Nonclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including cGLP regulations. The results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to FDA as part of an IND.

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

Human Clinical Trials in Support of a Regulatory Approval

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by FDA, unless before that time FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in FDA allowing clinical trials to commence.

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

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of an NDA or IND so long as the clinical trial is conducted in accordance with GCP and if FDA is able to validate the data from the clinical trial through an on-site inspection, if FDA deems it necessary.

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

Phase 2: The drug is administered to larger number of trial participants, may be up to several hundred, who usually have the disease or condition that the experimental drug is intended to treat, to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3: These clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. In Phase 3 clinical trials, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Submission of an NDA to FDA

Regulatory approval for most new drug or biologic products is based on two adequate and well-controlled Phase 3 clinical trials that provide evidence of the safety and efficacy of the proposed new product. Assuming successful completion of required clinical testing and other requirements, the results of the nonclinical and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.0 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $97,750 per product and $512,200 per establishment. These fees are typically increased annually.

FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before FDA accepts it for filing. Once the submission is accepted for filing, FDA begins an in-depth substantive review. FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by FDA for various reasons, and for various time periods, including for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by FDA following the original submission.

Before approving an NDA, FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections cover all facilities associated with an NDA submission, including drug component manufacturing (such as Active Pharmaceutical Ingredients), finished drug product manufacturing and control testing laboratories. FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, FDA will typically inspect one or more clinical sites to assure compliance with GCP.

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

 Specifically, FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with FDA and FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Third, FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten FDA’s goal for taking action on a marketing application from ten months to six months.

Under Section 524 of the FDCA, FDA is authorized to award a priority review voucher to sponsors of certain tropical disease product applications that meet the criteria specified in the Act. A priority review voucher may be used by the sponsor who obtains it or it may be transferred to another sponsor who may use it to obtain priority review for a different application. Priority review vouchers can result in the acceleration of review and approval of a product candidate by up to four months. In order to be eligible for a tropical disease priority review voucher, the application must be: for a listed tropical disease; submitted under Section 505(b)(1) of the FDCA or Section 351 of the Public Health Service Act after September 27, 2007; for a product that contains no active ingredient that has been approved in any other application under those statutory provisions; and must qualify for priority review. FDA has identified in guidance those product applications for the prevention or treatment of tropical diseases that may qualify for a priority review voucher.

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

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by FDA.

FDA’s Decision on an NDA

On the basis of FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for FDA to reconsider the application. If and when those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions which can materially affect the potential market and profitability of the product. In addition, as a condition of approval, FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals and elements to assure safe use, which may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with FDA and state agencies, and are subject to periodic unannounced inspections by FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning or untitled letters or holds on post-approval clinical trials;

•	refusal of FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized FDA to approve generic drugs that are the same as drugs previously approved by FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the nonclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

Specifically, in order for an ANDA to be approved, FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form and the strength of the drug. At the same time, FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.

Upon approval of an ANDA, FDA indicates whether the generic product is therapeutically equivalent to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutically equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, FDA’s designation of therapeutic equivalence often results in automatic substitution of the generic drug by the pharmacist without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be submitted to FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30 Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant submits its application to FDA, the applicant is required to certify to FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

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

If the ANDA applicant has provided a Paragraph IV certification to FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, FDA and FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. FDA or the applicant may request an amendment to the plan at any time.

FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which FDA cannot approve another application.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting a NDA. If the request is granted, FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product will be entitled to orphan product exclusivity. Orphan product exclusivity means that FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

 21st Century Cures Act

On December 13, 2016, Congress passed the 21st Century Cures Act, or the Cures Act. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. In addition, the Cures Act includes provisions requiring FDA to assess and publish guidance on the use of novel clinical trial designs, the use of real world evidence in applications, the availability of summary level review for supplemental applications for certain indications, and the qualification of drug development tools. Because the Cures Act has only recently been enacted, its potential effect on our business remains unclear with the exception of a provision requiring that we post our policies on the availability of expanded access programs for individuals. Because these provisions allow FDA to spend several years developing these policies, the effect on us could be delayed.

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; and revises the FDCA to streamline review of combination product applications.

Section 3042 of the Cures Act authorizes a new “Limited Population Pathway” to expedite approval of antimicrobial products intended to treat serious or life-threatening infections for which there are unmet medical needs. Drugs approved under this provision would be required to adhere to special labeling requirements, including a prominent “Limited Population” statement. Additionally, in recognition of increasing concerns about drug-resistant infections, the Act requires the U.S. Government Accountability Office (GAO) to compile a report on antimicrobial resistance by 2021, which would include a review of any effect of the new Limited Population Pathway on antibacterial or antifungal resistance. We will monitor these developments but cannot currently assess how this initiative may impact our business.

Other Health Care Regulations

Health Privacy Laws

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., principal investigators involved in our clinical trials) ) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, (“HIPAA”). HIPAA generally requires that covered entities (healthcare providers, health plans and healthcare clearinghouses) obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient's information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). Among other things, HITECH makes HIPAA’s privacy and security standards, as well as the various penalties or failure to comply, directly applicable to “business associates”—independent contractors or agents of covered entities performing certain functions involving the creation or use of protected health information on behalf of a covered entity, or providing services to a covered entity. While we do not believe we are a “business associate” under HIPAA, regulatory agencies may disagree.

The collection and use of personal health data in the European Union, presently governed by the provisions of the European Data Protection Directive (95/46/EC), or the EU Directive, as implemented by the European Member States, will be replaced with the General Data Protection Regulation, or GDPR. Currently, the EU Directive establishes a regulatory framework designed to protect the security of personal data collected about residents of the EU and the movement of such personal data across the national borders of the EU Member States. The EU Directive would apply to clinical trial data we may collect about residents of the European Union. GDPR was adopted in 2016 and will become enforceable in the European Union Member States in May 2018. The GDPR will impose many new or additional requirements including, but not limited to, obtaining consent of the individuals to whom the personal data relates, the nature and scope of notifications provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. Failure to comply with the EU Directive and the GDPR, when effective, could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution and/or civil fines or penalties. Additionally, GDPR creates a direct cause of action by individual data subjects. To comply with the new data protection rules imposed by the GDPR we may be required to use additional human and financial resources to come into and maintain compliance.

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

The ACA remains subject to legislative efforts to repeal, modify or delay the implementation of the law. Efforts to date have generally been unsuccessful as a result of the balance of power in Congress and the President’s veto power. However, the recent Presidential and Congressional elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, may result in additional efforts to repeal, modify or delay implementation of the ACA. If the ACA is repealed or modified, or if implementation of certain aspects of the ACA are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal, modification or delay in the implementation of the ACA on us at this time. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

Designation of and Exclusivity for Qualified Infectious Disease Products

In 2012, Congress passed legislation known as the Generating Antibiotic Incentives Now Act, or GAIN Act. This legislation is designed to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections. To that end, the law grants an additional five years of marketing exclusivity upon the approval of an NDA for a drug product designated by FDA as a Qualified Infectious Disease Product, or QIDP. Thus, for a QIDP, the periods of five year new chemical entity exclusivity, three year new clinical investigation exclusivity and seven year orphan drug exclusivity, would become 10 years, eight years, and 12 years, respectively.

A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by—(1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens;” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (e.g., resistant gram positive pathogens, multi-drug resistant gram negative bacteria, multi-drug resistant tuberculosis and Clostridium difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request FDA to designate its product as a QIDP any time before the submission of an NDA. FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP will be granted priority review by FDA and can qualify for “fast track” status.

The additional five years of market exclusivity under the GAIN Act for drug products designated by FDA as QIDPs applies only to a drug that is first approved on or after July 9, 2012. Additionally, the five-year exclusivity extension does not apply to: a supplement to an application under Section 505(b) of the FDCA for any QIDP for which an extension is in effect or has expired; a subsequent application submitted with respect to a product approved by FDA for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength; or a product that does not meet the definition of a QIDP under Section 505(g) based upon its approved uses.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of a NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with FDA.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the HIPPA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the HITECH and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the ACA requires manufacturers of drugs to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests and the reported information will be made publicly available on a searchable website; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

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

Employees

As of March 31, 2017, we had 10 full-time employees.

Research and Development

For the years ended December 31, 2015 and December 31, 2016, we spent approximately $5.3 million and $3.9 million, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including our anti-infective product candidates, MAT2203 and MAT2501 as well as support of our MAT9001 program which we are no longer actively pursuing.

Corporate and Available Information

We were incorporated in Delaware under the name Matinas BioPharma Holdings, Inc. in May 2013. We have two operating subsidiaries: Matinas BioPharma, Inc., a Delaware corporation, and Aquarius Biotechnologies Inc., a Delaware corporation. Nereus BioPharma LLC, a Delaware limited liability company (and Matinas BioPharma’s predecessor) was formed on August 12, 2011. On February 29, 2012, Nereus BioPharma LLC converted from a limited liability company to a corporation and changed its name to Matinas BioPharma, Inc. In July 2013, Matinas BioPharma, Inc. entered into entered into a merger agreement (the “2013 Merger Agreement”) with Matinas Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, or Merger Sub. Pursuant to the terms of the 2013 Merger Agreement, as a condition of and contemporaneously with the initial closing of the 2013 Private Placement, Merger Sub merged (the “2013 Merger”) with and into Matinas BioPharma and Matinas BioPharma became a wholly owned subsidiary of ours. After consummation of the Merger transaction, the management of Matinas BioPharma became the management of Holdings and the board representatives consisted of four former Board members of Matinas BioPharma and Mr. Adam Stern as the Aegis Capital Corp. nominee. Because Holdings was formed solely to effect the 2013 Merger and the 2013 Private Placement, with no operations, and assets consisting solely of cash and cash equivalents, we accounted for the 2013 Merger as a reverse acquisition. The legal acquirer Matinas BioPharma becomes the successor entity, and its historical results became the historical results for Holdings (the legal acquirer and the registrant). On January 29, 2015, we acquired Aquarius Biotechnologies Inc. which was subsequently renamed Matinas BioPharma Nanotechnologies, Inc.

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

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $7.6 million and $9.1 million for the years ended December 31, 2016 and 2015, respectively. As of December 31 2016, we had an accumulated deficit of $35.2 million. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our equity securities and, to a lesser extent, through funding from the National Institutes of Health, or the NIH. We have devoted substantially all of our financial resources and efforts to the research and development of potential product candidates. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•	conduct Phase 2 clinical trials of MAT2203, our lead product candidate;
•	initiate and continue the research and development of our other product candidates and potential product candidates, including MAT2501;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;
•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct additional Phase 2 clinical trials of MAT2203 and advance MAT2501 further into clinical development, continue research and development, initiate clinical trials and, if development succeeds, seek regulatory approval of our product candidates. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents of approximately $4.1 million as of December 31, 2016, and the approximate $12.7 million raised with the close of our warrant tender offer on January 13, 2017, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. This estimate includes the additional costs associated with our new laboratory and manufacture facility which we began leasing on December 15, 2016. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including:

•	the progress, timing, costs and results of our ongoing and planned clinical trials of MAT2203;

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, other product candidates, including MAT2501, and any future product candidates;
•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates by the FDA and comparable non-U.S. regulatory authorities;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the extent to which we acquire or in-license other products and technologies;
•	the costs of operating as a public company; and
•	the effect of competing technological and market developments.

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

Our stockholders may be subject to substantial dilution by exercises of outstanding options and warrants, conversion of preferred shares and by the future issuance of common stock to the former stockholders of Aquarius pursuant to the terms of the merger agreement.

As of December 31, 2016, we had outstanding options to purchase an aggregate of 8,290,000 shares of our common stock at a weighted average exercise price of $0.85 per share and warrants to purchase an aggregate of 40,255,234 shares of our common stock at a weighted average exercise price of $1.16 per share. Subsequently, pursuant to the warrant tender offer completed in January 2017, an aggregate of 30,966,350 warrants were tendered and exercised on January 13, 2017. In addition, as of December 31, 2016, we had 1.6 million shares of preferred stock outstanding. Each share of preferred stock, may be converted into 10 shares of common stock upon the request of the holder. The conversion of preferred shares and the exercise of such outstanding options and the remaining warrants which as of March 15, 2017 were approximately 6,452,605 warrants, will result in dilution of the value of our shares. In addition, pursuant to the terms of the merger agreement with Aquarius Biotechnologies, Inc., we will be required to issue up to an additional 3,000,000 shares of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing the cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing the cochleate delivery technology.

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

We are early in our development efforts, which may not be successful.

We are currently conducting two Phase 2 clinical trials of MAT2203.  We also recently completed a Phase 1 trial of MAT2501 in healthy volunteers. Because of the early stage of our development efforts, we are still in the process of determining the overall clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of MAT2203, MAT2501, and any other product candidates we may develop will depend on many factors, including the following:

•	successful completion of preclinical studies;
•	successful enrollment in, and completion of, clinical trials;
•	demonstrating safety and efficacy;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;
•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payers;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the products following approval; and
•	enforcing and defending intellectual property rights and claims.

If we do not accomplish one or more of these goals in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

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

We rely completely on the cochleate delivery platform technology that we have licensed from Rutgers. The loss of access to this technology would materially impair our business and future viability, and could result in delays in developing, introducing or maintaining our product candidates and formulations until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the technology we license could prevent the implementation or impair the functionality of our product candidates or formulation, delay new product or formulation introductions or injure our reputation. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes that may lead to delayed timelines and increased cost, and may prevent us from being able to complete clinical trials.

Clinical testing is expensive, can take many years to complete, and its outcome is inherently uncertain. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in Phase 1 clinical studies for MAT2203 do not ensure that our Phase 2 clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

We cannot be certain that the Phase 2 clinical trials for MAT2203, or any other future clinical trials for MAT2203 or any of our other product candidates, will begin on time, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate. The Phase 2a clinical trial for MAT2203 is being conducted in cooperation with and funded by the NIH and as a result can be delayed by the NIH for many reasons, including changing priorities in the NIH or other factors outside our control.

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

To date, we have only developed limited in-house manufacturing capabilities for the cochleates needed for the clinical development our MAT2203 and MAT2501 product candidates. If we do not develop a long term in-house manufacturing capability for the cochleates needed for our MAT2203 and MAT2501 product candidates sufficient to produce product for continued development and, if regulatory approval is obtained, then commercialization of these products, we will be dependent on a small number of third-party manufacturers for the manufacture of our product candidates. We may not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to cGMP and similar foreign standards and we would not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. We face competition with respect to our current product candidates and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Our current and potential competitors in the anti-fungal marketplace for which we are developing MAT2203 include Merck & Co. Inc., Astellas Pharma US, Pfizer, Inc., Novartis AG, Viamet Inc., Cidara Therapeutics, Scynexis Inc. and Sigma Tau. With respect to competition for MAT2501 in the anti-bacterial marketplace, our current and potential competitors include Insmed Incorporated, Merck & Co., Tetraphase Pharmaceuticals, Inc., Achaogen, Inc., Raptor Pharmaceuticals and The Medicines Company.

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

Even if we obtain United States regulatory approval of MAT2203, MAT2501 or any other product candidates that we may develop, FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, and post-market surveillance to monitor safety and efficacy. Our future products will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continuous review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

In addition, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by FDA as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions, including revocation of its marketing approval. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the ACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners, and incur substantial costs to ensure compliance. Although it is too early to determine the effect of the Affordable Care Act, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

The ACA remains subject to legislative efforts to repeal, modify or delay the implementation of the law. Efforts to date have generally been unsuccessful as a result of the balance of power in Congress and the President’s veto power. However, the recent Presidential and Congressional elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, have resulted in additional efforts to repeal, modify or delay implementation of the ACA. If the ACA is repealed or modified, or if implementation of certain aspects of the ACA are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal, modification or delay in the implementation of the ACA on us at this time. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

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

 The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

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

There is increasing pressure on biotechnology companies to reduce healthcare costs.  In the U.S., these pressures come from a variety of sources, such as managed care groups, institutional, government purchasers and government leaders. For example, President Trump has indicated support for possible new measures related to drug pricing. Increased purchasing power of entities that negotiate on behalf of federal healthcare programs and private sector beneficiaries could increase pricing pressures in the future.  Such pressures may also increase the risk of litigation or investigation by the government regarding pricing calculations.  The biotechnology industry will likely face greater regulation and political and legal action in the future.

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

Certain of our licenses contained in our agreement with Rutgers contain provisions that allow the licensor to terminate the license if (i) we breach any payment obligation or other material provision under the agreement and fail to cure the breach within a fixed time following written notice of termination, (ii) we or any of our affiliates, licensees or sub licensees directly or indirectly challenge the validity, enforceability, or extension of any of the licensed patents or (iii) we declare bankruptcy or dissolve. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Termination of these licenses would prevent us from discovering, developing and commercializing product candidates based on the cochleate delivery technology, including our lead anti-infective product candidate, MAT2203. Determining the scope of the license and related royalty obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties’ payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from discovering, developing and commercializing product candidates based on the cochleate delivery technology, including our lead anti-infective product candidate.

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

We have received a qualified infectious disease product, or QIDP, designation for MAT2203 and MAT2501 and we may be eligible for designation of certain of our product candidates as QIDPs. A QIDP is “an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” A product designated as a QIDP will be granted priority review by the FDA and may qualify for “fast track” status. Upon the approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted a period of five years of regulatory exclusivity in addition to any other period of regulatory exclusivity for which the product is eligible. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Moreover, even if we do receive such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that our product candidate, even if determined to be a QIDP, will be approved by the FDA.

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

Risks related to our Securities

Pursuant to the terms of our outstanding Series A Preferred Stock, we may be obligated to pay significant royalties.

Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our outstanding Series A Preferred Stock, we may be required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2020, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203 or MAT2501, we are required to pay to the holders of our Series A Preferred Stock, subject to certain vesting requirements, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

We are obligated to pay dividends on outstanding shares of our Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable in shares of our common stock, which annual dividend will accumulate until such time as the shares of Series A Preferred Stock are converted, at which time the accumulated dividend will be satisfied by delivery of shares of common stock at a price per share of common stock equal to the conversion price of the Series A Preferred Stock then in effect (currently $0.50 per share). The Series A Preferred Stock will automatically convert at the conversion price in effect on July 29, 2019, unless such shares are converted earlier in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. The payment of such dividends will result in additional dilution to our holders of our common stock.

Our Series A Preferred Stock has certain preference rights upon any liquidation, dissolution or winding up.

Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Stock will be entitled to (i) first receive distributions out of our assets in an amount per share equal to $5.00, or the stated value, plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, receive distributions out of our assets on an as-converted basis alongside the common stock.

We do not intend to pay dividends on our common stock in the foreseeable future.

The Board of Directors will determine, in its sole discretion, our dividend policy after considering our financial condition, results of operations and capital requirements, as well as other factors. No dividends may be declared or paid on our common stock, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on the shares of Series A Preferred Stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future and you should not invest in us with the anticipation of receiving dividend income.

There has been a limited trading market for our common stock and there has been limited market activity to date.

Our common stock was listed on the NYSE MKT under the symbol “MTNB” on March 2, 2017. Prior to March 2, 2017, our common stock was available for quotation on the OTCQB under the symbol “MTNB.” There has been limited market activity to date. A lack of an active market may impair your ability to sell shares of our common stock at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Our share price has been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2015 through March 15, 2017, the market price of our common stock has fluctuated from a high of $3.99 per share to a low of $0.34 per share. Our progress in developing our product candidates, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

We are an “emerging growth company,” and we intend to take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until December 31, 2019, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we choose to continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are incurring significantly increased costs and devote substantial management time as a result of operating as a public company, which costs may increase after we are no longer an “emerging growth company.”

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

We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

In the event of a liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the proceeds and/or assets of our company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed first to the holders of our Series A Preferred Stock and thereafter to the stockholders of common stock (including the holders of our Series A Preferred Stock on an “as converted” basis) on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of our Company. In this event, you could lose some or all of your investment.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. We anticipate that our board of directors will have the authority to issue up to 8,400,000 additional shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your Shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

•	they provide that special meetings of stockholders may be called only by the board of directors, President or our Chairman of the Board of Directors, or at the request in writing by stockholders of record owning at least fifty (50%) percent of the issued and outstanding voting shares of common stock;
•	they do not include a provision for cumulative voting in the election of directors. Under cumulative voting, a minority stockholder holding a sufficient number of shares may be able to ensure the election of one or more directors. The absence of cumulative voting may have the effect of limiting the ability of minority stockholders to effect changes in our board of directors; and
•	they allow us to issue, without stockholder approval, up to 10,000,000 shares of preferred stock (of which up to 8,400,000 shares remain available for issuance) that could adversely affect the rights and powers of the holders of our common stock.

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

As a result of the 2013 Merger (as defined herein), our ability to utilize our U.S. federal net operating loss, carryforwards and U.S. federal tax credits may be limited under Sections 382 of the Internal Revenue Code of 1986, as amended. The limitations apply if an “ownership change,” as defined by Section 382 and Section 383, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 and Section 383 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Facilities

Our administrative offices consist of approximately 5,900 square feet of office space in Bedminster, NJ that we occupy under a lease that expires in May 2021. We also lease laboratory space approximating 14,000 square feet in Bridgewater, NJ, that expires in 2027.

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

Prior to July 21, 2014, no public trades occurred in our common stock. On July 21, 2014, our common stock commenced quotation on the OTCQB under the symbol “MTNB”. The following table sets forth, for the periods indicated, the reported high and low bid quotations per share for our common stock based on information provided by the OTC Market Group, Inc. Such OTCQB over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly because our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market. Subsequent to December 31, 2016, our common stock was listed on NYSE MKT effective March 2, 2017.

	Fiscal Year 2015
	High	Low
First Quarter	$0.65	$0.34
Second Quarter	$1.42	$0.60
Third Quarter	$1.05	$0.73
Fourth Quarter	$0.91	$0.60

	Fiscal Year 2016
	High	Low
First Quarter	$0.90	$0.45
Second Quarter	$0.79	$0.47
Third Quarter	$1.73	$0.61
Fourth Quarter	$1.95	$1.25

Holders

As of March 15, 2017, we had approximately 460 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Item 6.	Selected Financial Data

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative anti-infectives for orphan indications. Our product and development candidates are derived using our unique and proprietary lipid-crystal nano-particle, or cochleate, formulation platform delivery technology. Our proprietary cochleate delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, nano-encapsulates drugs and is designed to make these drugs orally bioavailable, well tolerated and safer and less toxic while providing targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation. We believe our cochleate technology provides us with an efficient and broadly applicable drug delivery platform, with particular utility in diseases and conditions in which the immune system plays a significant modulation role and where the immune system facilitates the active transport of our lipid crystal nano-particles throughout the body.

Currently, we are focused on the anti-infective market and on drug candidates which we believe demonstrate the value and innovation associated with our unique cochleate delivery platform technology while potentially providing significant health economic benefit to the health care system. We believe initially focusing on the anti-infective market has distinct advantages for the development of products which meet significant unmet medical need, including:

•	a current regulatory environment which provides small development and clinical stage companies incentives such as significant periods of regulatory marketing exclusivity and opportunities to reduce development cost and timeline to market for anti-infective drug candidates;

•	traditional high correlation between efficacy and safety data in preclinical animal models and the outcome of human clinical trials with anti-infective product candidates;

•	attractive commercial opportunities for anti-infective product differentiated in safety profile, mode of action and oral bioavailability positioned against current therapies with significant side effects, or drug to drug interactions, limited efficacy and intravenous delivery resulting in lack of convenience, compliance and at a significant burden to the cost of healthcare; and

•	an ability to commercialize anti-infective products with a focused and cost-efficient sales and marketing organization.

MAT2203 and MAT2501

We leveraged our platform cochleate delivery technology to develop two clinical-stage products that we believe have the potential to become best-in-class drugs. Our lead product candidate MAT2203 is an orally-administered cochleate formulation of a broad spectrum anti-fungal drug called amphotericin B. We are initially developing MAT2203 for the treatment of serious fungal infections as well as the prevention of invasive fungal infections (IFIs) due to immunosuppressive therapy. We are currently conducting two Phase 2 clinical trials involving MAT2203 and expect to report interim results from our open label NIH run Phase 2a clinical trial and topline results from our ongoing Phase 2 study of MAT2203 in Vulvovaginal Candidiasis in the first half of 2017.

Our second clinical stage product candidate is MAT2501, an orally administered, encochleated formulation of the broad spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tuberculous mycobacterium infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. We recently completed and announced topline results from a Phase 1 single escalating dose clinical trial of MAT2501 in healthy volunteers in which no serious adverse events were reported and where oral administration of MAT2501 at all tested doses yielded blood levels that were well below the safety levels recommended for injected amikacin, supporting further development of MAT2501 for the treatment of NTM infections.

We are a development stage company and have generated $0.2 million in contract research revenues during 2015. These contract research revenues ended during 2015 and we did not generate revenues during 2016. We have incurred losses for each period from inception. Our net loss was approximately $7.6 million and $9.1 million for the fiscal years ended December 31, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and MAT2501 and any other product candidates we choose to develop based upon our platform technology. Accordingly, we will need additional financing to support our  long term continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the year ended December 31, 2015, we generated $0.2 million in contract research revenues, resulting from the acquisition of Aquarius. No revenues were generated for the year ended December 31, 2016. Our ability to generate product revenue from our lead clinical product candidates, if approved, which we do not expect to occur before 2021, if ever, will depend significantly on the successful development and eventual commercialization of MAT2203 and MAT2501.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of MAT2203 and MAT2501 and, to a much lesser extent, MAT9001, which include:

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

The table below summarizes our direct research and development expenses for our product candidates for the years ended December 31, 2016 and 2015. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Year Ended December 31,
	2016	2015
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$152	$419
Preclinical trials	148	310
Clinical development	1,190	1,406
Regulatory	186	353
Internal staffing, overhead and other	2,272	2,804
Total research & development	$3,948	$5,292

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. During 2017, we will be focused on completion of our two Phase II studies for MAT2203, starting a new study, and moving MAT2501 forward in development.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services.

We anticipate that our general and administrative expenses will increase during 2017 due to the increased expenses related to our status as a publicly traded company, including expenses in support of compliance with the requirements of Section 404 of the Sarbanes Oxley Act as well as increase investor relations, protection of our intellectual property and insurance costs

Sale of Net Operating Losses (NOLs)

Constitutes income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program.

Other Income (expense), net

Other income and expense, net is largely comprised of interest income/ (expense) and franchise taxes.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the years ended December 31, 2016 and 2015 and to re-measure stock options issued to consultants.

	For the Year Ended December 31,
	2016	2015
Volatility	44.72% - 89.15%	71.0% - 102.3%
Risk-free interest rate	1.14% - 2.09%	1.34% - 1.74%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

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

Share-based compensation expense associated with stock options, restricted stock granted to employees and non-employees was $1.5 million for 2016 and $1.6 million for 2015. As of December 31, 2016, we had $0.7 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 0.6 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

The closing price of our stock (on the date of a grant) is used as an input in the measurement of stock-based compensation.

We estimated the forfeiture rate at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differed from those estimates. Forfeitures were estimated based on management’s expectation through industry knowledge and historical data.

The 2013 Equity Compensation Plan, as amended, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of December 31, 2016, there were 2,503,519 shares of our common stock available for issuance under the Plan.

As of December 31, 2016, we had outstanding options to purchase an aggregate of 8,291,000 shares of our common stock with a weighted average exercise price of $0.85. At December 31, 2016, 6,445,860 options had vested at a weighted average exercise price of $0.94 per share. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at December 31, 2016. The total intrinsic value of options outstanding and vested at December 31, 2016 was $4.6 million.

Basic and Diluted Net Loss Per Share of common stock

We compute basic net loss per share of common stock by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects stock options. We compute diluted net loss per share of common stock by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects stock options outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share of common stock for the years ended December 31, 2016 and 2015.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended
	December 31,		Increase
	2016	2015	(Decrease)
	(In thousands)
Expenses:
Research and development	$3,948	$5,292	$(1,344)
General and administrative	4,309	4,814	(505)
Operating Expenses	$8,257	$10,106	$(1,849)

Research and Development expenses. Research and Development (R&D) expense for the year ended December 31, 2016 was $3.9 million, compared to $5.3 million for the year ended December 31, 2015, a decrease of $1.4 million. R&D expenses decreased mainly due to the completion of a clinical human study in 2015 for MAT9001. In 2016, significant resources have been targeted to MAT2301 and MAT2501, limiting resources spent on MAT9001. We expect R&D expenses to increase during 2017 as we move our development programs forward, increase our headcount and finance our new laboratory and manufacturing facility.

General and Administrative expenses. General and administrative expense for the year ended December 31, 2016 was $4.3 million compared to $4.8 million for the year ended December 31, 2015, a decrease of $0.5 million. The decrease in general and administrative expense was primarily due to decreases in employee compensation, legal and accounting fees. We forecast increases in these areas in 2017 mainly related to expenses associated with being a public company on a national stock exchange.

Sources of Liquidity

We have funded our operations since inception through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2016, we have raised a total of $27.9 million in net proceeds from sales of our equity securities.

As of December 31, 2016, we had cash totaling $4.1 million. As detailed in our subsequent event note, in January 2017 we completed a warrant tender offer, which raised approximately $12.7 million in net proceeds.

2016 Private Placement

In July, August and September 2016, we conducted closings for a private placement, or the “2016 Private Placement,” pursuant to which we sold to accredited investors an aggregate of 1,600,000 Series A Preferred Shares, which are convertible into 16,000,000 shares of common stock based on the current conversion price, at a purchase price of $5.00 per share, for aggregate gross proceeds to the Company of $8.0 million (see note G for additional information about Preferred Stock). Net proceeds were approximately $6.8 million after legal and placement agent fees.

2015 Private Placement

In March and April 2015, we completed the 2015 Private Placement which is detailed in our Financial Statement footnotes (Note E), under which we sold an aggregate of 20,000,000 shares of our common stock and warrants to purchase an aggregate of 20,000,000 shares of our common stock with an exercise price of $0.75 per share, which warrants are exercisable for a period of five years from the initial closing date. Aegis Capital Corp. acted as the Placement Agent for the 2015 Private Placement (the “Placement Agent”). The gross proceeds to us from the 2015 Private Placement were $10.0 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Year Ended December 31
	2016	2015
Cash used in operating activities	$(6,119)	$(7,815)
Cash used in investing activities	-	(5)
Cash provided by financing activities	6,997	8,456
Net increase in cash and cash equivalents	$878	$636

Operating Activities

We have incurred significant costs in the area of research and development, including clinical, manufacturing, analytical, regulatory and other development costs. In addition, general and administrative expenses are incurred related to becoming a public company, personnel costs in the Finance and Executive area, as well as costs associated with legal and patent review. Net cash used in operating activities was approximately $6.1 million for the year ended December 31, 2016 and $7.8 million for the year ended December 31, 2015. We expect that there will be a significant increase in cash used in our research and development activities during 2017 as we continue to move our product candidates forward in their development cycle, add R&D headcount and establish our new laboratory and manufacturing facility

Investing Activities

No cash was spent on investing activities for the year ended December 31, 2016. For the year ended December 31, 2015, $5,000 was spent, primarily for the purchase of scientific laboratory equipment. During 2017, we plan to invest approximately $1 million in our new R&D and manufacturing facilities.

Financing Activities

Net cash provided by financing activities was $7.0 million for the year ended December 31, 2016 and $ 8.5 million for the year ended December 31, 2015. The cash provided by financing activities in 2016 was primarily due to the $8.0 million in gross proceeds raised in the private placement of our Preferred Stock, $0.3 million raised from the exercise of common stock warrants, offset by $1.2 million in issuance costs. The cash provided by financing activities for the year ended December 31, 2015 was primarily due to the $10.0 million in gross proceeds received from our 2015 Private Placement, offset by $1.5 million in issuance costs.

Funding Requirements and Other Liquidity Matters

MAT2203 and MAT2501 are still in development stages. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our Phase 2a clinical trials of MAT2203, our lead product candidate;

•	initiate and continue the research and development of our other product candidates and potential product candidates, including MAT2501;

•	seek to discover and develop additional product candidates using our cochleate lipid-crystal platform delivery technology, ;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements through the second quarter of 2018. In order to achieve our long term plans, we will need additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT2203 and MAT2501, and potentially conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have based this estimate on assumptions that may prove to be wrong in the future, and we may use our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June, 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term.

The Company was obligated to provide a security deposit of $300,000 to obtain the office lease space. This deposit was reduced by $100,000 in 2016 and 2015 and can be reduced down to $50,000 in 2017, as long as the Company makes timely rental payments.

On December 15, 2016, the Company entered into a 10 year, 3 month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. We estimate that the lease will begin on May 1, 2017, upon completion of construction. The monthly rent will start at approximately $43,000, increasing to approximately $64,000 in the final year.

To obtain the laboratory and facility site, the Company was obligated to provide a security deposit of $586,000 in December 2016. This security deposit can be reduced $100,000 on each of the first three anniversaries of the rent commencement date. On the fourth anniversary in the year 2021, it can be reduced another $86,000, with the balance remaining over the life of the lease.

On February 18, 2016 the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases to support NIH investigators in the conduct of clinical research to investigate the safety, efficacy, and pharmacokinetics of encochleated drug products in patients with fungal, bacterial, or viral infections at an annual funding of $200,000 per year for 3 years.

On November 10, 2016 the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases to support NIH investigators to acquire technical, statistical and administrative support for research activities as well as to pay for supplies and travel expenses for a total amount of $132,568 paid in 4 equal quarterly installments beginning in the fourth quarter 2016 and each quarter during 2017.

 Through our acquisition of Aquarius, we acquired a license from Rutgers University, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) for the cochleate delivery technology. The Amended and Restated Exclusive License Agreement between Aquarius and Rutgers provides for, among other things, (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement.

On September 12, 2016 the Company conducted a final closing of a private placement offering to accredited investors of shares of the Company’s Series A Preferred Stock. As part of this offer, the investors received royalty payment rights if and when the Company generates sales of MAT2203 or MAT2501.

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

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2016, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 27, 2017, we entered into a new employment agreement with its chief executive officer, Roelof Rongen, with the terms effective as of March 1, 2017. Under the terms of Mr. Rongen’s employment agreement, he will receive a base salary of $400,000 per year, subject to periodic adjustments as determined by our Board or Compensation Committee. In addition, Mr. Rongen will also be eligible to receive an annual bonus, which is targeted at 50% of his base salary based on his individual performance and our performance as a whole, however the achievement of the performance criteria will be determined by our Board or Compensation Committee. Mr. Rongen received an annual bonus of $160,000 for his performance during fiscal 2016. Mr. Rongen may also be eligible to receive option grants or other equity awards at the discretion of our Compensation Committee. In February 2017, Mr. Rongen received a grant of 600,000 options to purchase shares of our common stock at an exercise price of $3.32 per share. The options vest in equal monthly installments over three years. If we terminate Mr. Rongen’s employment without cause or Mr. Rongen resigns with good reason, subject to Mr. Rongen’s execution and non-revocation of a release and compliance with any post-termination obligations owed to us, we are required to pay him a severance of up to twelve months of his base salary, in effect on the date of termination, plus COBRA payments for twelve months. In addition, the vesting of his outstanding options, and any other outstanding equity held by him at the time of his termination, will be accelerated by six months upon such termination. If we terminate Mr. Rongen’s employment without cause during the 24 month period immediately following a change of control or Mr. Rongen resigns with good reason during the 24 month period immediately following a change of control, subject to Mr. Rongen’s execution and non-revocation of a release and compliance with any post-termination obligations owed to us, we are required to pay him a severance of up to eighteen months of his base salary, in effect on the date of termination, and his target annual bonus for the year in which the termination occurs plus COBRA payments for eighteen months. In addition, his outstanding options and any other outstanding equity held by him at the time of his termination, would vest in full upon such termination. Mr. Rongen is also subject to a customary non-disclosure agreement, pursuant to which Mr. Rongen has agreed to be subject to a non-compete and non-solicit covenant during the term of his employment and for a period of eighteen months following termination of his employment.

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

Name	Age	Position(s)
Herbert Conrad	84	Chairman of the Board, Director
Roelof Rongen	51	Chief Executive Officer, Director
Jerome D. Jabbour	42	President
Raphael J. Mannino	69	Senior Vice President and Scientific Officer
Abdel A. Fawzy	66	Executive Vice President, Pharmaceutical and Supply Chain Development
Gary Gaglione	64	Vice President of Finance and Accounting, Acting Chief Financial Officer
Douglas F. Kling	43	Senior Vice President for Clinical Development and Project Management
Stefano Ferrari	56	Director
Adam Stern	52	Director
James S. Scibetta	52	Director

Management

Roelof Rongen has served as our Chief Executive Officer and one of our directors since July 2013 and as President, Chief Executive Officer a co-founder and a director of Matinas BioPharma since April 2012. He was also the Founder and Chairman of Essential Fatty Acid Therapeutics LLC, a biotech company focused on the development of innovative fatty acid derivatives. Prior to Matinas BioPharma, Mr. Rongen was Executive Vice President North American Operations for Trygg Pharma AS (subsequently named EPAX AS) (2009-2012) and Vice President of Life Cycle Management and Intellectual Property at Reliant Pharmaceuticals, Inc., or Reliant (2000-2008). While at Reliant, Mr. Rongen held various earlier positions, including head of the Omacor®/Lovaza® launch team, Executive Director of Marketing for Lescol® and Executive Director of Business Development. Prior to Reliant, Mr. Rongen was also Global Product Director for Humira® at BASF Pharma (1998-2000), later acquired by Abbott Laboratories; a consultant at The Wilkerson Group in New York (1995-1998) and Arthur D. Little in Amsterdam (1990-1993), and a Research Fellow in biochemistry at Baylor University in Texas (1989-1990). Mr. Rongen earned an MBA from Kellogg GSM at Northwestern University in Evanston, IL, and a graduate degree in Molecular Sciences from Wageningen University in the Netherlands.

Jerome D. Jabbour, JD became our President during March 2016. Prior to that he served as our Executive Vice President, Chief Business Officer, General Counsel and Secretary since October 2013 and as one of our directors from April 2012 until November 2013. Mr. Jabbour is also a Co-founder of Matinas BioPharma. Prior to joining our management team, he was the Executive Vice President and General Counsel of MediMedia USA, or MediMedia, from 2012 to October 2013, a privately held diversified health care services company. Prior to MediMedia, he was the Senior Vice President, Head of Global Legal Affairs of Wockhardt Limited (2008-2012) and Senior Counsel and Assistant Secretary at Reliant (2004-2008). Earlier in his career, he held positions as Commercial Counsel at Alpharma, Inc. (2003-2004) and as a Corporate Associate at Lowenstein Sandler LLP (1999-2003). Mr. Jabbour earned his J.D. from Seton Hall University School of Law in New Jersey and a B.A. in Psychology from Loyola University in Baltimore.

Raphael J. Mannino has served as our Senior Vice President and Chief Scientific Officer since September 2015. From 1990 until August 2015, Dr. Mannino was an Associate Professor of Pathology and Laboratory Medicine at Rutgers University, New Jersey Medical School. Dr. Mannino founded BioDelivery Sciences, Inc., and served as its President, Chief Executive Officer and Chief Scientific Officer and a member of its Board of Directors from 1995 to 2000, when it was acquired by BioDelivery Sciences International, Inc. (NASDAQ: BDSI). Dr. Mannino served as BDSI’s Executive Vice President and Chief Scientific Officer from 2001 to 2009 and a member of its Board of Directors from 2000 to 2007. Dr. Mannino’s previous experience includes positions as Assistant, then Associate Professor, Albany Medical College (1980 to 1990), and Instructor then Assistant Professor, Rutgers Medical School (1977 to 1980). His postdoctoral training was from 1973 to 1976 at the Biocenter in Basel, Switzerland. Dr. Mannino received his Ph.D. in Biological Chemistry in 1973 from the Johns Hopkins University, School of Medicine.

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

Gary Gaglione, CPA  has served as our Acting Chief Financial Officer, Vice President of Finance & Accounting since April 2013. Prior to joining us as a full time employee, Mr. Gaglione was President of MCM Consulting LLC from 2011 until October 2013. Prior to MCM Consulting, Mr. Gaglione was Senior Director of Finance at Shionogi USA, Inc. (2011). In 2009 and 2010, he was Vice President of Finance and Controller for Phytomedics, Inc. Prior to Phytomedics, he was Controller for ProStrakan Inc.’s U.S. operations. From 2001 to 2008, Mr. Gaglione was an Executive Director at Reliant, initially as head of Planning, Budgets and Analysis, then, from 2006 on, as head of Internal Audit and Sarbanes Oxley Compliance in preparation for a potential Reliant initial public offering. Before Reliant, he held numerous finance positions of increasing responsibility at the U.S. subsidiary of Hoffmann-La Roche Inc. (1976-2001), including Vice President of R&D Finance (1997-2001). He started his finance career at KPMG LLP (1974-1976). Mr. Gaglione earned a B.S. degree in Business Administration with a major in Accounting from Villanova University and an MBA in Finance from Seton Hall University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2016, since our common stock was not registered under Section 12 of the Exchange Act, our directors and executive officers and persons who beneficially own more than 10% of our common stock are not required to file with the SEC various reports as to their ownership of and activities relating to our common stock.

Item 11.	Executive Compensation

Summary Compensation Table – 2016

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2016 for services rendered in all capacities to us for the years ended December 31, 2016 and December 31, 2015. These individuals are our named executive officers for 2016.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation($)	Total ($)
Roelof Rongen	2016	283,750	160,000	116,250	-	560,000
Chief Executive Officer	2015	300,000	132,000	101,638		533,638

Douglas F.Kling	2016	236,458	100,000	62,000	-	398,458
Senior Vice President, Clinical Development& Project Management	2015	198,840	-	145,602	-	344,442

Jerome D. Jabbour, President	2016	282,804	90,000	108,500	-	481,304
	2015	293,000	90,750	59,289	-	443,039

(1)

Amounts reflect the grant date fair value of option awards granted in 2016 and 2015 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

Rongen

On July 30, 2013 we entered into an employment agreement with Mr. Rongen for a period of three years. Under the terms of Mr. Rongen’s employment agreement, he received a signing bonus of $150,000 and will receive a base salary of $300,000 per year. In addition, Mr. Rongen will also be eligible to receive an annual bonus, which is targeted at 40% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Rongen may also be eligible to receive option grants at the discretion of our Compensation Committee. In October 2013, Mr. Rongen received a grant of 350,000 options at an exercise price of $0.94 per share. The options vest in equal monthly installments over three years from August 1, 2013. If we terminate Mr. Rongen’s employment without cause or Mr. Rongen resigns with good reason, we are required to pay him a severance of up to twelve months of his base salary plus benefits. In addition, the vesting of his outstanding options will be accelerated by six months upon such termination. If we terminate Mr. Rongen’s employment without cause during the 24 month period immediately following a change of control or Mr. Rongen resigns with good reason during the 24 month period immediately following a change of control, we are required to pay him a severance of up to eighteen months of his base salary and his target annual bonus plus benefits. In addition, his outstanding options would vest in full upon such termination. Mr. Rongen’s employment agreement provides for an increase in base salary of $50,000 annually, upon a future closing of an additional round of financing of at least $15 million and the initiation of the first Phase III study of MAT9001. Mr. Rongen will also be subject to a customary non-disclosure agreement, pursuant to which Mr. Rongen has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment. As part of our cost reduction measures, we have entered into a letter agreement with Mr. Rongen effective as of April 1, 2016 that provides for, among other things, a 10% reduction in base salary through December 31, 2016 and a requirement that the executive contribute 20% of the applicable premium cost for healthcare coverage under the Company’s group health plan. The letter agreement also provides that for purposes of calculating any severance payments, the base salary will be the base salary prior to such temporary reduction and therefore the temporary reduction in base salary will not impact the amounts that would be paid to the executive if his employment was terminated. Effective October 1, 2016, the Board restated Mr. Rongen’s salary to its level prior to the 10% reduction.

On February 21, 2017, the Compensation Committee of the Board approved for Mr. Rongen an annual salary of $400,000 effective March 1, 2017 and target bonus of 50%. On March 27, 2017, Matinas BioPharma Holdings, Inc. (the “Company”) entered into a new employment agreement with its chief executive officer, Roelof Rongen, with the terms effective as of March 1, 2017. Under the terms of Mr. Rongen’s employment agreement, he will receive a base salary of $400,000 per year, subject to periodic adjustments as determined by our Board or Compensation Committee. In addition, Mr. Rongen will also be eligible to receive an annual bonus, which is targeted at 50% of his base salary based on his individual performance and our performance as a whole, however the achievement of the performance criteria will be determined by our Board or Compensation Committee. Mr. Rongen received an annual bonus of $160,000 for his performance during fiscal 2016. Mr. Rongen may also be eligible to receive option grants or other equity awards at the discretion of our Compensation Committee. In February 2017, Mr. Rongen received a grant of 600,000 options to purchase shares of our common stock at an exercise price of $3.32 per share. The options vest in equal monthly installments over three years. If we terminate Mr. Rongen’s employment without cause or Mr. Rongen resigns with good reason, subject to Mr. Rongen’s execution and non-revocation of a release and compliance with any post-termination obligations owed to us, we are required to pay him a severance of up to twelve months of his base salary, in effect on the date of termination, plus COBRA payments for twelve months. In addition, the vesting of his outstanding options, and any other outstanding equity held by him at the time of his termination, will be accelerated by six months upon such termination. If we terminate Mr. Rongen’s employment without cause during the 24 month period immediately following a change of control or Mr. Rongen resigns with good reason during the 24 month period immediately following a change of control, subject to Mr. Rongen’s execution and non-revocation of a release and compliance with any post-termination obligations owed to us, we are required to pay him a severance of up to eighteen months of his base salary, in effect on the date of termination, and his target annual bonus for the year in which the termination occurs plus COBRA payments for eighteen months. In addition, his outstanding options and any other outstanding equity held by him at the time of his termination, would vest in full upon such termination. Mr. Rongen is also subject to a customary non-disclosure agreement, pursuant to which Mr. Rongen has agreed to be subject to a non-compete and non-solicit covenant during the term of his employment and for a period of eighteen months following termination of his employment.

 Kling

On March 12, 2015 we entered into an employment agreement with Mr. Kling for a period of three years. Under the terms of Mr. Kling’s employment agreement, upon signing the agreement he received a grant of 350,000 options and he will receive a base salary of $250,000 per year. In addition, Mr. Kling will also be eligible to receive an annual bonus, which is targeted at 30% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Kling will also be eligible to receive option grants at the discretion of our Compensation Committee. In February 2016, Mr. Kling received a grant of 200,000 options at an exercise price of $0.43 per share. The options vest in equal monthly installments over three years from February 2016. If we terminate Mr. Kling’s employment without cause or Mr. Kling resigns with good reason, we are required to pay him a severance of up to nine months of his base salary plus benefits. In addition, the vesting of his outstanding options will be accelerated by six months upon such termination. If we terminate Mr. Kling’s employment without cause during the 24 month period immediately following a change of control or Mr. Kling resigns with good reason during the 24 month period immediately following a change of control, we are required to pay him a severance of up to eighteen months of his base salary and his target annual bonus plus benefits. In addition, his outstanding options would vest in full upon such termination. Mr. Kling will also be subject to a customary non-disclosure agreement, pursuant to which Mr. Kling has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment. As part of our cost reduction measures, we have entered into a letter agreement with Mr. Kling effective as of April 1, 2016 that provides for, among other things, a 10% reduction in base salary through December 31, 2016 and a requirement that the executive contribute 20% of the applicable premium cost for healthcare coverage under the Company’s group health plan. The letter agreement also provides that for purposes of calculating any severance payments, the base salary will be the base salary prior to such temporary reduction and therefore the temporary reduction in base salary will not impact the amounts that would be paid to the executive if his employment was terminated. Effective October 1, 2016, the Board restated Mr. Kling’s salary to its level prior to the 10% reduction.

On February 21, 2017, the Compensation Committee of the Board approved for Mr. Kling an annual salary of $ 290,000 effective March 1, 2017 and target bonus of 30%.

Jabbour

On September 3, 2013, we entered into an employment agreement with Mr. Jabbour for a period of three years, which was effective as of October 4, 2013. Under the terms of Mr. Jabbour’s employment agreement, Mr. Jabbour received a signing bonus of $75,000 and will receive a base salary of $275,000 per year. In addition, Mr. Jabbour will also be eligible to receive an annual bonus, which is targeted at 30% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Jabbour will also be eligible to receive option grants at the discretion of our Compensation Committee. On October 4, 2013, Mr. Jabbour received a grant of 200,000 options at an exercise of $0.94 per share. The options will vest in equal monthly installments over three years from the date of grant. Mr. Jabbour also received a grant of 150,000 at an exercise price of $0.94 per share, which vests in equal monthly installments over three years beginning on August 1, 2013. If we terminate Mr. Jabbour’s employment without cause or Mr. Jabbour resigns with good reason, we are required to pay him a severance of up to nine months of his base salary plus benefits. In addition, the vesting of his outstanding options will be accelerated by six months upon such termination. If we terminate Mr. Jabbour’s employment without cause during the 24 month period immediately following a change of control or Mr. Jabbour resigns with good reason during the 24 month period immediately following a change of control, we are required to pay him a severance of up to eighteen months of his base salary and his target annual bonus plus benefits. In addition, his outstanding options would vest in full upon such termination. Mr. Jabbour’s employment agreement provides for an increase in base salary of $50,000 annually, upon the closing of an additional round of financing of at least $15 million and the initiation of the first Phase III study of MAT9001. Mr. Jabbour will also be subject to a customary non-disclosure agreement, pursuant to which Mr. Jabbour has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment. As part of our cost reduction measures, we have entered into a letter agreement with Mr. Jabbour effective as of April 1, 2016 that provides for, among other things, a 10% reduction in base salary through December 31, 2016 and a requirement that the executive contribute 20% of the applicable premium cost for healthcare coverage under the Company’s group health plan. The letter agreement also provides that for purposes of calculating any severance payments, the base salary will be the base salary prior to such temporary reduction and therefore the temporary reduction in base salary will not impact the amounts that would be paid to the executive if his employment was terminated. Effective October 1, 2016, the Board restated Mr. Jabbour’s salary to its level prior to the 10% salary reduction.

Outstanding Equity Awards at Fiscal Year-End Table – 2016

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2016.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Roelof Rongen	114,593	260,408	$0.43	Feb. 14, 2026
	200,016	99,984	0.41	Jan. 27, 2025
	350,000	0	$1.28	July 20, 2024
	350,000	0	$0.94	October 2, 2023

Doug Kling	61,116	138,884	$0.43	Feb. 14, 2026
	213,906	136,094	$.52	Mar. 11, 2025

Jerome D. Jabbour	106,953	243,047	$0.43	Feb. 14, 2026
	116,676	58,324	0.41	Jan. 27, 2025
	350,000	0	$1.28	July 20, 2024
	350,000	0	$0.94	October 3, 2023

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

Shares Subject to the 2013 Plan. As of March 22, 2017 the aggregate number of shares of common stock available for issuance in connection with awards granted under the 2013 Plan is 14,155,292 shares, subject to customary adjustments for stock splits, stock dividends or similar transactions (the “Initial Limit”). Incentive Stock Options may be granted under the 2013 Plan with respect to all of those shares. The number of shares of common stock available for issuance under the 2013 Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2015, in an amount equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year (the “Annual Increase”). Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the Annual Increase in the share reserve for such calendar year shall be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of common stock which may be issued in respect of Incentive Stock Options is equal to the Current Limit, and will be increased on each January 1, by the Annual Increase for such calendar year.

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

Director Compensation Table – 2016

The following table summarizes the annual compensation for our non-employee directors during 2016.

Name	Stock Awards($) (1)	Option Awards ($) (1)	Total ($)
Herbert Conrad	72,500	10,850	83,350
Stefano Ferrari	45,000	6,975	51,975
James S. Scibetta	50,000	6,975	56,975
Adam Stern	35,000	6,820	41,820

(1)	Amounts reflect the grant date fair value of stock awards and option awards granted in 2016 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the directors.

On February 21, 2017, non-employee directors were awarded stock awards as compensation for 2017. The dollar amounts were $65,000 for H. Conrad, $56,250 for S. Ferrari, $58,750 for J. Scibetta and $35,000 for A. Stern. These stock awards vest on a quarterly basis based on service during 2017.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2017 by:

•	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 89,055,327 shares outstanding as of March 15, 2017. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 15, 2017. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

5% Stockholders
Jennifer Lorenzo(1)	15,918,003	16.9%
Laurence G. Allen(2)	4,811,250	5.4%

Directors and Executive Officers
Roelof Rongen(3)	4,709,454	5.2%
Herbert Conrad(4)	4,585,807	5.1%
Stefano Ferrari(5)	1,273,773	1.4%
James Scibetta (6)	830,535	* %
Adam Stern (7)	8,907,567	9.7%
Abdel A. Fawzy, Ph.D.(8)	2,559,086	2.8%
Gary Gaglione(9)	305,005	*
Jerome Jabbour(10)	1,800,374	2.0%
Douglas King(11)	460,586	*
Raphael Mannino (12)	1,668,936	1.9%
Directors and Executive Officers as a group (10 persons) (13)	27,101,123	30.4%

 * Less than 1%

(1)          Based on information contained in a Schedule 13D filed on March 22, 2017. Includes (i) 521,243 shares of common stock owned by Ms. Lorenzo, (ii) 10,496,760 shares of common stock held by GJG Life Sciences, LLC and (iii) 4,900,000 shares of common stock underlying shares of Series A Preferred Stock held by GJG Life Sciences, LLC. GJG Capital, LLC is the Managing Member of GJG Life Sciences, LLC, a limited liability company. Ms. Lorenzo is the Managing Member of GJG Capital, LLC and, as a result, Ms. Lorenzo and GJG Capital, LLC may be deemed to be indirect beneficial owners. The address for reporting persons is c/o GJG Capital, LLC. 107 Circle Road, Staten Island, NY 10304.

(2)          Includes 30,000 convertible preferred shares if converted to 300,000 common shares.

(3)          Includes 1,175,038 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2017. Does not include 799,962 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2017

(4)          Includes (i) 20,000 convertible preferred shares if converted to 200,000 common shares (ii) 606,207 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2017. Does not include 57,126 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2017.

(5)          Includes (i) 246,000 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 15, 2017 (ii) 477,226 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2017. Does not include 45,274 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2017.

(6)          Includes 417,226 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2017. Does not include 45,274 shares of common stock underlying options that are not exercisable within sixty days of March 15, 20117.

(7)          Includes (i) 1,702,676 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 15, 2017, (ii) 421,416 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2017, (iii) 300,000 shares of common stock that are owned by Pavilion Capital Partners, LLC, which is wholly-owned by Mr. Stern, (iv) 300,000 shares of common stock that are owned by Piper Ventures Partners, LLC, which is wholly-owned by Mr. Stern, (v) 6000,000 shares of common stock that are owned by SternAegis Ventures LLC, which is wholly-owned by Mr. Stern, (vi) 1,000,000 shares held by AKS Family Foundation and (vii) 3,589,483 shares of common stock held by AKS Family Partners. Does not include 41,084 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2017.

(8)          Includes 838,900 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2017. Does not include 186,100 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2017.

(9)          Includes 265,005 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2017. Does not include 139,995 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2017.

(10)        Includes 1,041,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 15, 2017. Does not include 584,001 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2017.

(11)        Includes 380,586 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2017. Does not include 519,414 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2017.

(12)        Includes 249,371 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 15, 2017. Does not include 285,629 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2017.

(13)        See notes (3) through (12).

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c) (2)
Equity compensation plans approved by security holders (1)	9,325,393	$0.85	2,503,519

(1)	The amounts shown in this row include securities under the Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan").

(2)	In accordance with the "evergreen" provision in our 2013 Plan, an additional 2,326,380 shares were automatically made available for issuance on the first trading day of 2017, which represents 4% of the number of shares outstanding on December 31, 2016; these shares are excluded from this calculation.

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2014, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $100,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Consulting Agreement

We entered into a consulting agreement with the Placement Agent in July 2013. The consulting agreement had a term of 12 months pursuant to which we paid the Placement Agent $20,000 per month. Under the terms of the consulting agreement, the Placement Agent agreed to provide customary financial advisory services as reasonably requested by us, including consulting services for financing and capital markets activity, mergers, acquisitions, joint ventures and licensing agreements. This consulting agreement terminated on July 30, 2014.

Warrant Tender Offer

In January 2017, we completed a warrant tender offer. We had filed a Schedule TO pursuant to which it offered, or the Offer to Amend and Exercise to amend certain outstanding warrants, or the Original Warrants to purchase an aggregate of 36,728,612 shares of common stock to: (i) reduce the exercise price of the Original Warrants to $0.50 per share of common stock in cash, (ii) shorten the exercise period of the Original Warrants so that they expire concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Eastern Time) on January 13, 2017, as may be extended by the Company in its sole discretion, or the Expiration Date, (iii) restrict the ability of the holder of shares issuable upon exercise of the Amended Warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of six months after the Expiration Date, or the Lock-Up Period; and (iv) provide that a holder, acting alone or with others, will agree not to effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities Exchange Act of 1934, as amended, or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

The Offer to Amend and Exercise expired at 5:00 p.m. Eastern Time on January 13, 2017. Pursuant to the Offer to Amend and Exercise, an aggregate of 30,966,350 Original Warrants were tendered by their holders and were amended and exercised in connection therewith for an aggregate exercise price of approximately $15.5 million, including the following: 3,750,000 Formation Warrants; 754,000 Merger Warrants; 7,243,750 2013 Investor Warrants; 500,000 Private Placement Warrants; 14,750,831 2015 Investor Warrants; 722,925 $2.00 PA Warrants (of which 721,987 were exercised on a cashless basis); 1,426,687 $1.00 PA Warrants (of which 1,424,812 were exercised on a cashless basis); and 1,818,157 $0.75 PA Warrants (of which 1,774,017 were exercised on a cashless basis). The gross cash proceeds from such exercises were approximately $13.5 million and the net cash proceeds after deducting warrant solicitation agent fees and other estimated offering expenses were approximately $12.7 million. Prior to the Offer to Amend and Exercise, the Company had 58,159,495 shares of common stock outstanding and warrants to purchase an aggregate of 40,255,234 shares of common stock. Following the Offer to Amend and Exercise, the Company had 87,310,154 shares of common stock outstanding and warrants to purchase an aggregate of 9,288,884 shares of common stock.

Certain of our officers, directors and holders of more than 5% of our capital stock participated in the Offer to Amend and Exercise as set forth below.

Name	Number of Shares Purchased in Offer to Amend and Exercise		Aggregate Purchase Price Paid
GJG Life Sciences, LLC	3,516,711		$1,758,356
Roelof Rongen	50,000		25,000
Herbert Conrad	1,875,000		937,500
Adam Stern and affiliated entities	4,216,492	(1)	1,025,000
Stefano Ferrari	4,000		2,000
James Scibetta	100,000		50,000
Gary Gaglione	20,000		10,000
Douglas Kling	40,000		20,000

(1) Includes 2,166,492 placement agent warrants which were exercised on a “cashless basis”.

We retained Aegis Capital Corp. to act as its Warrant Agent for the Offer to Amend and Exercise pursuant to a Warrant Agent Agreement. Aegis Capital received a fee equal to 5% of the cash exercise prices paid by holders of the Original Warrants (excluding the placement agent warrants) who participated in the Offer to Amend and Exercise. In addition, we agreed to reimburse Aegis Capital for its reasonable out-of-pocket expenses and attorney’s fees, including a $35,000 non-accountable expense allowance.

Voting Agreement

In connection with the initial closing of the 2013 Private Placement, the stockholders of Matinas BioPharma, Inc. (“Matinas BioPharma”) prior to the 2013 Merger (as defined below) and the 2013 Private Placement (the “Matinas Stockholders”) and the stockholders of the Company prior to the Merger (the “Company Stockholders”), entered into a Voting Agreement (the “Voting Agreement”). Pursuant to the terms of the Voting Agreement, (i) the Matinas Stockholders have the right to nominate four (4) members to our Board (the “Matinas Stockholders’ Nominees”), (ii) the Company Stockholders will vote in favor of the election and removal of the Matinas Stockholders’ Nominees and (iii) the Company Stockholders shall nominate the Aegis Nominee to our Board and (iv) the Matinas Stockholders shall vote in favor of the election and removal of the Aegis Nominee. The Voting Agreement expired on July 11, 2016.

2016 Private Placement

In the third quarter of 2016, we completed a private placement, or the 2016 Private Placement, pursuant to which we sold to accredited investors an aggregate of 1,600,000 shares of Series A Preferred Stock at a purchase price of $5.00 per share, for aggregate gross proceeds to us of $8.0 million. Certain of our officers, directors and holders of more than 5% of our capital stock purchased shares of Series A Preferred Stock in the 2016 Private Placement as set forth below.

Name	Number of Series A Preferred Shares Purchased	Aggregate Purchase Price Paid
GJG Life Sciences, LLC	490,000	$2,450,000
Laurence G. Allen and affiliated entities	30,000	150,000
Herbert Conrad	20,000	100,000
Adam Stern and affiliated entities	20,000	100,000

We entered into a Placement Agency Agreement with Aegis Capital Corp. pursuant to which Aegis acted as our exclusive placement agent for the 2016 Private Placement. Immediately prior to the 2016 Private Placement, the Placement Agent and its affiliates beneficially owned an aggregate of more than 10% of our outstanding equity securities. In addition, Adam Stern, Head of Private Equity Banking at Aegis, is a member of our board of directors. Pursuant to the terms of the Placement Agency Agreement, in connection with the 2016 Private Placement, we paid the Placement Agent an aggregate cash fee of $800,000 and non-accountable expense allowance of $240,000 and have issued to the Placement Agent warrants to purchase 1,600,000 shares of common stock at $0.50 per share.  The warrants provide for a cashless exercise feature and are exercisable for a period of five years from the date of closing. We have also agreed to pay the Placement Agent similar cash and warrant compensation with respect to, and based on, any individual or entity that the Placement Agent solicits interest from in connection with this Offering, excluding our existing stockholders and certain other specified investors, who subsequently invests in us at any time prior to the date that is twelve (12) months following the final Closing of this Offering. In addition, we entered into a three year, non-exclusive finder’s fee agreement with the Placement Agent providing that if the Placement Agent shall introduce us to a third party that consummates certain types of transactions with our Company, such as business combinations, joint ventures and licensing arrangements, then the Placement Agent will be paid a finder’s fee, payable in cash at the closing of such transaction, equal to (a) 5% of the first $1,000,000 of the consideration paid in such transaction; plus (b) 4% of the next $1,000,000 of the consideration paid in such transaction; plus (c) 3% of the next $5,000,000 of the consideration paid in the such transaction; plus (d) 2.5% of any consideration paid in such transaction in excess of $7,000,000. Further, we have granted the Placement Agent, the irrevocable preferential right of first refusal to act as co-manager for any proposed public or private offering of our securities where we utilize a third party placement agent or underwriter, which right of first refusal expires September 12, 2017.

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

Vendor Agreement

Since January 1, 2011, we have submitted orders for the purchase of an omega-3 fatty acid concentrate from KD-Pharma Bexbach GmbH, or KD Pharma. For the years ended December 31, 2014, December 31, 2015 and December 31, 2016, these orders totaled $258 thousand, $46 thousand and $0 respectively. Mr. Ferrari, a member of our board, is the brother of a part owner of the holding company that owns KD Pharma.

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

Director Independence

Based on information requested from and provided by each of our directors, our board of directors has determined that Messrs. Herbert Conrad, Stefano Ferrari and James Scibetta are “independent directors” as such term is defined in the rules of The NYSE MKT’s corporate governance requirements and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Item 14.	Principal Accounting Fees And Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2016 and December 31, 2015, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Year Ended December 31,
	2016	2015
	(in thousands)
Audit Fees	$90	$100
Tax Fees	8	9
Total Fees	$98	$109

Audit Fees consist of fees for professional services and expenses relating to the audit of our annual financial statements, the audit of our internal control over financial reporting and the review of our quarterly financial information.

Tax Fees are for tax-related services related primarily to tax consulting and tax planning.

The Audit Committee pre-approves all auditing services and any non-audit services that the independent registered public accounting firm is permitted to render under Section 10A (h) of the Exchange Act. The Audit Committee may delegate the pre-approval to one of its members, provided that if such delegation is made, the full Audit Committee must be presented at its next regularly scheduled meeting with any pre-approval decision made by that member.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission)

4.1	Common Stock Specimen*

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.4	Registration Rights Agreement dated July 30, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.5	Form of 2015 Investor Warrant. (incorporated by reference to Exhibit 4.4 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.6	Form of 2015 Placement Agent Warrant. (incorporated by reference to Exhibit 4.5 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.7	Registration Rights Agreement dated March 31, 2015 between the Company and the investors named therein. (incorporated by reference to Exhibit 4.6 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.8	Form of 2016 Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.1	Voting Agreement, dated July 30, 2013, by and among the Company and the stockholders named therein. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.2	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.9	Employment Agreement, dated July 30, 2013, between the Company and Roelof Rongen (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.10	Employment Agreement, dated July 30, 2013, between the Company and Abdel A. Fawzy. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.11	Employment Agreement effective as of October 4, 2013 between the Company and Jerome Jabbour (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.12	Offer Letter, dated October 31, 2013, between the Company and Gary Gaglione (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.14	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.15	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) +.

10.16	Employment Agreement, dated March 12, 2015, between Matinas BioPharma Holdings, Inc. and Douglas F. Kling. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015). †

10.17	Placement Agency Agreement dated March 19, 2015 between the Company and Aegis Capital Corp. (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.18	Form of Subscription Agreement for the Company’s 2015 private placement. (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.19	Employment Agreement, dated September 1, 2015, between Matinas Biopharma Holdings, Inc. and Raphael J. Mannino. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015).

10.20	Separation and Consulting Agreement between George Bobotas and Matinas BioPharma Holdings, Inc., dated September 29, 2015. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015).

10.21	Placement Agency Agreement dated June 27, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.22	Finder’s Agreement dated July 29, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.23	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Roelof Rongen†*

10.24	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Abdel Fawzy†*

21.1	Subsidiaries Index*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certifications**

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016 and 2015; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.*

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 31, 2017.

MATINAS BIOPHARMA HOLDINGS, INC.

By:	/s/ Roelof Rongen
Name: Roelof Rongen
Title: Chief Executive Officer

By:	/s/ Gary Gaglione
Name: Gary Gaglione
Title: Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Roelof Rongen	Chief Executive Officer and Director	March 31, 2017
Roelof Rongen	(Principal Executive Officer)

/s/ Gary Gaglione	Acting Chief Financial Officer	March 31, 2017
Gary Gaglione	(Principal Financial and Accounting Officer)

/s/ Herbert Conrad	Chairman of the Board	March 31, 2017
Herbert Conrad

/s/ Stefano Ferrari	Director	March 31, 2017
Stefano Ferrari

/s/ James S. Scibetta	Director	March 31, 2017
James S. Scibetta

/s/ Adam K. Stern	Director	March 31, 2017
Adam K. Stern

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Matinas BioPharma Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries (the “Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matinas BioPharma Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 31, 2017

 Matinas BioPharma Holdings Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,105,451	$3,226,997

Restricted cash	155,610	100,326

Prepaid expenses	304,427	231,797

Total current assets	4,565,488	3,559,120

Equipment - net	356,143	377,723

In-process research and development	3,017,377	3,017,377

Goodwill	1,336,488	1,336,488

Other assets, including long term security deposit	540,845	115,370

TOTAL ASSETS	$9,816,341	$8,406,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$475,602	$497,842
Note payable	118,046	-
Accrued expenses	829,724	610,206
Deferred rent liability	11,485	9,225
Lease liability	9,936	11,261
Total current liabilities	1,444,793	1,128,534

LONG TERM LIABILITIES

Deferred tax liability	1,205,141	1,205,141
Lease liability - net of current portion	16,446	-

TOTAL LIABILITIES	2,666,380	2,333,675

Commitments	-	-

STOCKHOLDERS' EQUITY

Convertible preferred stock, stated value $5.00 per share, Authorized amount issued and outstanding 1,600,000 and 0 shares as of December 31, 2016 and December 31, 2015, respectively (liquidation preference – $8,000,000 at December 31, 2016) Net of issuance costs.	6,086,350	-

Common stock, par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 58,159,495 issued and outstanding as of December 31, 2016; 57,180,148 issued and outstanding as of December 31, 2015	5,817	5,719

Additional paid in capital	36,237,504	29,253,848

Accumulated deficit	(35,179,710)	(23,187,164)

Total stockholders' equity	7,149,961	6,072,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,816,341	$8,406,078

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2016	2015
Revenue:
Contract research revenue	$-	$194,494

Costs and Expenses:
Research and development	3,947,644	5,292,193
General and administrative	4,309,489	4,813,800

Total costs and expenses	8,257,133	10,105,993

Loss from operations	(8,257,133)	(9,911,499)

Sale of New Jersey net operating loss	674,901	756,472

Other income/(expense), net	(16,505)	19,627

Net loss	$(7,598,737)	$(9,135,400)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(4,393,809)	-

Net loss attributable to common shareholders	$(11,992,546)	$(9,135,400)

Net loss available for common shareholders per share - basic and diluted	$(0.21)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	57,654,830	51,481,002

The accompanying notes are an integral part of these consolidated financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

December 31, 2016

							Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	(Shares)	(Amount)	(Shares)	(Amount)	Paid - in Capital	Deficit	Equity
Balance at December 31, 2013	-	$-	32,000,000	$3,200	$14,302,307	$(3,830,719)	$10,474,788

Stock Based Compensation	-	-	-	-	1,821,402	-	1,821,402

Issuance of Common Stock for services	-	-	292,650	30	152,721	-	152,751

Net Loss for the year ended December 31, 2014	-	-	-	-	-	(10,221,045)	(10,221,045)

Balance at December 31, 2014	-	-	32,292,650	3,230	16,276,430	(14,051,764)	2,227,896

Shares issued for Aquarius Inc. Purchase January 29, 2015	-	-	4,608,020	460	2,119,229	-	2,119,689

Aquarius Inc. Contingent Equity Consideration	-	-	-	-	753,346	-	753,346

Private Placements	-	-	20,000,000	2,001	8,520,163	-	8,522,164

Private Placement Issuance Costs	-	-	-	-	(7,945)	-	(7,945)

Stock Based Compensation	-	-	-	-	1,354,373	-	1,354,373

Issuance of Common Stock as Compensation for services	-	-	278,784	28	237,967	-	237,995

Issuance of Common Stock for exercised options	-	-	694	-	285	-	285

Net Loss for the year ended December 31, 2015	-	-	-	-	-	(9,135,400)	(9,135,400)

Balance as of December 31, 2015	-	$-	57,180,148	$5,719	$29,253,848	$(23,187,164)	$6,072,403

Stock Based Compensation	-	-	463,266	46	1,218,897	-	1,218,943

Issuance of Common Stock as Compensation for services	-	-	-	-	299,954	-	299,954

Issuance of Common Stock in exchange for warrants	-	-	516,081	52	314,949	-	315,001

Issuance of Series A Preferred Shares and warrants	1,600,000	6,086,350	-	-	1,913,650	-	8,000,000

Preferred Stock Issuance Costs	-	-	-	-	(1,157,603)	-	(1,157,603)

Beneficial conversion feature accredited as deemed dividend	-	-	-	-	4,393,809	(4,393,809)	-

Net Loss for the year ended December 31, 2016	-	-	-	-	-	(7,598,737)	(7,598,737)

Balance as of December 31, 2016	1,600,000	$6,086,350	58,159,495	$5,817	$36,237,504	$(35,179,710)	$7,149,961

The accompanying notes are an integral part of these consolidated financial statements

Matinas BioPharma Holdings Inc.

Consolidated Statements of Cash Flow

	Year Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,598,737)	$(9,135,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,644	43,502
Deferred rent	2,260	9,225
Share based compensation expense	1,518,897	1,592,367
Changes in operating assets and liabilities, net of amounts acquired:
Grant receivable	-	45,643
Prepaid expenses	189,694	(111,588)
Other assets	(480,759)	100,621
Accounts payable	(22,240)	(73,726)
Accrued expenses - other liabilities	219,518	(285,047)
Net cash used in operating activities	(6,118,723)	(7,814,403)

Cash flows from investing activities:
Equipment purchases	-	(76,179)
Acquisition of Aquarius, net of cash acquired	-	70,754

Net cash used in investing activities	-	(5,425)

Cash flows from financing activities:
Proceeds from issuance of preferred shares and warrants	8,000,000	-
Preferred stock issuance cost	(1,157,603)	-
Proceeds from common stock issued for cash	-	10,000,000
Common stock issuance cost	-	(1,485,496)
Proceeds from exercise of warrants	315,001	-
Payment capital lease liability	(15,943)	(48,392)
Payment of note payable	(144,278)	(10,000)
Net cash provided by financing activities	6,997,177	8,456,112

Net increase in cash and cash equivalents	878,454	636,284
Cash and cash equivalents at beginning of year	3,226,997	2,590,713

Cash and cash equivalents at end of year	$4,105,451	$3,226,997

Supplemental non-cash financing and investing activities:
Stock consideration for Aquarius merger	$-	$2,119,689
Deemed dividend for convertible preferred stock beneficial conversion feature	$4,393,809	$-
Note Payable for insurance premiums	$262,324	$-
Equipment acquired under capital lease	$31,064	$-
Contingent equity consideration for Aquarius merger	$-	$753,346

The accompanying notes are an integral part of these consolidated financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Financial Statements
(tabular dollars and shares in thousands, except per share data)

NOTE A – Nature of Business

[1]	Corporate History

Matinas BioPharma Holdings Inc. (“Holdings”) is a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc. (“BioPharma”), and Matinas BioPharma Nanotechnologies, Inc. (“Nanotechnologies,” formerly known as Aquarius Biotechnologies, Inc.), its operating subsidiaries (“Aquarius”, and together with “Holdings” and “BioPharma”, “the Company” or “we” or “our” or “us”). The Company is a development stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products.

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

On September, 13, 2016, the Company announced the final closing of an $8.0 million private placement equity financing, which represents the full amount of the offering. The Company sold to accredited investors an aggregate of 1,600,000 Series A Preferred Shares at a purchase price of $5.00 per share resulting in net proceeds of approximately $6.9 million (see Note E for additional details).

[2]	Proprietary Products and Technology Portfolios

We currently have two clinical-stage products designed for the treatment of infectious disease. Our lead product candidate is MAT 2203, a novel oral formulation of a broad spectrum anti-fungal drug called amphotericin B which uses our cochleate delivery technology. We are currently screening and enrolling patient in a Phase 2a study of MAT2203 in collaboration with the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. In the third quarter of 2016, the NIH commenced dosing patients in this Phase 2a study and, assuming the NIH meets the anticipated clinical timelines, we anticipate announcing results of this study during the first half of 2017. In addition to the Phase 2a study being conducted by the NIH, we commenced a second Phase 2 study in patients with vulvovaginal candidiasis during the fourth quarter of 2016, with results anticipated late in the first half of 2017.

Our second clinical stage product candidate is MAT2501, an orally administered, encochleated formulation of the broad spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tubercular mycobacterial infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections.

We are also exploring the development of MAT2501 for the treatment of a variety of serious and acute bacterial infections, including the treatment of gram negative bacterial infections, currently the most significant unmet medical need identified by infectious disease specialists. We recently filed an Investigational New Drug (IND) application with FDA and were cleared to commence Phase 1 clinical studies in January 2016. We have initiated the first Phase 1 study of MAT2501 during the fourth quarter of 2016.

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

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2016, the Company had an accumulated deficit of approximately $35.2 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the year ended December 31, 2016 was approximately $7.6 million and $9.1 million for the year ended December 31, 2015.

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

Assuming the Company obtains FDA approval for one or more of its product candidates, which the Company does not expect to receive until 2021 at the earliest, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward for other indications for its lead product candidates and diversifies its R&D portfolio. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

The Company will need to secure additional capital in order to fund operations and to continue and complete its planned clinical and operational activities related to the product candidates and technologies that the Company recently acquired from Aquarius. The Company can provide no assurances that such additional financing will be available to the Company on acceptable terms, or at all. On January 13, 2017, the Company completed its warrant tender offer, with gross cash proceeds of $ 13.5 million and net proceeds estimated at $ 12.7 million (see Footnote J for additional details). The Company anticipates that current cash on hand at December 31, 2016 plus the proceeds from the warrant tender offer would be sufficient to meet its operating obligations through the second quarter of 2018.

NOTE C - Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of Matinas BioPharma Holdings Inc. “Holdings” and its wholly owned subsidiaries, Matinas BioPharma Inc. and Matinas BioPharma Nanotechnologies, Inc. (formerly known as Aquarius Biotechnologies, Inc.) the operational subsidiaries of Holdings. The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash balances are maintained principally at one major U.S. financial institution and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the year ended December 31, 2016, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

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

The Company adopted the provisions of Accounting Standard Codification 740-10 and has analyzed its filing positions in 2015 and 2014 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2016.

Since the Company incurred net operating losses in every tax year since inception, the 2013, 2014 and 2015 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

[7]	Stock-Based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, “Stock Based Compensation”. Stock-based compensation to employees consist of stock option grants and restricted shares that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

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

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model, and estimates the fair value of restricted stock based upon the estimated fair value or the common stock. The amount of stock based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The authoritative guidance requires forfeitures to be estimated at the time stock options are granted and warrants are issued and revised. If necessary in subsequent periods, an adjustment will be booked if actual forfeitures differ from those estimated. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee and non-employee termination patterns.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, note payable, lease liability and accrued expenses approximate fair value due to the short-term nature of these instruments.

[9]	Earnings Per Share

Basic earnings per common share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding preferred stock, stock options and warrants would have an antidilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options and warrants and conversion of preferred shares to common shares which have been excluded from the diluted loss per share calculation for the years ended December 31, 2016 and 2015:

	2016	2015

Preferred Shares if converted	16,000	-

Stock Options	8,291	6,093

Warrants	40,255	39,250

Total	64,546	45,343

[10]	Revenue Recognition

The Company recognizes revenue from the NIH contracts when the specified performance milestone is achieved. The milestones are analyzed and approved on a monthly basis through progress reports submitted by the Company. The existing NIH contracts expired in 2015.

[11]	Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents and our included as part of general and administrative expenses in our consolidated statements of operations.

[12]	Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” The Board is issuing the amendments in this update to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We are required to apply the amendments in this for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We have evaluated this standard and believes it will not have a material impact on our consolidated financial position or results of operation.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805)” The Board is issuing the amendments in this update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. We are required to apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods.

In August 2016, the (FASB) issued 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of 2018 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company but does not believe the adoption will have a material impact on the Company's consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09 “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share–based payment award transactions. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. We have evaluated this standard and believe it will not have a material impact on our consolidated financial position or results of operation.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of 2019 and mandates a modified retrospective transition method. We believe that its adoption will not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Simplifying the Classification of Deferred Tax Assets and Liabilities.” The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. We have elected to early adopt the provisions of this new standard using a prospective method. As a result, all deferred taxes as of December 31, 2016 and December 31, 2015 are classified as noncurrent in our consolidated balance sheet, while prior periods remain as previously reported. As of December 31, 2016 there are no deferred tax assets, as we have posted a full allowance against deferred tax assets.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The standard was effective for interim and annual periods beginning after December 15, 2015 and its adoption did not have a material impact on our financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods after that. Early application is permitted. We have adopted this standard and it does not have a material impact on our consolidated financial position or results of operation.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Partnership expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e., the original effective date). As such, this ASU is effective for annual reporting periods beginning after December 15, 2017 for public companies and 2018 for private companies. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. We will adopt this standard once we begin to generate revenue from operations. Successful adoption of ASU 2014-09 is contingent upon the commencement of the marketing of our products.

 In March and April 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net)” and ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, respectively, which clarifies the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. In addition, in May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which amends certain narrow aspects of Topic 606. We will adopt this standard once we begin to generate revenue from operations. We do not believe these standards will have a material impact on our consolidated financial position or results of operation.

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

The Company's intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. We perform our IPR&D Impairment testing in the fourth quarter. As of December 31, 2016 no impairment of IPR&D has been identified. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In 2016, we assessed goodwill impairment by obtaining a third party appraisal on the reporting unit. In addition, management assesses potential impairment of goodwill on an annual basis at December 31, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based on the results of the appraisal and management’s assessment of qualitative factors, it was determined it is more likely than not that the reporting unit’s assigned goodwill had estimated fair values greater than the respective reporting unit’s individual net asset carrying value. As such, there was no impairment of goodwill in 2016 and the two step impairment test was not performed.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. Management’s assessment of all factors concluded there was no impairment of IPR&D in 2016.

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

NOTE D – Acquisition of Aquarius Biotechnologies, Inc. (now Matinas Biopharma Nanotechnologies, Inc.)

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

Pursuant to the terms of the Merger Agreement, we were obligated to issue an aggregate of up to 5,000,000 shares of our common stock at closing, subject to adjustment as set forth in the Merger Agreement. At closing, we issued 4,608,020 shares (the “Closing Shares”) of our common stock as closing consideration. In addition, subject to our right of offset for indemnification claims, we may issue up to an additional 3,000,000 shares (the “Additional Shares”) of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing Aquarius’ proprietary cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing Aquarius’ proprietary cochleate delivery technology. The Company concluded that the contingent share issuance represented equity settled contingent consideration and have recorded the amounts to equity since inception. None of these milestones have yet been reached, and accordingly, as of December 31, 2016 no additional shares have been issued.

The transaction was accounted for as a business combination, and accordingly the Company has included the results of operations of Aquarius subsequent to the January 29, 2015 closing date. The transaction resulted in a significant amount of in-process research and development, goodwill and deferred tax liability on the balance sheet. There were no changes to the recorded amounts in 2016.

The acquisition-date fair value of the consideration transferred totaled $2,873,035 as of January 29, 2015 and consisted of the following items:

Fair value of 4,608,020 of common stock issued at a price per share of $0.46 as of January 29, 2015 the closing date of the merger.	$2,120

Fair value of potential Matinas common stock as contingent consideration that will be issued upon achieving certain future clinical milestone-(a)	422

Fair value of potential Matinas common stock as contingent consideration that will be issued upon achieving certain future regulatory milestone-(a)	331

Total consideration	$2,873

(a)-Reflects recognition of the estimated fair value of the contingent consideration payable with issuance of Matinas common stock upon achievement of certain future clinical and regulatory milestones, the achievement of which is uncertain. The fair value of the additional shares were established by assigning probabilities and projected dates of positive outcome for the milestones and valuing the future issuance of the shares by using the Black-Scholes options pricing model to account for the uncertainty in the future value of the shares. The value of the shares as derived using the options pricing model were then weighted based on the probability of achieving the milestones to determine the fair market value of the additional shares. The entire $753,346 of contingent consideration was recorded as additional paid-in capital during the year ended December 31, 2015.

Deferred income taxes arising from basis differences of tax aspects of in-process research and development from the transaction amounted to $1.2 million as indicated on the consolidated balance sheets for the years ended December 31, 2016 and 2015.

NOTE E – 2016 Private Placement Funding

In July, August and September 2016, we conducted closings for a private placement, or the “2016 Private Placement,” pursuant to which we sold to accredited investors an aggregate of 1,600,000 Series A Preferred Shares, which are convertible into 16,000,000 shares of common stock based on the current conversion price, at a purchase price of $5.00 per share, for aggregate gross proceeds to the Company of $8.0 million (see note G for additional information about Preferred Stock). Net proceeds were approximately $6.8 million after legal and placement agent fees listed below.

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

NOTE F – Equipment

Fixed assets, summarized by major category, consist of the following for the year ended:

	December 31,	December 31,
	2016	2015
Lab Equipment	$438	327
Furniture and Fixtures	20	20
Capitalized Leased Equipment	31	111
Leasehold Improvements	7	7
Total	496	465
Less accumulated depreciation and amortization	140	87
Equipment, net	$356	$378

In 2016, the company entered a 36-month capital lease for lab equipment which has a buyout option of $1 at the end of lease. The lab equipment under this lease was capitalized and will be depreciated on a straight-line basis over the lease term of 36 months. During the years ended December 31, 2016 and 2015, the Company recognized interest expense of $1,198 and $885, respectively associated with the capital lease payments. Depreciation expense for the years ended December 31, 2016 and 2015 was approximately $53 thousand and $44 thousand, respectively.

NOTE G - Stock Holders Equity

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

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series A preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series A was approximately $4.4 million. The beneficial conversion amount of approximately $4.4 million was then accreted back to the preferred stock as a deemed dividend and charged to accumulated deficit as the conversion rights were 100% effective at the time of issuance.

Liquidity Value and Dividends:

Pursuant to the Certificate of Designations, the Series A Preferred Shares accrue dividends at a rate of 8.0% per year, payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends which have been earned but not declared through December 31, 2016 are approximately $187 thousand. The Series A Preferred Shares vote on an as converted basis with the Company’s common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Royalty:

The Series A Preferred Shares include the right, as a group, to receive: (i) 4.5% of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, and (ii) 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”). The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Shares. The royalty rights that are part of the Series A Preferred Shares will vest, in equal thirds, upon each of the July 29, 2017, July 29, 2018, and July 29, 2019, which are the first, second and third anniversary dates of the Initial Closing, (each a “Vesting Date”); provided however, if the Series A Preferred Shares automatically convert into common stock prior to the 36 month anniversary of the initial closing, then the royalty rights that are part of the outstanding Series A Preferred Shares shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Shares are purchased after the initial closing, the vesting periods for the royalty rights that are part of the Series A Preferred Shares shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the right to receive a royalty will follow the Series A Preferred Shares; after July 29, 2019 the royalty payment rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. The Company believes that such rights are not separable free standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of the royalty rights in future periods. As of December 31, 2016, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

Classification:

These Series A Preferred Shares are classified within permanent equity on the Company’s consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Warrants

As of December 31, 2016, the Company had outstanding warrants to purchase an aggregate of 40,255,234 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

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

The Company may call the Warrants, other than the Placement Agent Warrants, at any time the common stock trades above $5.00 (for 13 million warrants issued in 2013) or above $ 3.00 (for 20 million warrants issued in 2015) for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the Warrants, provided that the Warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the Investor Warrants for redemption, if it also calls all other Warrants for redemption on the terms described above. The Placement Agent Warrants do not have a redemption feature. The Placement Agent Warrants may be exercised on a “cashless” basis. Such term is a contingent feature and within the control of the Company, therefore does not require liability classification

A summary of equity warrants outstanding as of December 31, 2016 is presented below, all of which are fully vested.

Shares
Total Warrants Issued through December 31, 2014	15,250
Investor Warrants, issued, terms 5 years, exercisable at $0.75	20,000
Placement Agent Warrants, issued, terms 5 years, exercisable at $0.75	2,000
Placement Agent Warrants, issued, terms 5 years, exercisable at $0.50	2,000
Total Warrants Issued through December 31, 2015	39,250
2016 Warrant activity:
September 12, 2016, Placement Agent Warrants, 1,600,000 issued, terms 5 years, exercisable at $0.50	1,600
Third quarter, 2016, exercised Warrants	(333)
Fourth quarter, 2016, exercised Warrants	(262)
Total Warrants Outstanding at December 31, 2016	40,255

As described in Note J Subsequent Events, on December 14, 2016 the Company offered to amend and exercise, all Original Warrants with exercise prices of $0.75 or above, for a reduced exercise price of $0.50. This offer to amend and exercise was closed on January 13, 2017 and resulted in the exercise of approximately 31 million warrants.

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its consolidated statements of operations as follows:

	Year Ended December 31,
	2016	2015

Research and Development	$554	$528
General and Administrative	965	1,064
Total	$1,519	$1,592

The following table contains information about the Company’s stock plan at December 31, 2016:

Awards
	Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	11,829	9,325	*	2,504

* includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from January 1, 2015 to December 31, 2016:

		Weighted	Weighted Average
	Number of	Average	Contractual Term
	Options	Exercise Price	In Years
Outstanding at January 1, 2015	5,353	$1.06	9.1
Granted	1,960	0.56
Exercised	-
Forfeited	(217)	0.95
Expired	(193)	0.89
Outstanding at December 31, 2015	6,903	$0.93	8.4
Granted	1,631	0.41
Exercised	-	-
Forfeited	(180)	0.66
Cancelled	(64)	0.94
Expired	-	-
Outstanding at December 31, 2016	8,290	$0.85	7.3

As of December 31, 2016, the number of vested shares underlying outstanding options was 6,445,860 at a weighted average exercise price of $0.94. The aggregate intrinsic value of in the-money options outstanding as of December 31, 2016 was $4.6 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $1.40 on December 31, 2016, and the exercise price of options, multiplied by the number of options. As of December 31, 2016, there was approximately $700 thousand of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 0.6 years.

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

	For the Year Ended December 31,
	2016	2015
Volatility	44.72% - 89.15%	71.1% - 102.3%
Risk-free interest rate	1.14% - 2.09%	1.34% - 1.74%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

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

NOTE I – COMMITMENTS

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June, 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term.

On December 15, 2016, the Company entered into a 10 year, 3-month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. We estimate that the lease will begin on April 1, 2017, upon completion of construction. The monthly rent will start at approximately $ 43 thousand, increasing to approximately $ 64 thousand in the final year.

The Company records rent expense on a straight-line basis. Rent expense for the years ended December 31, 2016 and 2015 was $ 243,790 and $211,500, respectively.

Listed below is a summary of future minimum rental payments:

Year Ending December 31,
Lease
Commitments
2017	$418
2018	700
2019	725
2020	751
2021	691
Total future minimum lease payments	$3,285

The Company was obligated to provide a security deposit of $300,000 to obtain the office lease space. This deposit was reduced by $100,000 in 2016 and 2015 and can be reduced down to $50,000 in 2017, as long as the Company makes timely rental payments.

To obtain the laboratory and facility site, the Company was obligated to provide a security deposit of $586,000. This security deposit can be reduced $100,000 on each of the first three anniversaries of the rent commencement date. On the fourth anniversary, it can be reduced another $86,000, with the balance over the remaining life of the lease.

On February 18, 2016 the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases to support NIH investigators in the conduct of clinical research to investigate the safety, efficacy, and pharmacokinetics of encochleated drug products in patients with fungal, bacterial, or viral infections at an annual funding of $200,000 per year for 3 years.

In July 2016, the Company entered into a Finance Agreement in the amount of $262,324, to fund the premium payments for the Director and Officer Liability policy. The term of this agreement is 10 months, ending May 30, 2017. Monthly payments including interest at 3.25% are $23,962.

On November 10, 2016 the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases to support NIH investigators to acquire technical, statistical and administrative support for research activities as well as to pay for supplies and travel expenses for a total amount of $132,568 paid in 4 equal quarterly installments beginning in the fourth quarter 2016 and each quarter during 2017.

Through our acquisition of Aquarius, we acquired a license from Rutgers University, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) for the cochleate delivery technology. The Amended and Restated Exclusive License Agreement between Aquarius and Rutgers provides for, among other things, (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement.

On September 12, 2016 the Company conducted a final closing of a private placement offering to accredited investors shares of the Company’s Series A Preferred Stock. As part of this offer, the investors received royalty payment rights if and when the Company generates sales of MAT2203 or MAT250. Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our outstanding Series A Preferred Stock, we may be required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2020, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203 or MAT2501, we are required to pay to the holders of our Series A Preferred Stock, subject to certain vesting requirements, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

NOTE J – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2016 and December 31, 2015, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2016	2015

Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%
Permanent items	(3.9)%	(5.3)%
Research and development credit	3.4%	3.0%
Change in valuation allowance	(33.5)%	(31.7)%
Effective income tax rate	0.0%	0.0%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses.

Significant components of the Company's deferred tax assets (liabilities) for 2016 and 2015 consist of the following:

	($ in thousands)
	As of December 31,
	2016	2015
Deferred tax assets (liabilities)
Share-based compensation	$549	$519
Depreciation and amortization	12	37
Warrants	43	44
Accrued liability	253	118
Net operating loss carryforwards	9,068	7,093
Federal research and development credit carryforwards	804	525
Other	2	-
In process research and development	(1,205)	(1,205)
Deferred income tax assets	9,526	7,131
Valuation allowance	(10,731)	(8,336)
Net deferred tax liabilities	$(1,205)	$(1,205)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company's ability to carryback losses to previous years in which the Company had taxable income. Due to the Company's history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowance was approximately $10.7 million and $8.3 million as of December 31, 2016 and 2015, respectively, representing an increase of $2.4 million.

As of December 31, 2016, the Company had Federal net operating loss carryforwards of $ 25.3 million. The Company also had federal and state research and development tax credit carryforwards of $851,000. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2033, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

In December 2016, the Company recognized a tax benefit of approximately $675,000 in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program. The previous year’s tax benefit was approximately $760,000.

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

NOTE K – Subsequent Events

On January 13, 2017, the Company completed its tender offer to amend and exercise certain categories of existing warrants.

Pursuant to the Offer to Amend and Exercise, an aggregate of 30,966,350 Original Warrants were tendered by their holders and were amended and exercised in connection therewith for an aggregate exercise price of approximately $13.5 million, including the following: 3,750,000 Formation Warrants; 754,000 Merger Warrants; 7,243,750 2013 Investor Warrants; 500,000 Private Placement Warrants; 14,750,831 2015 Investor Warrants; 722,925 $2.00 PA Warrants (of which 721,987 were exercised on a cashless basis); 1,426,687 $1.00 PA Warrants (of which 1,424,812 were exercised on a cashless basis); and 1,818,157 $0.75 PA Warrants (of which 1,774,017 were exercised on a cashless basis). The gross cash proceeds from such exercises were approximately $13.5 million and the net cash proceeds after deducting warrant solicitation agent fees and other estimated offering expenses were approximately $12.7 million. Prior to the Offer to Amend and Exercise, the Company had 58,159,495 shares of common stock outstanding and warrants to purchase an aggregate of 40,255,234 shares of common stock. Following the Offer to Amend and Exercise, the Company had 87,310,154 shares of common stock outstanding and warrants to purchase an aggregate of 9,288,884 shares of common stock.

The Company retained Aegis Capital Corp. (“Aegis Capital”) to act as its Warrant Agent for the Offer to Amend and Exercise pursuant to a Warrant Agent Agreement. Aegis Capital received a fee equal to 5% of the cash exercise prices paid by holders of the Original Warrants (excluding the placement agent warrants) who participated in the Offer to Amend and Exercise. In addition, the Company agreed to reimburse Aegis Capital for its reasonable out-of-pocket expenses and attorney’s fees, including a $35,000 non- accountable expense allowance.

- F-25 -