Form 10-Q
period 2017-03-31
Matinas BioPharma Holdings, Inc.
filed 2017-05-15
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No   ☒

As of May 12, 2017, 91,397,393 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2017

i

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017 (Unaudited)	2016 (Audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,834,798	$4,105,451

Restricted cash	155,636	155,610

Prepaid expenses	803,039	304,427

Total current assets	16,793,473	4,565,488

Equipment - net	344,158	356,143

In-process research and development	3,017,377	3,017,377

Goodwill	1,336,488	1,336,488

Other assets including long term security deposit	540,145	540,845

TOTAL ASSETS	$22,031,641	$9,816,341

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,247,487	$475,602
Note payable	47,218	118,046
Accrued expenses	471,501	829,724
Unearned revenue	164,656	-
Deferred rent liability	11,744	11,485
Lease liability	10,134	9,936
Total current liabilities	1,952,740	1,444,793

LONG TERM LIABILITIES

Deferred tax liability	1,205,141	1,205,141
Lease liability - net of current portion	13,837	16,446

TOTAL LIABILITIES	3,171,718	2,666,380

Commitments	-	-

STOCKHOLDERS' EQUITY

Convertible preferred stock, stated value $5.00 per share, 1,600,000 shares authorized at March 31, 2017 and December 31, 2016, 1,590,000 and 1,600,0000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively (liquidation preference – $7,950,000 at March 31, 2017)	6,048,310	6,086,350

Common stock par value $0.0001 per share, 250,000,000 shares authorized at March 31, 2017 and December 31, 2016; 90,985,192 issued and outstanding as of March 31, 2017; 58,159,495 issued and outstanding as of December 31, 2016	9,098	5,817

Additional paid in capital	52,478,342	36,237,504

Accumulated deficit	(39,675,827)	(35,179,710)

Total stockholders' equity	18,859,923	7,149,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,031,641	$9,816,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Contract research revenue	$14,969	$-

Costs and Expenses:
Research and development	2,384,218	921,711
General and administrative	2,117,975	1,315,777

Total costs and expenses	4,502,193	2,237,488

Loss from operations	(4,487,224)	(2,237,488)

Other income/(expense), net	(8,893)	(7,122)

Net loss	$(4,496,117)	$(2,244,610)

Inducement charge from exercise of warrants	(16,741,356)	-

Net loss attributable to common shareholders	$(21,237,473)	$(2,244,610)

Net loss available for common shareholders per share - basic and diluted	$(0.25)	$(0.04)

Weighted average common shares outstanding: basic and diluted	84,595,597	57,287,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Quarter Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,496,117)	$(2,244,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,986	12,891
Deferred rent	259	993
Share based compensation expense	1,371,734	392,694
Changes in operating assets and liabilities:
Prepaid expenses	(498,612)	93,780
Other assets	673	(53)
Accounts payable	771,885	122,722
Accrued expenses	(193,568)	79,032
Net cash used in operating activities	(3,031,760)	(1,542,551)

Cash flows from financing activities:
Proceeds from exercise of warrants	14,834,344	-
Payment of capital lease liability	(2,410)	(11,261)
Payment of note payable	(70,827)	-
Net cash provided by (used in) financing activities	14,761,107	(11,261)
Net increase (decrease) in cash and cash equivalents	11,729,347	(1,553,812)
Cash and cash equivalents at beginning of period	4,105,451	3,226,997
Cash and cash equivalents at end of period	$15,834,798	$1,673,185

Supplemental non-cash financing:
Preferred Stock Conversion	$50,000	$-
Additional-paid-in-capital for modification of warrants	$16,741,356	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Tabular dollars and shares in thousands, except per share data)

NOTE A – Nature of Business

[1]	Corporate History

Matinas BioPharma Holdings Inc. (“Holdings”) is a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc. (“BioPharma”), and Matinas BioPharma Nanotechnologies, Inc. (“Nanotechnologies,” formerly known as Aquarius Biotechnologies, Inc.), its operating subsidiaries (“Nanotechnologies”, and together with “Holdings” and “BioPharma”, “the Company” or “we” or “our” or “us”). The Company is a development stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products.

On January 29, 2015, we completed the acquisition of Nanotechnologies (the “2015 Merger”), a New Jersey-based, early-stage pharmaceutical company focused on the development of differentiated and orally delivered therapeutics based on a proprietary, lipid-based, drug delivery platform called “cochleate delivery technology.” Following the 2015 Merger, we are a clinical-stage biopharmaceutical company focused on identifying and developing safe and effective broad spectrum antifungal and anti-bacterial therapeutics for the treatment of serious and life-threatening infections, using our innovative lipid-crystal nano-encapsulation drug delivery platform.

On September, 13, 2016, the Company completed the closing of an $8.0 million private placement equity financing. The Company sold to accredited investors an aggregate of 1,600,000 Series A Preferred Shares at a purchase price of $5.00 per share resulting in net proceeds of approximately $6.9 million. Each Series A Preferred Share is convertible into ten shares of common stock based on the current conversion price.

On January 13, 2017, the Company completed its tender offer to amend and exercise certain categories of existing warrants. Pursuant to the Offer to Amend and Exercise, an aggregate of 30,966,350 warrants were tendered by their holders and were amended and exercised in connection herewith . The gross cash proceeds from such exercises were approximately $13.5 million and the net cash proceeds after deducting warrant solicitation agent fees and other estimated offering expenses were approximately $12.7 million.

[2]	Proprietary Products and Technology Portfolios

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

NOTE B – Plan of Operations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2017, the Company had an accumulated deficit of approximately $39.7 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the quarters ended March 31, 2017 and 2016 was approximately $4.5 million and $2.2 million, respectively.

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

Assuming the Company obtains FDA approval for one or more of its product candidates, which the Company does not expect to receive until 2021 at the earliest, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward with additional clinical studies for its current product candidates and developing additional product candidates. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

The Company will need to secure additional capital in order to fund its long term continuing operations. The Company can provide no assurances that such additional financing will be available to the Company on acceptable terms, or at all. On January 13, 2017, the Company completed its warrant tender offer, with gross cash proceeds of $ 13.5 million and net proceeds estimated at $ 12.7 million (see Footnote D for additional details). The Company anticipates that current cash on hand at March 31, 2017 would be sufficient to meet its operating obligations into June 2018.

NOTE C – Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Holdings and its wholly owned subsidiaries, BioPharma, and Nanotechnologies, the operational subsidiaries of Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

These interim unaudited financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2016, which are included in the Form 10-K filed with the SEC on March 31, 2017. In the opinion of management, the interim unaudited financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

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

The Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash and cash equivalents to the extent the funds are not being held for investment purposes.

[4]	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally at two major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the three months ended March 31, 2017, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on an audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2017.

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

Basic earnings per common share is computed as net loss available for common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options, preferred stock and warrants would have an antidilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation for the three months ended March 31, 2017 and 2016:

	2017	2016

Stock options	10,326	8,281

Preferred Stock	15,900	—

Warrants	6,373	39,250

Total	32,599	47,531

[10]	Revenue Recognition

The Company recognizes revenue from grants and contracts when the specified performance milestones are achieved. These milestones are analyzed and approved on a monthly basis.

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

In August 2016, the (FASB) issued 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of 2018 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company does not believe the adoption will have a material impact on the Company's consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Partnership expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e., the original effective date). As such, this ASU is effective for annual reporting periods beginning after December 15, 2017 for public companies and 2018 for private companies. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. We will adopt this standard once we begin to generate revenue from operations and successful adoption of ASU 2014-09 is contingent upon the commencement of the marketing of our products.

In March 2016, the FASB issued ASU 2016-09 “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share–based payment award transactions. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. Pursuant to the adoption requirements for forfeitures, we now account for forfeitures as they occur rather than using an estimated forfeiture rate. The adoption of this standard effective January 1, 2017 did not have a material impact on our consolidated financial position or results of operation.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of 2019 and mandates a modified retrospective transition method. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

[13]	Goodwill and Other Intangible Assets

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the quarter ended March 31, 2017, we assessed goodwill impairment by performing a qualitative test for our reporting unit. During our qualitative review, we considered the Company’s cash position and our ability to obtain additional financing in the near term to meet our operational and strategic goals and substantiate the value of our business. Based on the results of our assessment, it was determined that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill for the quarter ended March 31, 2017.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments in quarter ended March 31, 2017.

[14]	Beneficial Conversion Feature of Convertible Preferred Stock

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

NOTE D – 2017 Warrant Tender Offer

On January 13, 2017, the Company completed its tender offer to amend and exercise certain categories of existing warrants.

Pursuant to the Offer to Amend and Exercise, an aggregate of 30,966,350 Warrants were tendered by their holders and were amended and exercised in connection therewith for an aggregate exercise price of approximately $15.5 million, including the following: 3,750,000 Formation Warrants; 754,000 Merger Warrants; 7,243,750 2013 Investor Warrants; 500,000 Private Placement Warrants; 14,750,831 2015 Investor Warrants; 722,925 $2.00 Placement Agent (PA) Warrants (of which 721,987 were exercised on a cashless basis); 1,426,687 $1.00 PA Warrants (of which 1,424,812 were exercised on a cashless basis); and 1,818,157 $0.75 PA Warrants (of which 1,774,017 were exercised on a cashless basis). The gross cash proceeds from such exercises were approximately $13.5 million and the net cash proceeds after deducting warrant solicitation agent fees and other estimated offering expenses were approximately $12.7 million. Prior to the Offer to Amend and Exercise, the Company had 58,159,495 shares of common stock outstanding and warrants to purchase an aggregate of 40,255,234 shares of common stock. Immediately following the Offer to Amend and Exercise (after the effect of certain cash and cashless exercises), the Company issued in exchange for the warrants 29,666,782 common shares. This resulted in 87,826,277 shares of common stock outstanding and warrants to purchase an aggregate of 9,288,884 shares of common stock. As of March 31, 2017 the Company has 90,985,192 shares of common stock outstanding and warrants to purchase an aggregate of 6,373,283 shares of common stock.

The Company considers the warrant amendment to be of an equity nature as the amendment allowed the warrant holder to exercise a warrant and receive a common share which represents an equity for equity exchange. Therefore, the change in the fair value before and after the modification of approximately $16.7 million will be treated as a change in additional paid in capital (APIC) as an inducement charge. The cash received upon exercise in excess of par is also accounted through APIC.

The Company retained Aegis Capital Corp. (“Aegis Capital”) to act as its Warrant Agent for the Offer to Amend and Exercise pursuant to a Warrant Agent Agreement. Aegis Capital received a fee equal to 5% of the cash exercise prices paid by holders of the warrants (excluding the placement agent warrants) who participated in the Offer to Amend and Exercise. In addition, the Company agreed to reimburse Aegis Capital for its reasonable out-of-pocket expenses and attorney’s fees, including a $35,000 non- accountable expense allowance.

NOTE E – Equipment

Fixed assets, summarized by major category, consist of the following ($ in thousands) for the three months ended March 31, 2017 and year ended December 31, 2016:

	March 31,	December 31,
	2017	2016
Lab equipment	$438	438
Furniture and fixtures	20	20
Equipment under capital lease	31	31
Leasehold improvements	7	7
Total	496	496
Less: accumulated depreciation and amortization	152	140
Equipment, net	$344	$356

On February 12, 2016, the Company entered in a new 36 month capital lease for lab equipment. The payments under the lease are accounted for as interest and payments under capital lease using 3 year amortization. During the three months ended March 31, 2017 the Company recognized interest expense of $504 associated with the lease payments.

NOTE F – Stock Holders Equity

Preferred Stock

In accordance with the Certificate of Incorporation, there are 10,000,000 authorized preferred shares at a par value of $ 0.001. In connection with the 2016 Private Placement, on July 26, 2016, the Company filed a Certificate of Designation (the “Certificate of Designations”) with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series A Preferred Shares. Pursuant to the Certificate of Designations, the Company designated 1,600,000 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. As of March 31, 2017, the Company had 1,590,000 shares of Series A Preferred Stock outstanding.

Conversion:

Each Series A Preferred Share is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the number of Series A Preferred Shares to be converted, multiplied by the stated value of $5.00 (the “Stated Value”), divided by the Conversion Price in effect at the time of the conversion (the initial conversion price will be $0.50, subject to adjustment in the event of stock splits, stock dividends, and fundamental transactions). Based on the current conversion price, each share of the Series A Preferred Stock is convertible into ten shares of common stock. A fundamental transaction means: (i) our merger or consolidation with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, or (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property. Each Series A Preferred Share will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series A Preferred Shares; provided however that in the event the Company elects to force automatic conversion pursuant to this clause (i), the conversion date for purposes of calculating the accrued Dividend (as defined below) is deemed to be the July 29, 2019, which is third anniversary of the Initial Closing, (ii) three years from the Initial Closing, (iii) the approval of the Company’s MAT2203 product candidate by the U.S. Food and Drug Administration or the European Medicines Agency (the “Regulatory Approval”) or (iv) the Regulatory Approval of the Company’s MAT2501 product candidate.

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

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series A preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series A was approximately $4.4 million. The beneficial conversion amount of approximately $4.4 million was then accreted back to the preferred stock as a deemed dividend and charged to accumulated deficit as the conversion rights were 100% effective at the time of issuance in the third quarter of 2016.

Liquidity Value and Dividends:

Pursuant to the Certificate of Designations, the Series A Preferred Shares accrue dividends at a rate of 8.0% per year, payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends which have been earned but not declared through March 31, 2017 are approximately $320,000. The Series A Preferred Shares vote on an as converted basis with the Company’s common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Royalty:

The Series A Preferred Shares include the right, as a group, to receive: (i) 4.5% of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, and (ii) 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”). The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Shares. The royalty rights that are part of the Series A Preferred Shares will vest, in equal thirds, upon each of the July 29, 2017, July 29, 2018, and July 29, 2019, which are the first, second and third anniversary dates of the Initial Closing, (each a “Vesting Date”); provided however, if the Series A Preferred Shares automatically convert into common stock prior to the 36 month anniversary of the initial closing, then the royalty rights that are part of the outstanding Series A Preferred Shares shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Shares are purchased after the initial closing, the vesting periods for the royalty rights that are part of the Series A Preferred Shares shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the right to receive a royalty will follow the Series A Preferred Shares; after July 29, 2019 the royalty payment rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. The Company believes that such rights are not separable free standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of the royalty rights in future periods. As of March 31, 2017, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

Classification:

These Series A Preferred Shares are classified within permanent equity on the Company’s condensed consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Warrants

As of March 31, 2017, the Company had outstanding warrants to purchase an aggregate of 6,373,283 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

The Warrants were exercisable immediately upon issuance and have a five-year term. The Warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. The exercise price and the number of warrant shares purchasable upon the exercise of the Investor Warrants (as opposed to Placement Agent Warrants) are subject to adjustment upon the occurrence of certain events, which include stock dividends, stock splits, combinations and reclassifications of the Company capital stock or similar “organic changes” to the equity structure of the Company (see Warrant table below). Accordingly, pursuant to ASC 815, the warrants are classified as equity.

The Company may call the Warrants, other than the Placement Agent Warrants, at any time the common stock trades above $5.00 ( for warrants issued in 2013) or above $ 3.00 (for warrants issued in 2015) for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the Warrants, provided that the Warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the Investor Warrants for redemption, if it also calls all other Warrants for redemption on the terms described above. The Placement Agent Warrants do not have a redemption feature. The Placement Agent warrants may be exercised on a “cashless” basis. Such term is a contingent feature and within the control of the Company, therefore does not require liability classification.

A summary of equity warrants outstanding as of March 31, 2017 is presented below, all of which are fully vested.

Shares
Total Warrants Outstanding at December 31, 2016	40,255
Warrants tendered on January 13, 2017	(30,966)
Warrants exercised first quarter, 2017 outside of tender offer	(2,916)
Total Warrants Outstanding at March 31, 2017	6,373

After the effect of certain cash and cashless exercises of warrants, the Company received net cash proceeds of $12.7 million from the warrants tendered on January 13, 2017 and $2.1 million for warrants exercised outside the tender offer, for a total of $14.8 million of proceeds.

NOTE G – Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. The Company currently has available 14,155,292 shares of common stock for issuance under the plan.

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its condensed consolidated statements of operations as follows ($ in thousands):

	Quarter Ended March 31,
	2017	2016

Research and Development	$435	$131
General and Administrative	937	262
Total	$1,372	$393

The following table contains information about the Company’s stock plan at March 31, 2017:

	Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	14,155	11,645	*	2,510

* includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2016 to March 31, 2017 (number of options in thousands):

		Weighted
	Number of	average
	Options	Exercise Price
Outstanding at December 31, 2016	8,290	$0.93
Granted	2,036	3.32
Outstanding at March 31, 2017	10,326	$1.34

As of March 31, 2017, the number of vested shares underlying outstanding options was 6,930,209 at a weighted average exercise price of $2.61. The aggregate intrinsic value of in the-money options outstanding as of March 31, 2017 was $15.9 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $2.77 on March 31, 2017, and the exercise price of options, multiplied by the number of options. As of March 31, 2017, there was $5.8 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 0.9 years.

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

	For the Three months Ended March 31,
	2017	2016
Volatility	75.03% - 82.26%	87.24% - 89.15%
Risk-free interest rate	1.93% - 2.22%	1.22% - 1.37%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

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

NOTE H – COMMITMENTS

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June, 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term.

On December 15, 2016, the Company entered into a 10 year, 3-month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. We estimate that the lease will begin on June 1, 2017, upon completion of construction. The monthly rent will start at approximately $43,000, increasing to approximately $64,000 in the final year.

The Company records rent expense on a straight-line basis. Rent expense for the three months ended March 31, 2017 and 2016 was $103,000 and $62,000, respectively.

Listed below is a summary of future minimum rental payments (including the remainder of 2017) as of March 31, 2017:

Year Ending December 31,
Lease
Commitments
Remainder of 2017	$292
2018	686
2019	711
2020	735
2021	675
Total future minimum lease payments	$3,099

The Company was obligated to provide a security deposit of $300,000 to obtain the headquarter office lease space located in Bedminster, New Jersey. This deposit was reduced by $100,000 in 2016 and 2015 and can be reduced down to $50,000 in 2017, as long as the Company makes timely rental payments.

To obtain the laboratory and facility site located in Bridgewater, New Jersey, the Company was obligated to provide a security deposit of $586,000. This security deposit can be reduced $100,000 on each of the first three anniversaries of the rent commencement date. On the fourth anniversary, it can be reduced another $86,000, with the balance over the remaining life of the lease.

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

Through the 2015 Merger, we acquired a license from Rutgers University, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) for the cochleate delivery technology. The Amended and Restated Exclusive License Agreement between Nanotechnologies and Rutgers provides for, among other things, (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement.

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

NOTE I – Subsequent Events

On April 3, 2017, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which allows us to offer, issue and sell from time to time together or separately, in one or more offerings, any combination of (i) our common stock, (ii) our preferred stock, which we may issue in one or more series, (iii) warrants, (iv) senior or subordinated debt securities, (v) subscription rights and (vi) units, consisting of any combination of the securities listed above. We will describe in a prospectus supplement the securities we are offering and selling, as well as the specific terms of the securities. The aggregate public offering price of the securities that we may offer from time to time pursuant to the shelf registration statement will not exceed $150.0 million. We will offer the securities in an amount and on terms that market conditions will determine at the time of the offering.

On April 28, 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million.. Cantor Fitzgerald will be acting as sales agent and be paid a 3% commission on each sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us.   These factors include, but are not limited to:

•	our ability to raise additional capital to fund our operations and to develop our product candidates;

•	our ability to raise additional capital, in light of the significant number of shares issuable upon conversion of our Series A Preferred Stock (including paying dividends in the form of common stock), upon exercise of outstanding warrants and options and upon achievement of certain milestones pursuant to the Matinas BioPharma Nanotechnologies, Inc. acquisition agreement;

•	our obligation to pay royalties to holders of our Series A Preferred Stock;

•	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

•	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

•	our ability to realize the anticipated benefits of certain cost-savings measures;

•	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

•	our ability to manufacture GMP (Good Manufacturing Practices) batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

•	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

•	our dependence on third-parties, including third-parties to manufacture and third-party CROs (Clinical Research Organizations) including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to recruit and retain key executive members and key personnel;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements and our ability to obtain additional financing;

•	our ability to adequately support growth;

•	developments of projections relating to our competitors or our industry; and

•	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

MAT2203 and MAT2501

We leveraged our platform cochleate delivery technology to develop two clinical-stage products that we believe have the potential to become best-in-class drugs. Our lead product candidate MAT2203 is an orally-administered cochleate formulation of a broad spectrum anti-fungal drug called amphotericin B. We are initially developing MAT2203 for the treatment of serious fungal infections as well as the prevention of invasive fungal infections (IFIs) due to immunosuppressive therapy. We are currently conducting two Phase 2 clinical trials involving MAT2203 and expect to report interim results from our open label NIH run Phase 2a clinical trial and topline results from our ongoing Phase 2 study of MAT2203 in Vulvovaginal Candidiasis in June of 2017.

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

We are a development stage company and have generated $ 15 thousand in contract research revenues during the three months ended March 31, 2017 and no revenue in the three months ended March 31, 2016. We have incurred losses for each period from inception. Our net loss was approximately $4.5 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and MAT2501 and any other product candidates we choose to develop based upon our platform technology. Accordingly, we will need additional financing to support our long term continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We generated Contract Research Revenue in the amount of $15 thousand for the three months ended March 31, 2017 versus zero in the same period of 2016. This revenue is directly related to our grant with the Cystic Fibrosis Foundation Therapeutics Inc. to study MAT2501, for the treatment of pre-clinical nontuberculous mycobacterium infection (NTM). The contract will last into 2018.

Research and Development Expenses

Research and development expenses consist of costs mainly incurred for the development of MAT2203 and MAT2501 which include:

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

The table below summarizes our direct research and development expenses for our product candidates for the three months ended March 31, 2017 and 2016. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Three months ended March 31,
	2017	2016
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$25	$28
Preclinical trails	297	13
Clinical development	949	204
Regulatory	75	36
Internal staffing, overhead and other	1,038	641
Total research and development	$2,384	$922

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

We expect our R&D expenses to increase during 2017 and into 2018 as we implement our additional Phase II studies and start Phase III with MAT2203 as well as start our Phase II studies with MAT2501. In addition, we have and will increase our headcount to support our ongoing product development.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, communication expenses, and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our general and administrative expenses to increase for the full year 2017 compared to 2016 due to increased expenses related to our status as a publicly traded company, including increased compensation expense and headcount to support our expanded operations and expenses in support of compliance with the requirements of Section 404 of the Sarbanes Oxley Act.

Other Expense, net

Other expense, net is largely comprised of interest expense and franchise taxes.

Application of Critical Accounting Policies

Our critical accounting policies are more fully described in Note C to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2016, there have been no material changes to our critical accounting policies.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the three months ended March 31, 2017 and 2016 and to re-measure stock options issued to consultants.

	For the Three months ended March 31,
	2017	2016
Volatility	75.03% - 82.26%	87.24% - 89.15%
Risk-free interest rate	1.93% - 2.22%	1.22% - 1.37%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees for the three months ended March 31, 2017 and 2016 was $1.4 million and $.4 million, respectively. As of March 31, 2017, we had $5.8 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately. 9 years.  In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the three months ended March 31 ($ in thousands) as follows:

	2017	2016
Research and development	$435	$131
General and administrative	937	262
Total	$1,372	$393

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of March 31, 2017, there were 2,509,805 shares of our common stock available for issuance under the Plan.

As of March 31, 2017, we had outstanding options to purchase an aggregate of 10,326,027 shares of our common stock with a weighted average exercise price of $1.34. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at March 31, 2017.

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016.

			Increase
	2017	2016	(Decrease)
($ in Thousands)
Revenues	$15	$-	$15

Cost and expenses:
Research and development	$2,384	$922	$1,462
General and administrative	2,118	1,316	802
Total cost and expenses	$4,502	$2,238	$2,264

Revenues. Revenue for the three months ended March 31, 2017 was $15,000 compared to $0 for the prior period. Revenue consists of revenue earned under the Cystic Fibrosis Foundation Therapeutics Inc. grant for MAT2501. This grant will end in 2018.

Research and Development expenses. Research and Development expense for the three months ended March 31, 2017 increased $1.5 million compared to the prior year period. This increase is primarily due to an increase in spending on clinical studies, associated with our lead development candidates, increased in costs associated with our expanded laboratory facilities, and increase in compensation costs. In the longer term, we expect R&D expenses to increase as we implement our development programs and increase our headcount.

General and Administrative expenses. General and Administrative expenses for the three month period ending March 31, 2017 were $2.1 million, an increase of $0.8 million due to higher legal, accounting and other professional fees. We expect these general and administrative expenses to continue to increase in 2017.

Sources of Liquidity

We have funded our operations since inception through private placements of our equity instruments, and most recently through a warrant tender offering. As of March 31, 2017, we have raised approximately $41 million in net proceeds from sales of our equity securities.

On April 3, 2017, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which allows us to offer, issue and sell from time to time together or separately, in one or more offerings, any combination of (i) our common stock, (ii) our preferred stock, which we may issue in one or more series, (iii) warrants, (iv) senior or subordinated debt securities, (v) subscription rights and (vi) units, consisting of any combination of the securities listed above. We will describe in a prospectus supplement the securities we are offering and selling, as well as the specific terms of the securities. The aggregate public offering price of the securities that we may offer from time to time pursuant to the shelf registration statement will not exceed $150.0 million. We will offer the securities in an amount and on terms that market conditions will determine at the time of the offering.

On April 28, 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million.. Cantor Fitzgerald will be acting as sales agent and be paid a 3% commission on each sale.

As of March 31, 2017, we had an accumulated deficit of $39.7 million, working capital of $14.8 million and cash totaling $15.8 million.

2017 Warrant Tender

On January 13, 2017, the Company completed its tender offer to amend and exercise certain categories of existing warrants.

Pursuant to the Offer to Amend and Exercise, an aggregate of 30,966,350 warrants were tendered by their holders and were amended and exercised in connection therewith for an aggregate exercise price of approximately $15.5 million. The aggregate gross cash proceeds were approximately $13.5 million and the net cash proceeds after deducting warrant solicitation agent fees and other estimated offering expenses were approximately $12.7 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Three months ended March 31,
	2017	2016
Cash used in operating activities	$(3,032)	$(1,542)
Cash provided by (used in) financing activities	14,761	(11)
Net increase (decrease) in cash	$11,729	$(1,553)

Operating Activities

We have incurred significant costs in the area of research and development, including manufacturing, analytical, regulatory and clinical development costs and costs associated with being a public company. Net cash used in operating activities was approximately $3.0 million for the three months ended March 31, 2017 and $1.5 million for the three months ended March 31, 2016.

Investing Activities

There were no investing activities for the three months ended March 31, 2017 and 2016.

Financing Activities

Net cash provided by financing activities was $14.8 million for the three months ended March 31, 2017 due to net proceeds from warrant tender offer and warrants exercised by investors outside of this offer.

Funding Requirements and Other Liquidity Matters

MAT2203 and MAT2501 are still in development stages. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	conduct our planned Phase 2 and Phase 3 clinical trials of MAT2203, our lead product candidate;

•	initiate and continue the research and development of our other product candidates and potential product candidates, including Phase 1 and Phase 2 clinical trials of MAT2501;

•	seek to discover and develop additional product candidates using our cochleate lipid-crystal delivery technology platform;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash will be sufficient to fund our operating expenses and capital expenditures requirements into June 2018 . We have based this estimate on assumptions that may prove to be wrong in the future, and we may use our available capital resources sooner than we currently expect in order to achieve our long-term plans. We will need additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT2203 and MAT2501, and potentially conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald to provide us with the potential of raising additional capital. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

There have been no material changes from the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2017, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: May 15, 2017	Roelof Rongen
Chief Executive Officer
(Principal Executive Officer)

/s/ Gary Gaglione
Dated: May 15, 2017	Gary Gaglione
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

3.2	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission.

3.3	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

10.1†	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Roelof Rongen† (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.)

10.2†	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Abdel Fawzy (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.)

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Interim Chief Financial Officer

**32.1	Section 1350 Certifications

*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan, contract or arrangement.

- 32 -