Form 10-Q
period 2017-09-30
Matinas BioPharma Holdings, Inc.
filed 2017-11-14
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38022

MATINAS BIOPHARMA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 46-3011414
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

1545 Route 206 South, Suite 302

Bedminster, New Jersey 07921

(Address of principal executive offices) (Zip Code)

908-443-1860

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 10, 2017, 92,950,096 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC

FORM 10-Q

Quarter Ended September 30, 2017

i

Matinas BioPharma Holdings Inc.

Consolidated Balance Sheets

Unaudited

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$9,000,674	$4,105,451
Restricted cash	155,404	155,610
Prepaid expenses	1,017,372	304,427
Total current assets	10,173,450	4,565,488

Leasehold improvements and equipment - net	1,460,455	356,143
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Other assets including long term security deposit	535,999	540,845

TOTAL ASSETS	$16,523,769	$9,816,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$341,593	$475,602
Note payable	297,912	118,046
Accrued expenses	753,760	829,724
Deferred revenue	74,844	-
Deferred rent liability	395,620	11,485
Lease liability	19,020	9,936
Total current liabilities	1,882,749	1,444,793

LONG TERM LIABILITIES

Deferred tax liability	1,205,141	1,205,141
Lease liability - net of current portion	47,914	16,446
Stock dividends payable - long term	603,143	-

TOTAL LIABILITIES	3,738,947	2,666,380

STOCKHOLDERS’ EQUITY

Series A Convertible preferred stock, stated value $5.00 per share, 1,600,000 shares authorized as of September 30, 2017 and December 31, 2016; 1,507,858 and 1,600,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively, (liquidation preference - $8,142,433 at September 30, 2017)	5,735,845	6,086,350
Common stock par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 92,950,096 issued and outstanding as of September 30, 2017; 58,159,495 issued and outstanding as of December 31, 2016	9,294	5,817

Additional paid in capital	54,686,207	36,237,504

Accumulated deficit	(47,646,524)	(35,179,710)

Total stockholders’ equity	12,784,822	7,149,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,523,769	$9,816,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Revenue:
Contract research revenue	$44,906	$-

Costs and Expenses:
Research and development	2,013,063	835,308
General and administrative	1,440,141	999,803

Total costs and expenses	3,453,204	1,835,111

Loss from operations	(3,408,298)	(1,835,111)

Other income/(expense), net	13,584	(3,325)

Net loss	$(3,394,714)	$(1,838,436)

Dividend to preferred shareholders	(608,343)	-

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(4,393,809)

Net loss attributable to common shareholders	$(4,003,057)	$(6,232,245)

Net loss available for common shareholders per share - basic and diluted	$(0.04)	$(0.11)

Weighted average common shares outstanding: Basic and diluted	92,222,601	57,628,917

	Nine Months Ended
	September 30,
	2017	2016
Revenue:
Contract research revenue	$104,781	$-

Costs and Expenses:
Research and development	6,711,997	2,399,595
General and administrative	5,264,609	3,293,233

Total costs and expenses	11,976,606	5,692,828

Loss from operations	(11,871,825)	(5,692,828)

Other income/(expense), net	13,354	(14,103)

Net loss	$(11,858,471)	$(5,706,931)

Dividend to preferred shareholders	(608,343)	-

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(4,393,809)

Inducement charge from exercise of warrants	(16,741,356)	-

Net loss attributable to common shareholders	$(29,208,170)	$(10,100,740)

Net loss available for common shareholders per share - basic and diluted	$(0.33)	$(0.18)

Weighted average common shares outstanding: basic and diluted	89,468,153	57,505,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Nine Months Ended
	September 30
	2017	2016
Cash flows from operating activities:
Net loss	$(11,858,471)	$(5,706,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,229	39,965
Deferred rent	97,415	2,001
Share based compensation expense	2,239,259	1,274,108
Changes in operating assets and liabilities:
Prepaid expenses	51,418	240,116
Other assets	5,081	105,269
Accounts payable	(134,009)	(288,379)
Accrued expenses - other liabilities	(1,120)	331,127
Net cash used in operating activities	(9,544,198)	(4,002,724)

Cash flows from investing activities:
Leasehold improvements	(823,886)	-
Net cash used in investing activities	(823,886)	-

Cash flows from financing activities:
Proceeds from preferred stock issued for cash	-	8,000,000
Preferred stock issuance costs	-	(1,157,603)
Net proceeds from exercise of warrants	14,834,344	240,000
Net proceeds from ATM sales	641,510	-
Payment on capital lease liability	(9,383)	(13,578)
Payments on notes payable	(203,164)	(73,451)
Net cash provided by/ financing activities	15,263,307	6,995,368

Net increase in cash and cash equivalents	4,895,223	2,992,644
Cash and cash equivalents at beginning of period	4,105,451	3,226,997

Cash and cash equivalents at end of period	$9,000,674	$6,219,641

Supplemental non-cash financing and investing activities:
Deemed dividend for convertible preferred stock beneficial conversion feature	$-	$4,393,809
Fair value of placement agent warrants as an issuance cost	$-	$756,047
Stock dividend accrual	$608,343	$-
Stock dividends issued and converted to common stock	$5,200	$-
Additional paid-in-capital for modification of warrants	$16,741,356	$-
Equipment acquired under capital lease	$49,935	$31,064
Note Payable for insurance premiums	$383,030	$262,324
Liability of payment of leasehold improvements by landlord	$286,720	$-
Unearned restricted stock grants	$381,333	$-
Conversion of preferred stock	$350,412	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MATINAS BIOPHARMA HOLDINGS, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

Nine Months Ended September 30, 2017

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - in	Accumulated		Total Stockholders’
	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Deficit		Equity

Balance as of December 31, 2016	1,600,000	$6,086,350	58,159,495	$5,817	$36,237,504	$(35,179,710)		$7,149,961

Stock Based Compensation EE/Consultant Options	-	-	-	-	1,623,621	-		1,623,621

Issuance of Common Stock as Compensation for services	-	-	596,960	60	996,940	-	-	997,000

Net proceeds from exercise of warrants	-	-	32,755,868	3,272	14,831,072	-		14,834,344

Issuance of Common Stock in exchange for preferred shares	(92,142)	(350,505)	921,420	93	350,412	-		-

Stock Dividends Issued	-	-	10,400	1	5,199	-		5,200

ATM Stock Sales (net)	-	-	505,953	51	641,459	-		641,510

Preferred dividends accrued	-	-	-	-	-	(608,343)		(608,343)

Net Loss	-	-	-	-	-	(11,858,471)		(11,858,471)

Balance as of September 30, 2017	1,507,858	5,735,845	92,950,096	9,294	54,686,207	$(47,646,524)		$12,784,822

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

On September 13, 2016, the Company completed the closing of an $8.0 million private placement equity financing. The Company sold to accredited investors an aggregate of 1,600,000 Series A Preferred Shares at a purchase price of $5.00 per share resulting in net proceeds of approximately $6.9 million. Each Series A Preferred Share is convertible into ten shares of common stock based on the current conversion price. For a detailed discussion of this transaction see Note F.

On January 13, 2017, the Company completed its tender offer to amend and exercise certain categories of existing warrants. Pursuant to the Offer to Amend and Exercise, an aggregate of 30,966,350 warrants were tendered by their holders and were amended and exercised in connection herewith. The gross cash proceeds from such exercises were approximately $13.5 million and the net cash proceeds after deducting warrant solicitation agent fees and other estimated offering expenses were approximately $12.7 million. For a detailed discussion of this transaction see Note D.

NOTE B – Liquidity, Plan of Operations and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2017, the Company had an accumulated deficit of approximately $47.6 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the nine months ended September 30, 2017 and 2016 was approximately $11.9 million and $5.7 million, respectively.

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

To continue to fund its continued losses, on January 13, 2017, the Company completed a warrant tender offer, with gross cash proceeds of $13.5 million and net proceeds of approximately $12.7 million (see Footnote E for additional details). Additionally, the Company has entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. “Cantor” ( see Footnote C), which allows the Company, subject to certain limited restrictions and daily sales limits, to sell shares of common stock having an offering price of up to $30 million. Through October 19, 2017, the Company has sold approximately 871 thousand shares of common stock pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor raising over $1.1 million (see footnote C).

As of September 30, 2017, the Company had cash and cash equivalents of approximately $ 9.0 million. We believe the cash and cash equivalents on hand are sufficient to fund planned operations through May 2018.

The ability of the Company to continue as a going concern is dependent upon securing additional financing. While the Company believes in the viability of its strategy to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance that any financing will be available on acceptable terms, or at all. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE C – Controlled Equity Offering

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

As of September 30, 2017, the Company has sold approximately 506 thousand shares raising over $.6 million. From September 30, 2017 to filing approximately 365 thousand shares have been sold raising approximately $.5 million.

Through an internal Pricing Committee, the Company at various times, will establish selling criteria with Cantor based on minimum pricing and share volume. This criteria is based on the judgement of the Pricing Committee, there are no contractual minimums with regards to price or volume in the Sales Agreement.

NOTE D – Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Holdings and its wholly owned subsidiaries, BioPharma and Nanotechnologies, the operational subsidiaries of Holdings. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

For a detailed discussion about the Company’s significant accounting policies, see Note C to the consolidated financial statements in the 2016 Form 10-K. During the nine months ended September 30, 2017, there were no significant updates made to the Company’s significant accounting policies.

[2]	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally at two major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the nine months ended September 30, 2017, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

[3]	Income Taxes

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on an audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2017.

[4]	Basic Net Loss per Common Share

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, preferred stock and warrants would have an anti-dilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation as the inclusion would be anti-dilutive for the three and nine month periods ended September 30, 2017 and 2016:

	Three Month period Ended September 30,		Nine Month period Ended September 30,
	2017	2016	2017	2016
Stock options	11,526	8,321	11,526	8,321

Preferred Stock issuable upon conversion	15,078	16,000	15,078	16,000

Warrants	5,961	40,518	5,961	40,518

Total	32,565	64,839	32,565	64,839

[5]	Goodwill and Other Intangible Assets

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the period ended September 30, 2017, we assessed goodwill impairment by performing a qualitative test for our reporting unit. During our qualitative review, we considered the Company’s cash position and our ability to obtain additional financing in the near term to meet our operational and strategic goals and substantiate the value of our business. Based on the results of our assessment, it was determined that it is more-likely- than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill for the period ended September 30, 2017.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances, we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments in period ended September 30, 2017.

[6]	Preferred Stock Dividends

Pursuant to the Certificate of Designations, the Series A Preferred Shares earn dividends at a rate of 8.0% once per year on the anniversary of the Initial Closing, payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends do not require declaration by the Board of Directors. Dividends are accrued annually as of the date the dividend is earned in an amount equal to the contractual rate of 8% of the stated value.

[7]	Deferred Rent

The Company records rent on a straight line basis. Differences between monthly rent expenses and rent payments are known as deferred rents. Deferred rents are recorded in either an asset account (e.g., other current or noncurrent assets) when the cumulative difference between rent expenses and rent payments as of a balance sheet date is negative or a liability account (e.g., other current or noncurrent liabilities) when the cumulative difference is positive. Due to our escalating rents, the Company is currently recording a deferred rent liability.

[8]	Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The Board is issuing the amendments in this update to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We are required to apply the amendments in this for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We have evaluated this standard and believe it will not have a material impact on our consolidated financial position or results of operation.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of 2018 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company does not believe the adoption will have a material impact on the Company’s consolidated statements of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Partnership expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e., the original effective date). As such, this ASU is effective for annual reporting periods beginning after December 15, 2017 for public companies and 2018 for private companies. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. We do not believe that adoption of the standard for contract research revenue will have a material impact on our consolidated financial position or results of operation. We will continue our evaluation of ASU 2014-09, including how it may impact new arrangements we enter into as well as new or emerging interpretations of the standard, through the date of adoption. The Company will adopt the guidance in ASU 2014-09 as of January 1, 2018 and apply the modified retrospective approach.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share–based payment award transactions. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company has adopted this standard with an effective date January 1, 2017 which had an immaterial impact on our consolidated financial position or results of operation.

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

[9]	Beneficial Conversion Feature of Convertible Preferred Stock

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

NOTE E – 2017 Warrant Tender Offer

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

NOTE F – Leasehold improvements and equipment

Leasehold improvements and equipment, summarized by major category, consist of the following ($ in thousands) for the nine months ended September 30, 2017 and year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Lab equipment	$472	438
Furniture and fixtures	20	20
Equipment under capital lease	81	31
Leasehold improvements	1,084	7
Total	1,657	496
Less: accumulated depreciation and amortization	196	140
Leasehold improvements and equipment, net	$1,461	$356

Depreciation and amortization expense for the three and nine months ended September 30, 2017 was approximately $31 thousand and $56 thousand, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2016 was approximately $15 thousand and $40 thousand, respectively.

On February 12, 2016, the Company entered in a new 36-month capital lease for lab equipment. On May 15, 2017, the Company entered into a second 36-month capital lease for lab equipment. The payments under the leases are accounted for as interest and payments under capital lease using 3-year amortization. During the three and nine months ended September 30, 2017 the Company recognized interest expense of approximately $823 and $2,873, respectively, associated with the lease payments.

NOTE G – Stock Holders Equity

Preferred Stock

In accordance with the Certificate of Incorporation, there are 10,000,000 authorized preferred shares at a par value of $ 0.001. In connection with the 2016 Private Placement, on July 26, 2016, the Company filed a Certificate of Designation (the “Certificate of Designations”) with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series A Preferred Shares. Pursuant to the Certificate of Designations, the Company designated 1,600,000 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. As of September 30, 2017, the Company had 1,507,858 shares of Series A Preferred Stock outstanding.

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

Beneficial Conversion Feature - Series A Preferred Stock (deemed dividend):

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

Liquidity Value and Dividends:

Pursuant to the Certificate of Designations, the Series A Preferred Shares accrue dividends at a rate of 8.0% once per year on the anniversary date of the Initial Closing, payable and only payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends of approximately $608 thousand have been accrued as paid-in-kind through September 30, 2017 and approximately $ 5 thousand has been earned and converted into common stock at the election of the holders. The Series A Preferred Shares vote on an as converted basis with the Company’s common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Pursuant to the Certificate of Designations, the liquidation value of a Series A Preferred Share is equal to the stated value of $5.00 per share (as adjusted for stock splits, stock dividends, combinations or other recapitalizations of the Series A Preferred Stock) plus any earned but unpaid dividends.

Royalty:

The Series A Preferred Shares include the right, as a group, to receive: (i) 4.5% of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, subject in all cases to a respective to a cap of $ 25 million per calendar year, and (ii) 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”), subject in all cases to a cap of $ 10 million per year. The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Shares. The royalty rights that are part of the Series A Preferred Shares will vest, in equal thirds, upon each of the July 29, 2017, July 29, 2018, and July 29, 2019, which are the first, second and third anniversary dates of the Initial Closing, (each a “Vesting Date”); provided however, if the Series A Preferred Shares automatically convert into common stock prior to the 36 month anniversary of the initial closing, then the royalty rights that are part of the outstanding Series A Preferred Shares shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Shares are purchased after the initial closing, the vesting periods for the royalty rights that are part of the Series A Preferred Shares shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the right to receive a royalty will follow the Series A Preferred Shares; after July 29, 2019, the royalty payment rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. The Company believes that such rights are not separable free-standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of the royalty rights in future periods. As of September 30, 2017, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

Classification:

These Series A Preferred Shares are classified within permanent equity on the Company’s condensed consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Warrants

As of September 30, 2017, the Company had outstanding warrants to purchase an aggregate of 5,961,269 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share

The Warrants were exercisable immediately upon issuance and have a five-year term. The Warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. The exercise price and the number of warrant shares purchasable upon the exercise of the Investor Warrants (as opposed to Placement Agent Warrants) are subject to adjustment upon the occurrence of certain events, which include stock dividends, stock splits, combinations and reclassifications of the Company capital stock or similar “organic changes” to the equity structure of the Company (see Warrant table below). Accordingly, pursuant to ASC 815, the warrants are classified as equity.

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

A summary of equity warrants outstanding as of September 30, 2017 is presented below, all of which are fully vested.

Shares
Total Warrants Outstanding at December 31, 2016	40,255
Warrants tendered on January 13, 2017	(30,966)
Warrants exercised first quarter, 2017 outside of tender offer	(2,916)
Warrants exercised second quarter, 2017	(412)
Warrants exercised third quarter, 2017	-
Total Warrants Outstanding at September 30, 2017	5,961

After the effect of certain cash and cashless exercises of warrants, the Company received net cash proceeds of approximately $12.7 million from the warrants tendered on January 13, 2017 and approximately $2.1 million for warrants exercised outside the tender offer, for a total of approximately $14.8 million of proceeds in the first quarter. All warrants tendered in the second quarter were cashless warrants. No warrants were tendered in the third quarter.

NOTE H – Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. The Company currently has available 1,397,606 shares of common stock for issuance under the plan.

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its condensed consolidated statements of operations as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Research and Development	$280	$212	$785	$483
General and Administrative	271	268	1,454	791
Total	$551	$480	$2,239	$1,274

	Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	14,155	12,757	*	1,398

* includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2016 to September 30, 2017 (number of options in thousands):

		Weighted
	Number of	average
	Options	Exercise Price
Outstanding at December 31, 2016	8,290	$0.93
Granted	3,235	2.91
Outstanding at September 30, 2017	11,525	$1.43

As of September 30, 2017, the number of vested shares underlying outstanding options was 7,881,492 at a weighted average exercise price of $2.22. The aggregate intrinsic value of in the-money options outstanding as of September 30, 2017 was approximately $4.0 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $1.32 on September 30, 2017, and the exercise price of options, multiplied by the number of options. As of September 30, 2017, there was approximately $5.4 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 0.86 years.

All options expire ten years from date of grant. Except for options granted to consultants, all remaining options vest entirely and evenly over three years. A portion of options granted to consultants vests over four years, with the remaining vesting being based upon the achievement of certain performance milestones, which are tied to either financing or drug development initiatives.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following weighted-average assumptions were used to calculate share based compensation for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Volatility	67.09%-70.7%	44.72% - 89.15%	67.09%-82.26%	44.72%-89.15%
Risk-free interest rate	2.015%-2.075%	1.150%-1.280%	1.89%-2.22%	1.14%-1.42%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The Company uses the “simplified method” described in Staff Accounting Bulletin (SAB) 107 to estimate expected term of share option grants.

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

NOTE I – PREPAID EXPENSES

Prepaid expenses, summarized by major category, consist of the following for the nine months ended September 30, 2017 and year ended December 31, 2016.

	September 30, 2017	December 31, 2016
Insurance Premium	$423	$162
Deposits	213	36
Vendor Services	381	106
	$1,017	$304

NOTE J – NOTES PAYABLE

The notes payable amount of $298 thousand ending in September 30, 2017 and $118 thousand ending on December 31, 2016, are the financing amounts related to the Company’s insurance policies.

NOTE K – COMMITMENTS

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June 2014, at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term, May 2021.

On December 15, 2016, the Company entered into a 10 year, 3-month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. The lease began in August 2017. The monthly rent started at approximately $43,000 and increases to approximately $64,000 in the final year. The rental payments total approximately $6.4 million over the life of the lease which is scheduled to end late 2027.

The Company records rent expense on a straight-line basis. Rent expense for the three months ended September 30, 2017 and 2016 was approximately $141,000 and $63,000, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was approximately $317,000 and $188,000, respectively.

Listed below is a summary of future minimum rental payments (including the remainder of 2017) as of September 30, 2017:

Year Ending December 31,	Lease Commitments
Remainder of 2017	$126
2018	683
2019	707
2020	732
2021	657
Future minimum lease payments through 2021	$2,905

The Company was obligated to provide a security deposit of $300,000 to obtain the headquarter office lease space located in Bedminster, New Jersey. This deposit was reduced by $100,000 in 2016 and 2015 and will be reduced to $50,000 by yearend, as long as the Company makes timely rental payments.

To obtain the laboratory and facility site located in Bridgewater, New Jersey, the Company was obligated to provide a security deposit of $586,000. This security deposit can be reduced $100,000 on each of the first three anniversaries of the rent commencement date which was August 1, 2017. On the fourth anniversary, it can be reduced another $86,000, with the balance over the remaining life of the lease.

On February 18, 2016, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases to support NIH investigators in the conduct of clinical research to investigate the safety, efficacy, and pharmacokinetics of encochleated drug products in patients with fungal, bacterial, or viral infections at an annual funding of $200,000 per year for 3 years.

On November 10, 2016, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases to support NIH investigators to acquire technical, statistical and administrative support for research activities as well as to pay for supplies and travel expenses for a total amount of $132,568 paid in 4 equal quarterly installments beginning in the fourth quarter 2016 and each quarter during 2017.

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

On September 12, 2016, the Company conducted a final closing of a private placement offering to accredited investors shares of the Company’s Series A Preferred Stock. As part of this offer, the investors received royalty payment rights if and when the Company generates sales of MAT2203 or MAT2501. Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our outstanding Series A Preferred Stock, we may be required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2021, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203 or MAT2501, we are required to pay to the holders of our Series A Preferred Stock, subject to certain vesting requirements, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

On June 1, 2017, the Company entered into an agreement with Medpace, a clinical research organization, to provide services in a Phase II clinical trial. The overall cost is estimated to be $1.4 million through August 2018.

The Company has entered into two lab equipment leases. A 36 month lease ending June, 2019 with payments totaling $ 31 thousand. The second is a 60 month lease ending in May, 2022 with payments totaling $ 49 thousand. Each lease allows for a dollar buy out of the equipment.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our ability to raise additional capital, in light of the significant number of shares issuable upon conversion of our Series A Preferred Stock (including paying dividends in the form of common stock), upon exercise of outstanding warrants and options and upon achievement of certain milestones pursuant to the Matinas BioPharma Nanotechnologies, Inc. acquisition agreement;

●	our obligation to pay royalties to holders of our Series A Preferred Stock;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP (Good Manufacturing Practices) batches of our product candidates which are required for pre- clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third-parties, including third-parties to manufacture and third-party CROs (Clinical Research Organizations) including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to recruit and retain key executive members and key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements and our ability to obtain additional financing;

●	our ability to adequately support growth;

●	developments of projections relating to our competitors or our industry; and

●	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Currently, we are focused on the anti-infective market and on drug candidates which we believe demonstrate the value and innovation associated with our unique cochleate delivery platform technology while potentially providing significant health economic benefit to the health care system. We believe initially focusing on the anti-infective market has distinct advantages for the development of products which meet significant unmet medical need, including:

●	a current regulatory environment which provides small development and clinical stage companies incentives such as significant periods of regulatory marketing exclusivity and opportunities to reduce development cost and timeline to market for anti- infective drug candidates;

●	traditional high correlation between efficacy and safety data in preclinical animal models and the outcome of human clinical trials with anti-infective product candidates;

●	attractive commercial opportunities for anti-infective product differentiated in safety profile, mode of action and oral bioavailability positioned against current therapies with significant side effects, or drug to drug interactions, limited efficacy and intravenous delivery resulting in lack of convenience, compliance and at a significant burden to the cost of healthcare; and

●	an ability to commercialize anti-infective products with a focused and cost-efficient sales and marketing organization.

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

In early June 2017, we reported interim data from the NIH-Conducted Phase 2a Clinical Study of Orally-Administered MAT2203 for the Treatment of Chronic Refractory Mucocutaneous Candidiasis. At that time, two out of the two patients with long-standing azole resistant mucocutaneous candidiasis met the primary endpoint of the Phase 2a study, achieving ≥ 50% clinical response with treatment of MAT2203. Patient #01 achieved a 57% reduction in clinical symptoms after 8 weeks on therapy while patient #02 achieved an 85% reduction in such clinical symptoms after 6 weeks of treatment. MAT2203 was well tolerated with majority of adverse events observed being mild in severity and mostly unrelated to study drug. Importantly, for both patients renal and liver function parameters remained well within normal ranges during the core study as well as during the first 6-month extension of this study. In July 2017, the NIH/NIAID institutional review board approved continuation of treatment of patients in the study-extension for an additional 6 months, for total extension of up to one year.

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

In this VVC study, we met the primary endpoint and were able to demonstrate that oral delivery of encochleated amphotericin B is safe and well tolerated without the severe kidney and liver toxicities typically seen with administration of intravenous amphotericin B. Drug-related treatment emergent adverse events in this study were mostly of mild and gastro-intestinal nature and were seen at a rate of 20%, 18% and 2% respectively for MAT2203 200mg, MAT2203 400mg, and fluconazole. Consistent with the safety observations in the NIH study, in this VVC study no drug-related effects on liver function were observed and kidney function parameters stayed within normal ranges during the entire study for all 91 patients treated with MAT2203 for 5 days.

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

Our second clinical stage product candidate is MAT2501, an orally administered, encochleated formulation of the broad spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tuberculous mycobacterium infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. In March 2017, we announced topline results from a Phase 1 single escalating dose clinical trial of MAT2501 in healthy volunteers in which no serious adverse events were reported and where oral administration of MAT2501 at all tested doses yielded blood levels that were well below the safety levels recommended for injected amikacin, supporting further development of MAT2501 for the treatment of NTM infections.

Financial Operations Overview

We are a development stage company and have generated approximately $105 thousand in contract research revenues during the nine months ended September 30, 2017 and no revenue in the nine months ended September 30, 2016. We have incurred losses for each period from inception. Our net loss was approximately $11.9 million and $5.7 million for the nine months ended September 30, 2017 and 2016, respectively and approximately $3.4 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and MAT2501 and any other product candidates we choose to develop based upon our platform technology. Accordingly, we will need additional financing to support our long term continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Revenue

We generated Contract Research Revenue in the amount of approximately $105 thousand for the nine months ended September 30, 2017 versus zero in the same period of 2016. This revenue is directly related to our grant with the Cystic Fibrosis Foundation Therapeutics Inc. to study MAT2501, for the treatment of nontuberculous mycobacterium infection (NTM) in preclinical models. The contract will last into 2018.

Research and Development Expenses

Research and development expenses consist of costs mainly incurred for the development of MAT2203 and MAT2501 which include:

●	the cost of conducting pre-clinical work;

●	the cost of acquiring, developing and manufacturing pre-clinical and human clinical trial materials;

●	costs for consultants and contractors associated with Chemistry and Manufacturing Controls (CMC), pre-clinical and clinical activities and regulatory operations;

●	expenses incurred under agreements with contract research organizations, or CROs, including the National Institutes of Health (NIH), that conduct our pre-clinical or clinical trials; and

●	employee-related expenses, including salaries and stock-based compensation expense for those employees involved in the research and development process.

The table below summarizes our direct research and development expenses for our product candidates for the three and nine months ended September 30, 2017 and 2016. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
Direct research and development expenses:
Manufacturing process development	$56	$35	$218	$74
Preclinical trails	261	133	603	146
Clinical development	467	22	2,642	332
Regulatory	53	34	181	73
Internal staffing, overhead and other	1,176	611	3,068	1,775
Total research and development	$2,013	$835	$6,712	$2,400

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials.

We expect our R&D expenses to increase during 2017 and 2018 as we implement our additional Phase II studies and start Phase III with MAT2203 as well as start our Phase II studies with MAT2501. In addition, we have and will increase our headcount to support our ongoing product development and incur additional rental expense with our new laboratory and manufacturing facility.

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

Other income/(expense), net

Other income/(expense), net is largely comprised of interest income, interest expense and franchise taxes.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the three and nine months ended September 30, 2017 and 2016 and to re-measure stock options issued to consultants.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Volatility	67.09%-70.7%	44.72% - 89.15%	67.09%-82.26%	44.72%-89.15%
Risk-free interest rate	2.015%-2.07%	1.15%-1.28%	1.89%-2.22%	1.14%-1.42%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

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

Share-based compensation expense associated with stock options and restricted stock granted to employees and non-employees for the three months ended September 30, 2017 and 2016 was approximately $0.6 million and $0.5 million, respectively; for the nine months ended September 30, 2017 and 2016 was approximately $2.3 million and $1.3 million, respectively. As of September 30, 2017, we had approximately $5.0 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately .8 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

We have included stock based compensation as part of our operating expenses in our statement of operation for the three and nine months ended September 30 ($ in thousands) as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Research and development	280	212	785	483
General and administrative	271	268	1,454	791
Total	$551	$480	$2,239	$1,274

The 2013 Equity Compensation Plan, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of September 30, 2017, there were 1,397,606 shares of our common stock available for issuance under the Plan.

As of September 30, 2017, we had outstanding options to purchase an aggregate of 11,526,027 shares of our common stock with a weighted average exercise price of $2.22. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the fair value of our common stock at September 30, 2017.

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

Results of Operations ($ in Thousands)

Comparison of Three Months Ended September 30, 2017 and 2016.

	2017	2016	Increase

Revenues	$45	-	45

Cost and expenses:
Research and development	$2,013	$835	$1,178
General and administrative	1,440	1,000	440
Total cost and expenses	$3,453	$1,835	$1,618

Revenues: Revenue for the three months ended September 30, 2017 were approximately $45 thousand, compared to $0 for the prior period. Revenue consists of revenue earned under the Cystic Fibrosis Foundation Therapeutics Inc. grant to study MAT2501, for the treatment of pre-clinical nontuberculous mycobacterium infection (NTM). The grant will last into 2018.

Research and Development expenses: Research and Development expense for the three months ended September 30, 2017 increased approximately $1.2 million compared to the prior year period. This increase is primarily due to an increase in spending on clinical studies for MAT2203, headcount additions, lab operations and analytical development costs. In the longer term, we expect R&D expenses to increase as we conduct additional clinical studies for our product candidates.

General and Administrative expenses. General and Administrative expenses for the three months ended September 30, 2017 were approximately $1.4 million, an increase of approximately $440 thousand, largely due to an increase in professional fees associated with strategic consulting and investor relations as well as an increase in employee compensation/benefits, and insurance costs. G&A expenses are expected to increase for remainder of 2017 to meet the requirements of a public company and explore possible business development opportunities.

Comparison of Nine Months Ended September 30, 2017 and 2016.

	2017	2016	Increase

Revenues	$105	-	105

Cost and expenses:
Research and development	$6,712	$2,400	$4,312
General and administrative	5,265	3,293	1,972
Total cost and expenses	$11,977	$5,693	$6,284

Revenues: Revenue for the nine months ended September 30, 2017 were approximately $105, compared to $0 for the nine months ended September 30, 2016. Revenue consists of revenue earned under the Cystic Fibrosis Foundation Therapeutics Inc. grant to study MAT2501, for the treatment of pre-clinical nontuberculous mycobacterium infection (NTM). The grant will last into 2018.

Research and Development expenses: Research and Development expense for the nine months ended September 30, 2017 increased approximately $4.3 million compared to the prior year period. This increase is primarily due to an increase in spending on clinical studies and preclinical studies, associated with both MAT2203 and MAT2505, increased in headcount, stock based compensation and increase in laboratory operations costs as a result of our new laboratory facilities. In the longer term, we expect R&D expenses to increase as we conduct additional clinical studies for our product candidates.

General and Administrative expenses: General and Administrative expenses for the nine months ended September 30, 2017 were approximately $5.3 million, an increase of $2.0 million over the same period in 2016. This increase is mainly due to increases in professional fees associated with legal services, accounting services, strategic consulting and investment relations services, as well an increase in employee compensation benefit expenses.

Sources of Liquidity

We have funded our operations since inception through private placements of our equity instruments, a warrant tender offering and the use of the Company’s Controlled Equity Offering Sales Agreement with Cantor. As of September 30, 2017, we have raised approximately $42 million in net proceeds through these offerings.

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

On April 28, 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or “Cantor”, pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million. Cantor Fitzgerald will be acting as sales agent and be paid a 3% commission on each sale. Through September 30, 2017 we raised approximately $0.6 million in net proceeds through sales of our common stock under this program over approximately 5 weeks selling approximately 500 thousand shares.

As of September 30, 2017, we had an accumulated deficit of approximately $47.6 million, working capital of approximately $8.3 million and cash and cash equivalents totaling approximately $9.0 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Nine months ended
	September 30,
	2017	2016
Cash used in operating activities	$(9,544)	$(4,003)
Cash used in investing activities	(824)	-
Cash provided by financing activities	15,263	6,996
Net increase (decrease) in cash and cash equivalents	$4,895	$2,993

Operating Activities

We have incurred significant costs in the area of research and development, including clinical supply manufacturing, regulatory and clinical development costs and costs associated with being a public company. Net cash used in operating activities was approximately $9.5 million for the nine months ended September 30, 2017 and approximately $4.0 million for the nine months ended September 30, 2016.

Investing Activities

There were investing activities for the nine months ended September 30, 2017 of approximately $.8 million for leasehold improvements.

Financing Activities

Net cash provided by financing activities was $15.3 million for the nine months ended September 30, 2017 due to net proceeds from the warrant tender offer (approximately $ 12.7 million per Note D), warrants exercised by investors outside of this offer approximating $ 2.1 million, proceeds of approximately $0.6 million provided by sales of our common stock through our Controlled Equity Agreement, additional capital leases, offset by a pay down of notes payable.

Funding Requirements and Other Liquidity Matters

MAT2203 and MAT2501 are still in development stages. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct our planned Phase 2 and Phase 3 clinical trials of MAT2203, our lead product candidate;

●	initiate and continue the research and development of our other product candidates and potential product candidates, including Phase 1 and Phase 2 clinical trials of MAT2501;

●	seek to discover and develop additional product candidates using our cochleate lipid-crystal delivery technology platform;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

As of September 30, 2017, the Company had cash and cash equivalents of approximately $9.0 million. We believe the cash and cash equivalents on hand are sufficient to fund planned operations through May 2018. We will need additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT2203 and MAT2501, and potentially conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald to provide us with the potential of raising additional capital. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note (c)(6), “Recent Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2017, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2017, we issued to two consulting firms an aggregate of 400,000 restricted shares of our common stock as payment for consulting services provided to us.  These shares vest over the service period of six months.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We made the offers, sales and issuances of the above securities in reliance on the exemptions from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering.

Item 3.	DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On November 13, 2017, Douglas F. Kling gave notice of his intention to resign as the Company’s Senior Vice President for Clinical Development to pursue other business opportunities. Mr. Kling’s resignation will be effective as of November 28, 2017.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Roelof Rongen
Dated: November 14, 2017	Roelof Rongen
Chief Executive Officer (Principal Executive Officer)

/s/ Gary Gaglione
Dated: November 14, 2017	Gary Gaglione
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

3.2	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission.

3.3	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Interim Chief Financial Officer

**32.1	Section 1350 Certifications

*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

