Form 10-K
period 2017-12-31
Matinas BioPharma Holdings, Inc.
filed 2018-03-16
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

908-443-1860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2017 was approximately $123.1 million.

As of March 2, 2018 there were 93,478,602 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2017

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates, which are still in an early development stage;

●	our reliance on proprietary cochleate drug delivery technology, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

●	our dependence on third-parties, including third-parties to manufacture and third-party CROs (including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	Our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry;

●	our ability to adequately support growth; and

●	the factors listed under the headings “Risk Factors” elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Company Overview

We are a clinical-stage biopharmaceutical company currently focused on the discovery and development of innovative product candidates derived from our unique and proprietary, lipid-crystal nano-particle, or cochleate, delivery technology platform. Our proprietary cochleate delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, nano-encapsulates drugs and is designed to make these drugs orally bioavailable, well-tolerated and safe while providing intracellular delivery. We believe the ability of our drug delivery technology to efficiently deliver drugs intracellularly may result in the targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation as well as the potential to treat a variety of cell-based pathogens, diseases and conditions. We believe our cochleate technology provides us with a highly stable, safe, efficient and broadly applicable drug delivery platform, with particular utility in diseases and conditions in which the immune system plays a significant modulation role and where the immune system facilitates the active transport of our lipid crystal nano-particles throughout the body.

Currently, we are focused on leveraging our cochleate, delivery technology platform in developing our own products within the anti-infective space and on identifying strategic partners whose drug candidates and molecules, in combination with our delivery technology, present the greatest value and innovation while addressing significant markets of unmet medical need.

We believe initially focusing on the anti-infective market has distinct advantages for the development of products, including:

●	a current regulatory environment which provides small development and clinical stage companies incentives such as significant periods of regulatory marketing exclusivity and opportunities to reduce development cost and timeline to market for anti-infective drug candidates that fill specific needs;

●	traditional high correlation between efficacy and safety data in preclinical animal models and the outcome of human clinical trials with anti-infective product candidates, particularly for systemic disease; and

●	attractive commercial opportunities for anti-infective products differentiated in safety profile, mode of action and oral bioavailability positioned against current therapies with significant side effects, or drug -drug interactions, and intravenous delivery resulting in lack of convenience, compliance and at a significant burden to the cost of healthcare.

Strategy

Our goal is to become a fully integrated biopharmaceutical company that discovers, develops and commercializes, either ourselves or through a strategic partner, novel anti-infective medicines using our proprietary cochleate delivery platform technology. Key elements of our strategy include:

●	Rapidly advance our lead antifungal product candidate, MAT2203, through a focused and streamlined clinical development program to obtain regulatory approval in areas of demonstrated unmet medical need supported by significant regulatory exclusivity. We plan to leverage the current regulatory environment for anti-infectives that address specific needs, to expedite the development of MAT2203. We have completed two Phase 2 clinical trials with MAT2203 and recently met with the FDA to review our overall data package and further development plans for MAT2203. We are planning a Phase 2 adaptive design clinical trial with the goal of generating PK/PD, efficacy, and safety data necessary to support a limited use indication for the prevention of invasive fungal infections in ALL patients, an area where there currently exists no approved prevention alternatives. If approved for use in this indication, MAT2203 would be eligible for 12 years of product exclusivity afforded through FDA designation as a QIDP and Orphan drug product;

●	Invest in our cochleate lipid-crystal nanoparticle delivery platform. We believe that our unique and proprietary cochleate lipid-crystal delivery platform has broad potential applications across a wide spectrum of compounds and therapeutic areas and is differentiated from any other lipid nanoparticle delivery system available today. Important data has already been generated with our delivery system and other compounds and molecules including antivirals, vaccines (including the influenza vaccine), oligonucleotides (such as mRNA and siRNAs) and anti-inflammatory agents (such as NSAIDs). We intend to invest the resources necessary to better understand and characterize the superiority of our delivery platform and are in the process of evaluating several potential strategic collaborations to advance our platform technology in areas of innovative medicine. Furthermore, we expect to continue to establish important intellectual property related to this platform, its applications and development candidates.

●	Develop and grow our ability to formulate and manufacture products utilizing our proprietary delivery platform technology. We have made significant investments in establishing our own cGMP facility in order to supply products for clinical development of our product candidates. With these facilities, we have also taken steps to improve the formulations for our product candidates which we believe could provide greater efficacy, safety and patient compliance. We plan to continue to invest in maintaining and potentially expanding our manufacturing capacity for cGMP production in preparation for commercial production in an effort to retain exclusive knowledge of the process and intellectual property associated with our platform delivery technology;

●	Advance our lead anti-bacterial product candidate MAT2501, based on available resources, with a goal of improving the formulation of MAT2501 in order to broaden the therapeutic application and opportunity associated with the potentially first orally-available aminoglycoside supported by significant regulatory exclusivity. In May 2017 we completed and announced topline results from our first Phase 1 single escalating dose clinical trial of MAT2501 in healthy volunteers in which no serious adverse events were reported and where oral administration of MAT2501 at all tested doses yielded blood levels well below the safety levels recommended for injected amikacin. Prior to commencing our next clinical study with MAT2501 we plan to complete formulation enhancement and preclinical studies to optimize MAT2501 for success in the treatment of non-tuberculous mycobacterium as well as other bacterial infections where there is significant unmet medical need due to increasing resistance to available therapies and lack of innovation.

Our Anti-Infective Product Candidates

MAT2203 and MAT2501

We have leveraged our platform cochleate delivery technology to develop two clinical-stage products that we believe have the potential to become best-in-class drugs. Our lead product candidate MAT2203 is an orally-administered cochleate formulation of a broad spectrum anti-fungal drug called amphotericin B. We are initially developing MAT2203 for the prevention of invasive fungal infections (IFIs) due to immunosuppressive therapy in patients with Acute Lymphoblastic Leukemia (ALL). In 2017 and early 2018, we completed and announced data from two separate Phase 2 clinical trials involving MAT2203; and we are positioning this product and planning a Phase 2/3 adaptive design clinical trial in certain leukemia patients seeking a limited indication approval in patients with ALL, which is expected to commence in the first half of 2019.

Our second clinical stage product candidate is MAT2501, an orally administered, cochleate formulation of the broad spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tuberculous mycobacterium infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. In May 2017, we completed and announced topline results from a Phase 1 single escalating dose clinical trial of MAT2501 in healthy volunteers in which no serious adverse events were reported and where oral administration of MAT2501 at all tested doses yielded blood levels that were well below the safety levels recommended for injected amikacin, supporting further development of MAT2501 for the treatment of NTM infections.

MAT2203

Product Profile

MAT2203 is an orally-administered, cochleate formulation of amphotericin B (a broad spectrum fungicidal agent). Little to no clinical resistance has been reported to date with amphotericin B as compared to the rapidly emerging drug resistance seen in other antifungal therapies. Currently, IV-only administered amphotericin B is the only broad spectrum fungicidal; however, it has significant treatment-limiting side effects, most notably nephrotoxicity. The ability to provide amphotericin B orally using our proprietary and novel oral formulation may offer a new and promising alternative for patients and doctors. In a clinical Phase 1 single-dose, double-blind, dose-escalating, pharmacokinetic study of 48 healthy volunteers, oral MAT2203 demonstrated a good safety and tolerability profile with no serious adverse events reported, without any observed nephrotoxicity. More recently, in our Phase 2 trial of MAT2203 conducted by the National Institutes of Health, three of three enrolled patients met their primary efficacy endpoint and two of these patients have been successfully taking MAT2203 for more than a year with no evidence of kidney or other toxicity frequently associated with the use of amphotericin B.

Antifungal Market Opportunity

The overall global antifungal market accounted for $10.7 billion in 2015 with estimated annual worldwide sales of prescription systemic antifungal drugs reaching approximately $4 billion. This includes therapies used as active treatment or prophylaxis (preventative) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients and therapies used for the treatment of patients who are being discharged from the hospital. We estimate that, each year, there are over 1.5 million cases of invasive fungal infections caused by various species of Candida, Aspergillus and Cryptococcus, the three most common invasive fungal pathogens, globally. The estimated incidence in the U.S. for these conditions is approximately 46,000 for invasive candidiasis, 6,000 for invasive aspergillosis, and 3,000 for cryptococcal meningitis. The rapid progression of disease and high mortality rates (20% - 50%) associated with documented invasive fungal infections often result in antifungal therapy being administered in suspected (unconfirmed) cases or as a preventative measure in patients at high risk. Also, the increasingly widespread use of immune suppressive drugs as cancer chemotherapy or for organ transplantation or treatment of autoimmune disease has resulted in an increasing population of patients at risk for invasive fungal infections. Furthermore, the limited number of systemic antifungal drug classes, consisting of azoles, echinocandins and polyenes, and their extensive use, has led to increased numbers of infections with drug-resistant strains. The Centers for Disease Control and Prevention (CDC) has listed fluconazole-resistant Candida as a serious threat requiring prompt and sustained action and has also identified a rise in echinocandin resistance, especially among Candida glabrata. In June 2016, the CDC issued an extraordinary alert for healthcare facilities and providers to be on the lookout for patients with Candida auris, a multidrug resistant strain with high mortality (approximately 60%). Almost half of C. auris isolates are multidrug resistant to two or more antifungal classes (large majority resistant to fluconazole, 40% resistant to echinocandins). We believe this underscores the urgent need for new agents with activity against resistant strains and that be administered with significant less toxicity and the potential to discharge patients earlier to reduce hospital stays and costs.

The following is a discussion of serious fungal infections and the limitations of the current treatments for each:

●

Invasive Candidiasis is a serious fungal infection that occurs in immunocompromised patients. Current treatment guidelines in the U.S. and in Europe recommend the use of echinocandins (the only glucan synthase inhibitor currently commercially available) as the initial first-line therapy for invasive candidiasis. The main limitation of the echinocandin class is that only IV administration is available, limiting the flexibility of stepping down to an oral therapy in the same treatment class. The ability to step down to an oral therapy is important because it allows patients to be discharged from the hospital. The only currently available option for oral step down therapy are the azoles (the only class orally bioavailable). The azoles have been associated with an increased frequency of resistant isolates, and risk of drug-drug interactions and toxicities; thus creating a gap in optimal treatment options for patients that could benefit from an orally administered effective antifungal agent.

●	Invasive Aspergillosis is a serious fungal infection that occurs in immunocompromised patients. Current treatment guidelines in the U.S. and in Europe recommend the use of azoles (itraconazole, voriconazole or isavuconazole) as the initial first-line therapy for invasive aspergillosis. The main limitation of the azole class is that it is associated with increased risk of drug-drug interactions and toxicities, thus creating a gap in optimal treatment options for patients that could benefit from an orally administered safe and effective antifungal agent. The sub-optimal toxicity profile of the azoles has a greater impact for invasive aspergillosis patients given that they typically receive antifungal therapy for long durations (up to four months).

●

The incidence of hematologic malignancies has become a driver of the invasive fungal infection (IFI) rate in the U.S. According to estimates by the American Cancer Society in 2018, approximately 175,000 new hematologic malignancy cases occur every year, resulting in approximately 58,000 deaths. The percentage of patients with hematologic malignancies who develop IFI has increased dramatically in recent decades. This increase of the IFI rate is attributed to host defense impairment due to more intensive use of cytotoxic chemotherapies, hematopoietic stem cell transplantation (HSCT), ablative radiation therapy, corticosteroids, cyclosporine, and new immunosuppressive agents. Candida species have been the main cause of IFI, but recent autopsy and epidemiological findings indicate that an increasing number of infections are being caused by molds. Most are attributed to Aspergillus species, and such infections have become a prime cause of death in patients with hematologic malignancies.

IFI in immunosuppressed patients is a source of significant mortality and represents an area of critical unmet medical need. The incidence of IFI in immunosuppressed patients is increasing and mortality rates remain high, despite advances in antifungal treatment. A new or improved broad-spectrum antifungal therapy with a favorable safety profile, fewer drug to drug interactions and a more convenient route of delivery is needed for the prevention of IFI in immunosuppressed patients.

Our Solution – MAT2203

Our lead anti-infective product candidate, MAT2203, is an application of our cochleate delivery technology to a broad spectrum anti-fungal drug called amphotericin B. Amphotericin B is an IV administered drug used as a last resort for treatment of systemic fungal infections resistant to triazoles and echinocandins, including resistant candidiasis, cryptococcal meningoencephalitis, and aspergillosis. To date, there have been little to no reports of clinically observed drug-resistance to amphotericin B, further bolstering the use of this compound as the most likely last resort treatment for fungal infections in the foreseeable future. However, the use of amphotericin B is relatively limited because it is currently only available as an IV-administered product and has documented history of severe toxicity (most notably nephrotoxicity). Encapsulating the amphotericin B drug with our cochleate delivery technology provides a potential opportunity for the drug to be taken orally with targeted delivery to infected cells, which we believe may have fewer side effects than the currently available IV-formulations of amphotericin B. Encochleation of amphotericin B changes the bio-distribution, resulting in a higher level of the drug at the site of infection and a lower level of circulating amphotericin B. By reducing the amount of circulating drug, cochleates may reduce overall toxicity. Importantly, drug concentrations will be high only in tissues due to the migratory nature of macrophages to inflammatory regions. We believe MAT2203 may offer improved safety and reduced toxicity and, as a result, we believe MAT2203 will be able to offer a categorically different formulation that delivers orally administered amphotericin B, directly to the target cell at the site of infection. A similar distribution pattern has been described for azithromycin where in vitro and in vivo models have demonstrated that azithromycin is taken up, transported and released at the sites of infection by phagocytic cells such as neutrophils and macrophages. This then leads to rapid distribution into the tissue and high concentrations within cells which yields significantly higher azithromycin concentration in tissue than in plasma or serum.

We believe that MAT2203 has the potential to be a best-in-class therapy for both prophylaxis (preventive) and treatment of invasive fungal infections by offering the following key benefits.

●	Potential to treat resistant pathogens. We believe that MAT2203 can be used to prevent and treat fungal infections caused by drug resistant fungi, including those resistant to existing azoles and echinocandins, due to amphotericin B’s fungicidal (i.e. killing the fungi) nature and potency against resistant strains and the ability of our cochleate drug delivery platform to provide higher and safer drug exposure early in the course of therapy.

●	Enabling prophylaxis regimens. Many patients cannot receive azole prophylactic therapy due to drug-drug interactions or poor tolerability, while the long-term preventative use (6-14 weeks) of IV echinocandins is impractical and expensive. Importantly, elevated doses of echinocandin therapy has been demonstrated to result in increased rapid resistance. Amphotericin B is known to have limited no drug-drug interactions. We therefore expect that our orally available MAT2203 could provide for better prophylactic therapy on an inpatient and outpatient basis, particularly for those patients with a hematologic malignancy, such as leukemia and in the case of ALL, the only approved preventative therapy for deadly invasive fungal infections.

●	Shorter and less costly hospital stays and lower outpatient costs. By providing physicians and patients with access to an orally available, broad spectrum fungicidal agent in MAT2203, there is the potential to reduce hospital costs, which account for over 70% of the overall treatment cost of invasive candidiasis.

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

Development History of MAT2203 and Initial Target Indication

MAT2203 was studied in animal model studies of various fungal infections including invasive candidiasis, aspergillosis and cryptococcal meningitis.

The data from animal studies for MAT2203, our cochleate lipid-crystal nano-particle formulation of amphotericin B, indicate a side-effect advantage over other amphotericin B formulations, which we believe is based on two phenomena:

●	The lipid-crystal nano-particle is a solid particle, and does not significantly “leak” its drug content while circulating. The particle releases its medication pay-load only when inside the target cells, and thus appears that the use of MAT2203 does not result in toxicities normally seen in the kidneys when using current formulations of amphotericin B.

●	Because of this targeted approach, we have been able to increase the therapeutic window on a mg/kg basis as compared to IV amphotericin B formulations. We have observed equivalent efficacy at lower doses as well as been able to use oral doses of up to 10x the highest tolerable IV dose in animal model studies.

An IND application for MAT2203 was filed with the Food and Drug Administration, or FDA, in late 2006. In a clinical Phase 1a single-dose, double-blind, dose-escalating, pharmacokinetic (PK) study of 48 healthy volunteers MAT2203 demonstrated a good safety and tolerability profile with no serious adverse events reported.

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

Clinical Data and Clinical Development Plan for MAT2203 – Phase 2

NIH-Conducted Study

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

In January 2018, the National Institutes of Health (“NIH”) reported positive data from a third patient enrolled in this study. This third patient, with long-standing azole resistant mucocutaneous candidiasis, met the primary endpoint of the Phase 2a study in achieving ≥ 50% clinical response with treatment of MAT2203. MAT2203 was well tolerated with any adverse events observed being mild in severity and unrelated to study drug. With this third positive response, the study has met its statistical hurdle for success. The third patient in this study was diagnosed with a dual Candida albicans and C. glabrata infection with azole resistance. The predominant manifestation was esophageal candidiasis, which had been refractory to treatment for a prolonged period. Patient 3 achieved a reduction in clinical symptoms at an efficacious orally administered dosage of 800 mg MAT2203 per day, meeting the response criterium of ≥ 50% reduction in clinical symptoms. MAT2203 was generally well tolerated by Patient 3 and there were no signs of nephrotoxicity, hypokalemia or hepatoxicity (measured by ALT and AST). Indicators of kidney and liver toxicity remained within normal limits throughout the treatment period. For this patient, no underlying immunocompromising condition was diagnosed. Patients 1 and 2, both with an underlying hereditary immunodeficiency called Job’s Syndrome, also known as Autosomal Dominant Hyper IgE Syndrome (AD-HIES), enrolled earlier in this trial and achieved reduction in clinical symptoms of 57% (at 800mg/day) and 85% (at 400mg/day). The first two patients have enrolled in a long-term study extension and have shown no signs of kidney or liver toxicity over the approximately twelve months of being administered MAT2203. Furthermore, the clinical response to MAT2203 seen in these patients has been maintained and/or improved during the extension period in addition to patients reporting meaningful quality-of-life improvements. This third patient has also enrolled in the long-term study extension.

VVC Study

In late June 2017, we announced the topline data from our Phase 2 study in Vulvovaginal Candidiasis (VVC) using MAT2203. In the context of our overall program for MAT2203 with the aim to develop our lead product for the prevention of invasive fungal infections in patients who are immunocompromised due to immunosuppressive therapy, our goal was, in addition to further establishing the safety and tolerability of MAT2203, to demonstrate efficacy of MAT2203 through a mechanism involving systemic absorption in a non-life threatening fungal infection. This study concept is consistent with early human efficacy studies in the development of other anti- fungal therapies. This Phase 2 study was not designed or powered to support an indication for the treatment of VVC and therefore supplant fluconazole as the standard of care. The key data generated from this study includes additional safety and tolerability data.

In this VVC study, the primary endpoint of safety was met, and it was demonstrated that oral delivery of encochleated amphotericin B is safe and well tolerated without the renal and hepatic toxicities that can be seen with administration of intravenous amphotericin B. Drug-related treatment emergent adverse events in this study were mostly of mild and gastro-intestinal nature and were seen at a rate of 20%, 18% and 2% respectively for MAT2203 200mg, MAT2203 400mg, and fluconazole. Consistent with the safety observations in the NIH study, in this VVC study no drug-related effects on liver function were observed and kidney function parameters stayed within normal ranges during the entire study for all 91 patients treated with MAT2203 for 5 days.

Development Plan

In January 2018, we had a meeting with FDA at which the focus was our clinical development and toxicology plans for MAT2203 in Phase 2 and Phase 3 in support of an NDA submission for approval in prevention of invasive fungal infections in patients with ALL. We are planning on conducting a Phase 2 trial using an adaptive trial design which we believe will position MAT2203 for approval with a limited indication for prevention of invasive fungal infections in ALL patients. We are in the process of conducting animal efficacy, pharmacokinetic/pharmacodynamic studies and dynamic pharmacokinetic/pharmcodynamic modeling to establish the optimal dosing for our adaptive pivotal trial. We believe that by optimizing the dose and implementing this streamlined development plan, we could decrease the time and cost of our overall development program for MAT2203. We expect to be in position to commence a pivotal Phase 2 adaptive-designed study in the first half of 2019. The first aspect of this pivotal Phase 2 trial will be an evaluation of the PK/PD and tolerability of MAT2203 in patients with either ALL or AML. The second part of this study will evolve to become an evaluation of PK/PD, efficacy and safety of MAT2203 versus placebo in ALL patients alone, where there is no standard of care. We believe this overall development program will position MAT2203 for an initial, limited use approval indication for prevention of invasive fungal infections in ALL patients by 2022. Based on limited utility of currently approved antifungal therapies for the prevention of IFI due to significant drug-drug interactions or lack of oral dosing mode, we believe that our orally administered MAT2203 has the potential to become a highly differentiated therapy in the antifungal field upon FDA approval in the prevention of invasive fungal infections in patients with ALL.

MAT2501 – Targeting Chronic and Acute Bacterial Infections

Product Profile

MAT2501, an orally-administered, encochleated formulation of the broad spectrum IV-only aminoglycoside antibiotic agent amikacin, utilizes our proprietary, lipid-crystal, nanoparticle delivery technology. Amikacin is currently used to treat different types of chronic and acute bacterial infections, including Non-Tuberculous Mycobacterium (NTM) infections and various multidrug-resistant gram negative bacterial infections. IV-administered amikacin is associated with side effects including nephrotoxicity and ototoxicity (potential permanent loss of hearing). MAT2501 is specifically designed to provide targeted delivery of the potent antibiotic amikacin while providing an improved safety and tolerability profile. In preclinical studies MAT2501 demonstrated efficacy after oral bioavailability in murine models of both pulmonary (lung) and disseminated NTM infections. In May 2017, we announced results from our Phase 1 clinical study of MAT2501 in healthy volunteers. The FDA designated MAT2501 as a QIDP and an Orphan Drug for the treatment of NTM infections. We intend to initially develop MAT2501 for the treatment of NTM infections and are also exploring the development of MAT2501 for the treatment of multi-drug resistant, gram negative bacterial infections. If approved, we believe MAT2501 would become the first orally bioavailable aminoglycoside and represent a significant improvement over existing therapies from a treatment and health economic perspective.

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

MAT2501 is specifically designed to provide targeted delivery of the potent antibiotic amikacin while providing an improved safety and tolerability profile, in order to allow for chronic dosing of this potent antibiotic agent. FDA guidance for developing medications for the treatment of patients with of NTM infections refractory to guideline therapy includes a treatment duration in the range of 12 to 18 months. The profile of MAT2501 was designed to allow for safe and tolerable use of amikacin during such long-term treatment.

In addition to the treatment of NTM, we are also exploring the development MAT2501 for the treatment of certain multi-drug resistant, gram negative bacterial infections. If approved, we believe MAT2501 would become the first orally bioavailable aminoglycoside and represent a significant improvement over existing therapies in an area of significant unmet medical need.

Development History for MAT2501

In preclinical studies MAT2501 demonstrated efficacy after oral administration in murine models of both pulmonary (lung) and disseminated NTM infections. MAT2501 also demonstrated efficacy in cell-based assays and studies in animals with both lung and disseminated Mycobacterium avium infections, the most prevalent organism causing NTM infections in humans. In May 2017, we announced additional positive efficacy results from the study of MAT2501 in an in vitro preclinical model of Mycobacterium abscessus. Mycobacterium abscessus, a species of multi-drug resistant nontuberculous mycobacteria, are emerging as an important global threat to individuals suffering from immunosuppression or with chronic disease, such as cystic fibrosis. Confirming these results using in vivo models will be an important step in the development of MAT2501 for the treatment of Mycobacterium abscessus. The positive results showing the efficacy of MAT2501 against Mycobacterium abscessus in an in vitro assay provide the required proof-of-concept (POC) validation needed to advance MAT2501 into further in vivo, preclinical animal studies. Planning and preparation for these preclinical POC animal studies are in progress and will be done concurrently with continued clinical development of MAT2501 for the treatment of NTM.

Clinical Development Plan for MAT2501 – Phase 1

We are currently developing MAT2501 for the treatment of non-tuberculous mycobacterium (NTM) infections. We believe the most significant unmet medical need in this field is in patients with NTM lung disease which is refractory to the 3-drug IDSA guideline regimen. Our primary development goal is to obtain an indication for the treatment of patients with NTM lung disease refractory to standard guideline therapy.

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

We have been supported by NIH funding through a preclinical services contract HHSN272201000009l for in-vitro screening of the activity of MAT2501 against other Mycobacterium species, including Mycobacterum abscessus. M. abscessus a more rapidly growing organism which is spreading at a disproportional higher rate as compared to other Mycobacterium species, is an area of increasing medical concern. Mycobacterium abscessus is also becoming a significant problem in patients with cosmetic and orthopaedic surgery. Based on this successful in-vitro screening work, we recently announced continuation of this work in animal studies, with the aim to establish the efficacy of MAT2501 in a broad range of Mycobacterium species. We have also been awarded a research contract by the Cystic Fibrosis Foundation (CFF) to assess the efficacy of MAT2501 in cystic fibrosis animal models with lung infections caused by a range of Mycobacterium species. The rapid spread of Mycobacterum abscessus in cystic fibrosis patients is also a significant medical concern. We are collaborating with investigators from Colorado State University on preclinical infection models of multiple mycobacterium strains supported by NIH and CFF.

In 2017, we announced topline results from our Phase 1 study with MAT2501. This Phase 1 study was a double-blind, placebo-controlled, single ascending dose study primarily aimed to evaluate the safety, tolerability, and pharmacokinetics of MAT2501 in healthy adult subjects. Secondary aims of the study included the effects of food on tolerability and pharmacokinetics. There were no serious adverse events reported in the study. Adverse events were mostly mild in severity and gastrointestinal (GI) in nature, as seen with previous cochleate Phase 1 studies. The incidence of such adverse events was significantly decreased when administered with food. Oral administration of MAT2501 at all three doses yielded blood levels that were well below the safety levels recommended for IV administered amikacin. The results of this study support the further development of MAT2501 for the treatment of NTM infections.

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

Our Cochleate Platform Delivery Technology

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

Our cochleate delivery technology is currently being used to encapsulate potent anti-infective drugs in tiny lipid-crystals which are selectively picked up by cells in the mononuclear phagocytic system, such as macrophages, and transported to infected cells. These tiny lipid crystals are referred to as “cochleates.” Cochleates have a multilayer crystalline, spiral structure with no internal aqueous space. The structure is formed when a series of solid lipid sheets roll up and engulf drug molecules in between the sheets, a proprietary process referred to as “encochleation”. The result is a lipid-crystal encochleated drug formulation made up of nano-sized particles. We believe our cochleate delivery technology provides an effective delivery mechanism without chemically bonding or otherwise altering the drug. Because the medications are locked in the particles, we believe the exposure to sensitive organs will be reduced, potentially resulting in reduced toxic effects. In summary, we believe this unique technology offers (1) targeted delivery, (2) decreased toxic effects, and (3) oral formulation (even for IV-only medications).

Multi-organ Protection: The key innovation of our cochleate delivery technology is our ability to package medication inside lipid-crystal particles without leaking. Because of their crystal nature, these particles are truly solid and hold on tightly to their medication pay-load. This is where the cochleate delivery technology differs markedly from other lipid-based delivery technology, such as liposomal delivery. Liposomes are liquid delivery systems which typically leak some of their drug content into our circulatory systems, thus still exposing our vulnerable organs and tissues to potential toxic effects. Keeping potentially organ-toxic medications inside the lipid-crystal particles strongly differentiates our cochleate delivery technology from other drug delivery approaches.

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

Historical Development of Cochleate Delivery Technology

The cochleate delivery technology was originally developed by the University of Medicine and Dentistry of New Jersey and Albany Medical College in collaboration with BioDelivery Sciences, Inc., a company founded in 1995 by Dr. Raphael Mannino, who joined our Scientific Advisory Board in connection with the Aquarius acquisition, and Dr. Susan Gould-Fogerite, and others. BioDelivery Sciences International, Inc. (NASDAQ: BDSI) acquired BioDelivery Sciences, Inc. in 2002 and Dr. Mannino and Dr. Gould-Fogerite joined BDSI’s management team. BDSI continued the development of the cochleate delivery technology pursuant to an exclusive license with the University of Medicine and Dentistry of New Jersey and Albany Medical College and application of such drug delivery technology to an array of established pharmaceutics, including an application of cochleate delivery technology to a broad spectrum anti-fungal drug called amphotericin B, which has developed into our MAT 2203 product candidate. BDSI filed an IND for this product at the end of 2006, performed several animal toxicology studies and performed a single dose Phase 1 study. In the animal studies conducted by BDSI, doses used in toxicology studies were shown to produce measureable tissue concentrations and efficacy against the fungal infections candidiasis and aspergillosis. In 2009, BDSI reported preliminary results from its Phase 1 study in humans, where BDSI indicated that plasma concentrations of amphotericin B were detected in the sample of patients tested suggesting oral absorption from the cochleate delivery system. Forty-eight healthy volunteers participated in the study, with sixteen recruited for each of three dose groups. In each dose group, twelve volunteers received a single dose of cochleate amphotericin B (MAT 2203) and four received a placebo. Amphotericin B plasma concentrations were measured over a period of fourteen days. The study identified doses that were well-tolerated with no meaningful changes in laboratory safety values including those associated with renal function. The preliminary pharmacokinetic evaluation, available in February 2009, revealed that plasma concentrations were comparable to those seen in prior animal toxicology studies using the same formulation. In previous animal studies conducted by BDSI in collaboration with PHRI, a microbiological research institute associated with Rutgers University, doses used in such studies were shown to produce measureable tissue concentrations and efficacy against the fungal infections candidiasis and aspergillosis. In 2009, BDSI focused its resources on its BEMA opioid delivery technology and the rights to the cochleated technology reverted back to Rutgers University. In 2012, Rutgers University spun out the cochleate technology into a new company named Aquarius Biotechnologies Inc., which we subsequently acquired in 2015 and later renamed as Matinas BioPharma Nanotechnologies Inc.

Additional Pipeline Opportunities

We believe our cochleate delivery technology can be used to reformulate a wide variety of molecules and drugs which, (i) require delivery technology to effectively protect molecules and drugs in the body and could benefit from efficient delivery and cellular uptake by target cells, and (ii) are currently only available in IV formulations or, (iii) otherwise experience significant toxicity-related adverse events. Leveraging our cochleate delivery technology, we believe we can develop a robust pipeline of product candidates, either internally or through robust strategic partnerships with pharmaceutical and biotech companies. We have tested a range of pharmaceutical compounds reformulated by our cochleate delivery technology in proof-of-concept animal studies, including oligonucleotides (mRNA, siRNA, DNA plasmids), vaccines, anti-inflammatory agents, NSAIDs and atovaquone. By way of example, in 2016 we received a patent issuance related to cochleate compositions directed against expressions of proteins. The allowed patent claims cover our proprietary methods related to the composition and the formation of encochleated siRNA for potential use as therapy for regulating gene expression. We intend to pursue opportunities to develop products, either alone or in partnership with other pharmaceutical or biotech companies, related to this technology and this remains a key part of our strategy to maximize the value of this unique and disruptive lipid-crystal nanoparticle delivery technology.

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

Intellectual Property

The proprietary nature of, and protection for, our cohcleate delivery technoloty platform, product candidates and our discovery programs, processes and know-how are important to our business. We will seek to protect our cohcleate delivery technoloty platform, our products and associated technologies for their manufacturing and development through a combination of patents, trade secrets, proprietary know-how, FDA exclusivity and contractual restrictions on disclosure. Our policy is to pursue, maintain and defend patent rights and to protect the technology, inventions and improvements that are commercially important to the development of our business. Our success will significantly depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology and inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely heavily on know-how and continuing technological innovation to develop and maintain our proprietary position.

Exclusively Licensed Intellectual Property Relating to Our Proprietary Cochleate Delivery Technology Platform and MAT2203 and MAT2501

The patents and patent applications that we exclusively license from Rutgers University provide patent protection for the proprietary chemistry technology used in our process to make cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203 and MAT2501. Pursuant to our license agreement, we have acquired rights to a portfolio of 21 issued and foreign patents, including 13 patents issued within the last 3 years, which extends patent protection until at least 2033. In addition, we have more than 20 pending patent applications filed both in the United States and in foreign jurisdictions, including 16 national phase applications filed within the past 2 years. We have chosen to file these patent applications in selected foreign markets that we consider important for our product candidates. These international markets generally include Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia and Mexico. These pending patent applications can extend patent protection through at least 2033. The patent portfolio covering our cochleate delivery system covers a broad spectrum of technology, including amphotericin B cochleates, geodate cochleates, methods of delivering nutrients or biologically relevant molecules to a host using cochleates, cochleate vaccine compositions and protein-lipid vesicles, small interfering RNA cochleates, methods of enhancing the encochleation of hydrophilic molecules and cochleates made with low purity soy phosphatidylserine.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Many of these companies have far greater human and financial resources and may have product candidates in more advanced stages of development and many will reach the market before our product candidates. Competitors may also develop products that are more effective, safer or less expensive or that have better tolerability or convenience. Although we believe that our proprietary cochleate delivery technology, experience and knowledge in our areas of focus provide us with competitive advantages, these potential competitors could reduce our commercial opportunities. For many of our product candidates, we anticipate facing competition from other products that are available on a generic basis and offered at low prices. Many of these generic products have been marketed by third parties for many years and are well accepted by physicians, patients and payers.

We believe that MAT2203, MAT2501 and any other development candidate we may pursue in the future using our proprietary cochleate drug delivery technology platform, paralleled with our scientific and development expertise in the field of drug delivery, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies and public and private research institutions.

MAT2203 will primarily compete with antifungal classes approved for the treatment of candidemia and mold infectionss, which include polyenes, azoles and echinocandins. The approved branded therapies for these indications include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.), Diflucan (fluconazole, marketed by Pfizer, Inc.), Noxafil (posaconazole, marketed by Merck & Co.), Vfend (voriconazole, marketed by Pfizer, Inc.), Sporanox (itraconazole, marketed by Jansen Pharmaceuticals, Inc.), Cresemba (isavuconazole, marketed by Astellas Pharma US, Inc.), Ambisome (liposomal amphothericin B, marketed by Astellas Pharma US, Inc.) Abelcet (lipid complex amphothericin B, marketed by Sigma Tau Phrmaceuticals Inc.) and amphothericin B deoxycholate (marketed by X-Gen Pharmaceuticals, Inc.). There currently are and may be more generic versions of these products available at the time of MAT2203 market approval, which will create added competition. In addition to approved therapies, we expect that MAT2203 may compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.), CD101 IV (being developed by Cidara Therapeutics, Inc.) and certain products being developed by Viamet Pharmaceuticals Holdings, LLC, Vical Incorporated and F2G, Ltd.

MAT2501 will compete with a number of drugs currently in development, including ALIS®, an inhaled version of amikacin being developed by Insmed Incorporated for the treatment of NTM; plazomycin, which is being developed by Achaogen, Inc; eravacycline, which is being developed by Tetraphase Pharmaceuticals, Inc.; Brilacidin®, being developed as a broad spectrum anti-bacterial by Cellceutix Corporation, and Raptor Pharmaceuticals, Inc., which has recently announced it intends to pursue development of an inhaled version of the antibiotic levofloxacin for the treatment of NTM.

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

There are a number of potential third-party suppliers for amphotericin B and amikacin, the generic active pharmaceutical ingredients in our lead clinical stage product candidates – MAT2203 and MAT2501, respectively. Although to date we have not entered into formal supply agreements to secure sufficient supply of amphotericin B and amikacin to support our clinical programs for MAT2203 and MAT2501, we believe we will be able to secure supply of amphotericin B and amikacin to support our clinical programs for MAT2203 and MAT2501 from one or more third-party suppliers. As we move through development for each of our product candidates, we expect to enter into long term supply arrangements for these key active pharmaceutical ingredients.

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

Our product candidates must be approved by FDA through the new drug application, or NDA, or biologics license application, or BLA, in the case of biologic product candidates, process before they may be legally marketed in the United States. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with FDA’s good laboratory practice, or cGLP, regulations;

●	submission to FDA of an IND, which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

●	preparation and submission to FDA of an NDA or BLA;

●	review of the product by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	payment of user fees and securing FDA approval of the NDA or BLA; and

●	compliance with any post-approval requirements, including a risk evaluation and mitigation strategy, or REMS, and post-approval studies required by FDA.

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

Submission of an NDA to FDA

Regulatory approval for most new drug or biologic products is based on two adequate and well-controlled Phase 3 clinical trials that provide evidence of the safety and efficacy of the proposed new product. Assuming successful completion of required clinical testing and other requirements, the results of the nonclinical and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee and the sponsor of an approved NDA is also subject to annual prescription drug program fees and establishment user fees. These fees are typically increased annually.

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

Once an approval is granted, FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning or untitled letters or holds on post-approval clinical trials;

●	refusal of FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

Hatch-Waxman Patent Certification and the 30 Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant submits its application to FDA, the applicant is required to certify to FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;

●	the listed patent has expired;

●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Other Health Care Regulations

Health Privacy Laws

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., principal investigators involved in our clinical trials) ) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, (“HIPAA”). HIPAA generally requires that covered entities (healthcare providers, health plans and healthcare clearinghouses) obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). Among other things, HITECH makes HIPAA’s privacy and security standards, as well as the various penalties or failure to comply, directly applicable to “business associates”—independent contractors or agents of covered entities performing certain functions involving the creation or use of protected health information on behalf of a covered entity, or providing services to a covered entity. While we do not believe we are a “business associate” under HIPAA, regulatory agencies may disagree.

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

Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of the ACA. There is continued uncertainty about the implementation of the ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA. If the ACA is repealed or further modified, or if implementation of certain aspects of the ACA are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal, modification or delay in the implementation of the ACA on us at this time. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the HIPPA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the HITECH and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements under the ACA requires manufacturers of drugs to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests and the reported information will be made publicly available on a searchable website; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

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

Employees

As of March 2, 2018, we had 15 full-time employees.

Research and Development

For the years ended December 31, 2017, 2016 and 2015, we spent approximately $9.0 million, $3.9 million and $5.3, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including our anti-infective product candidates, MAT2203 and MAT2501 as well as support and enhancement of our drug delivery technology.

Corporate and Available Information

We were incorporated in Delaware under the name Matinas BioPharma Holdings, Inc. in May 2013. We have two operating subsidiaries: Matinas BioPharma, Inc., a Delaware corporation, and Matinas BioPharma Nanotechnologies Inc., a Delaware corporation (formerly known as Aquarius Biotechnologies Inc.). Nereus BioPharma LLC, a Delaware limited liability company (and Matinas BioPharma’s predecessor) was formed on August 12, 2011. On February 29, 2012, Nereus BioPharma LLC converted from a limited liability company to a corporation and changed its name to Matinas BioPharma, Inc. In July 2013, Matinas BioPharma, Inc. entered into entered into a merger agreement (the “2013 Merger Agreement”) with Matinas Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, or Merger Sub. Pursuant to the terms of the 2013 Merger Agreement, as a condition of and contemporaneously with the initial closing of the 2013 Private Placement, Merger Sub merged (the “2013 Merger”) with and into Matinas BioPharma and Matinas BioPharma became a wholly owned subsidiary of ours. After consummation of the Merger transaction, the management of Matinas BioPharma became the management of Holdings and the board representatives consisted of four former Board members of Matinas BioPharma and Mr. Adam Stern as the Aegis Capital Corp. nominee. Because Holdings was formed solely to effect the 2013 Merger and the 2013 Private Placement, with no operations, and assets consisting solely of cash and cash equivalents, we accounted for the 2013 Merger as a reverse acquisition. The legal acquirer Matinas BioPharma becomes the successor entity, and its historical results became the historical results for Holdings (the legal acquirer and the registrant). On January 29, 2015, we acquired Aquarius Biotechnologies Inc. which was subsequently renamed Matinas BioPharma Nanotechnologies, Inc.

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

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $15.5 million, $7.6 million and $ 9.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $51.3 million. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations primarily through private placements of our equity securities and, to a lesser extent, through funding from the National Institutes of Health, or the NIH. We have devoted substantially all of our financial resources and efforts to the research and development of potential product candidates. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

●	conduct a further Phase 2 clinical trial of MAT2203, our lead product candidate;

●	evaluate the continued the research and development of our other product candidates and potential product candidates, including MAT2501;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

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

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. This going concern opinion, and any future going concern opinion, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. To date, we have devoted our resources to developing MAT9001 and our lead anti-infective product candidates, MAT2203 and MAT2501 and other product candidates developed from our cochleate drug delivery platform technology, but none of these product candidates can be marketed until regulatory approval has been obtained. Meaningful revenues will likely not be available until, and unless, MAT2203 or any of our other product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us, or a partner. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct an additional Phase 2 clinical trial of MAT2203, conduct additional preclinical and clinical trials to further validate and expand our cochleate drug delivery platform technology and potentially advance MAT2501 further into clinical development, continue research and development, initiate clinical trials and, if development succeeds, seek regulatory approval of our product candidates. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company, particularly as we cease to qualify as an “emerging growth company.” Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents of approximately $7.3 million as of December 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements into September of 2018. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	the progress, timing, costs and results of our ongoing and planned clinical trials of MAT2203;

●	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, other product candidates, including MAT2501, any future product candidates based upon our cochleate delivery technology platform, and any preclinical or clinical work done to further validate our cochleate platform delivery technology, generally;

●	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

●	the number and development requirements of other product candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA and comparable non-U.S. regulatory authorities;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

●	the extent to which we acquire or in-license other products and technologies;

●	the costs of operating as a public company; and

●	the effect of competing technological and market developments.

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

As of December 31, 2017, we had outstanding options to purchase an aggregate of 11,395,569 shares of our common stock at a weighted average exercise price of $1.40 per share and warrants to purchase an aggregate of 5,957,831 shares of our common stock at a weighted average exercise price of $0.70 per share. In addition, as of December 31, 2017, we had 1.5 million shares of preferred stock outstanding. Each share of preferred stock, may be converted into 10 shares of common stock upon the request of the holder. The conversion of preferred shares and the exercise of such outstanding options and the warrants, will result in dilution of the value of our shares. In addition, pursuant to the terms of the merger agreement with Matinas BioPharma Nanotechnologies, Inc. (f/k/a Aquarius Biotechnologies, Inc.), we will be required to issue up to an additional 3,000,000 shares of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing the cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing the cochleate delivery technology.

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

U.S. federal income tax reform could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was signed into law, significantly reforming the tax code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, limits net operating loss (NOL) deductions, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. The estimated impact of the Tax Act is based on our management’s current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. We have revalued our net deferred tax assets and liabilities at the newly enacted U.S. federal rate, and we recognized a tax benefit of $.4 million during the year ended December 31, 2017 related to the TCJA.

We continue to examine the impact this tax reform legislation may have on our business. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

Our research and development of product candidates is currently primarily focused on the identification of product candidates for the treatment of human fungal and bacterial infections. Our approach is unproven and we do not know whether we will be successful in our efforts to use our cochleate delivery platform to build a pipeline of product candidates or if we will be able to develop any products of commercial value.

Our scientific approach to the development of anti-infective medicines focuses on using our proprietary technology to deliver therapies for the treatment of human fungal and bacterial infections. Any product candidates that we develop may not be effective and we may not be successful in using our cochleate delivery platform to build a pipeline of anti-infective or other medications and progress these product candidates through clinical development for the treatment of any medical conditions.

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

We recently completed two separate Phase 2 clinical trials of MAT2203. We also recently completed a Phase 1 trial of MAT2501 in healthy volunteers. Because of the early stage of our development efforts, we are still in the process of determining the overall clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of MAT2203, MAT2501, and any other product candidates we may develop will depend on many factors, including the following:

●	successful completion of preclinical studies;

●	successful enrollment in, and completion of, clinical trials;

●	demonstrating safety and efficacy;

●	receipt of marketing approvals from applicable regulatory authorities;

●	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;

●	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;

●	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payers;

●	effectively competing with other therapies;

●	a continued acceptable safety profile of the products following approval; and

●	enforcing and defending intellectual property rights and claims.

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

We cannot be certain that future clinical trials for MAT2203 or any of our other product candidates, will begin on time, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including:

●	inability to reach agreements on acceptable terms with prospective contract research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	inability to maintain necessary supplies of study drug and comparator to maintain predicted enrollment rates at clinical trial sites;

●	regulatory objections to commencing a clinical trial;

●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

●	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

●	inability to obtain institutional review board approval, including that within the NIH, to conduct a clinical trial;

●	difficulty recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;

●	inability to retain subjects in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy; and

●	difficulty in importing and exporting clinical trial materials and study samples.

We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.

To date, we have only developed in-house manufacturing capabilities for the cochleates needed for the clinical development our MAT2203 and MAT2501 product candidates. If we do not develop a long term in-house manufacturing capability for the cochleates needed for our MAT2203 and MAT2501 product candidates sufficient to produce product for continued development and, if regulatory approval is obtained, then commercialization of these products, we will be dependent on a small number of third-party manufacturers for the manufacture of our product candidates. We may not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to cGMP and similar foreign standards and we would not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

Even if we obtain regulatory approval for our product candidates, our long-term viability and growth depend on the successful commercialization of products which lead to revenue and profits. Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process. In order to succeed, among other things, we must be able to:

●	identify potential drug product candidates;

●	design and conduct appropriate laboratory, preclinical and other research;

●	submit for and receive regulatory approval to perform clinical studies;

●	design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices;

●	select and recruit clinical investigators;

●	select and recruit subjects for our studies;

●	collect, analyze and correctly interpret the data from our studies;

●	submit for and receive regulatory approvals for marketing; and

●	manufacture the drug product candidates according to cGMP.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, generally at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, including:

●	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

●	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to institutional review boards for re-inspection due to changes in the regulatory environment;

●	the number of patients required for our clinical trials may be larger than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;

●	our third party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

●	we might have to suspend or terminate one or more of our clinical trials if we, the regulators or the institutional review boards determine that the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●	the cost of our clinical trials may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective clinical research organizations; and

●	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

In addition, if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining, or may not be able to obtain, marketing approval for one or more of our product candidates;

●	obtain approval for indications that are not as broad as intended or entirely different than those indications for which we sought approval; or

●	have the product removed from the market after obtaining marketing approval.

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

The completion rate of clinical studies of our products is dependent on, among other factors, the patient enrollment rate. Patient enrollment is a function of many factors, including:

●	investigator identification and recruitment;

●	regulatory approvals to initiate study sites;

●	patient population size;

●	the nature of the protocol to be used in the trial;

●	patient proximity to clinical sites;

●	eligibility criteria for the study;

●	competition from other companies’ clinical studies for the same patient population; and

●	ability to obtain comparator drug/device.

We believe our procedures for enrolling patients have been appropriate; however, delays in patient enrollment would increase costs and delay ultimate commercialization and sales, if any, of our products. Such delays could materially adversely affect our business, financial condition and results of operations.

If we are not successful in leveraging our cochleate drug delivery platform technology to discover, develop and comemrcialize additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

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

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

●	the research methodology used may not be successful in identifying potential product candidates;

●	we may be unable to identify viable product candidates in our screening campaigns;

●	competitors may develop alternatives that render our product candidates obsolete;

●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

●	a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

●	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors; and

●	the development of bacterial resistance to potential product candidates may render them ineffective against target infections.

If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.

Even if we receive regulatory approval for MAT2203, MAT2501 or any other product candidates we may develop, we still may not be able to successfully commercialize such products and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of MAT2203, MAT2501 or any other product candidates we may develop will depend upon its acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of MAT2203, MAT2501 or such other product candidate will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy of such product candidate;

●	relative convenience and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe such product candidates and of the target patient population to try new therapies;

●	pricing and cost-effectiveness;

●	the inclusion or omission of such product candidate in applicable treatment guidelines;

●	the effectiveness of our or any future collaborators’ sales and marketing strategies;

●	limitations or warnings contained in FDA-approved labeling;

●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement.

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

We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize MAT2203, MAT2501 or any of our other product candidates in the United States without strategic partners or licensees include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our future products;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. We face competition with respect to our current product candidates and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Our current and potential competitors in the anti-fungal marketplace for which we are developing MAT2203 include Merck & Co. Inc., Astellas Pharma US, Pfizer, Inc., Novartis AG, Viamet Inc., Cidara Therapeutics, Scynexis Inc. Vical Incorporated and Sigma Tau. With respect to competition for MAT2501 in the anti-bacterial marketplace, our current and potential competitors include Insmed Incorporated, Merck & Co., Tetraphase Pharmaceuticals, Inc., Achaogen, Inc., Raptor Pharmaceuticals and The Medicines Company.

Furthermore, in July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the GAIN Act. The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products. In December 2016, the Cures Act was passed, providing additional support for the development of new infectious disease products. These incentives may result in more competition in the market for new antibiotics, and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of product candidates that could be competitive with MAT2203, MAT2501 or other similar product candidates that we develop leveraging our cochleate drug delivery technology platform.

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

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	issuance of warning letters or untitled letters;

●	clinical holds;

●	injunctions or the imposition of civil or criminal penalties or monetary fines;

●	suspension or withdrawal of regulatory approval;

●	suspension of any ongoing clinical trials;

●	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

●	suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or

●	product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize MAT2203 or any of our other product candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Future legislation, and/or regulations and policies adopted by the FDA may increase the time and cost required for us to conduct and complete clinical trials of MAT2203, MAT2501 and any other product candidates that we may develop.

FDA has established regulations to govern the drug development and approval process, as have foreign regulatory authorities. The policies of FDA and other regulatory authorities may change and additional laws or government regulations may be promulgated that could prevent, limit, delay but also accelerate regulatory review of our product candidates. For example, in December 2016, the Cures Act was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but all of its provisions have yet to be implemented. Among other things, the Cures Act provides a new “limited population” pathway for certain antibacterial and antifungal drugs, or LPAD, but FDA has not issued guidance regarding the LPAD yet. Additionally, in August 2017, FDA issued final guidance setting forth its current thinking with respect to development programs and clinical trial designs for antibacterial drugs to treat serous bacterial diseases in patients with an unmet medical need. We cannot predict what if any effect the Cures Act or any existing or future guidance from FDA will have on development of our product candidates.

Changes in health care law and implementing regulations, including government restrictions on pricing and reimbursement, as well as health care policy and other health care payor cost-containment initiatives, may have a material adverse effect on us.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system and efforts to control health care costs, including drug prices, that could have a significant negative impact on our business, including preventing, limiting or delay regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved.

For example, in the United States, the Patient Protection and Affordable Care Act of 2010 (“ACA”) substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Many provisions of ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. There is continued uncertainty about the implementation of ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA.

We cannot be sure whether additional legislative changes will be enacted, or whether government regulations, guidance or interpretations will be changed, or what the impact of such changes would be on the marketing approvals, sales, pricing, or reimbursement of our drug candidates or products, if any, may be.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize MAT 2203, MAT2501 or any other product candidates that we may develop in foreign markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;

●	our inability to directly control commercial activities because we are relying on third parties;

●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

●	import or export licensing requirements;

●	longer accounts receivable collection times;

●	longer lead times for shipping;

●	language barriers for technical training;

●	reduced protection of intellectual property rights in some foreign countries;

●	foreign currency exchange rate fluctuations; and

●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Market acceptance and sales of MAT2203, MAT2501 or any other product candidates for which we obtain regulatory approval will depend on reimbursement policies and may be affected by future healthcare reform measures in both the United States and foreign jurisdictions. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which products they will cover and establish payment levels. In addition, government authorities and these third-party payors are increasingly attempting to contain health care costs by demanding price discounts or rebates and limiting both the types and variety of products that they will cover and the amounts that they will pay for these products. In addition, we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources.

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

We rely completely upon on our cochleate delivery technology platform which is licensed to us by Rutgers. We do not own the patents that underlie this technology. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our license agreement with Rutgers. Pursuant to the terms of our license agreement with Rutgers, we control the prosecution, maintenance, or filing of the patents to which we hold licenses, as well as the enforcement of these patents against third parties. However, some of our patents and patent applications were either acquired from another company who acquired those patents and patent applications from yet another company, or are licensed from a third party. Thus, these patents and patent applications were not written by us or our attorneys, and we did not have control over the drafting and prosecution of certain of these patents. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of MAT2203, MAT2501 or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize MAT2203 or MAT2501 and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties against us would be time-consuming and may:

●	result in costly litigation;

●	divert the time and attention of our technical personnel and management;

●	prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;

●	require us to cease or modify our use of the technology and/or develop non-infringing technology; or

●	require us to enter into royalty or licensing agreements.

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

We currently have only fifteen employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, development, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees would adversely impact our business prospects.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Jerome D. Jabbour, our Chief Executive Officer and President, or Raphael J. Mannino, our Chief Technology Officer, would adversely impact our business prospects.

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

We face a potential risk of product liability as a result of the clinical testing of MAT2203, MAT2501 or any future product candidates and will face an even greater risk if we commercialize MAT2203, MAT2501 or any other future product. For example, we may be sued if any product we develop or any material that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of MAT2203 or MAT2501. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for MAT2203, MAT2501 or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	the inability to commercialize our product candidates; and

●	a decline in our stock price.

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

An active public trading market for our common stock may not be sustained.

Our common stock was listed on the NYSE American under the symbol “MTNB” on March 2, 2017. Prior to March 2, 2017, our common stock was available for quotation on the OTCQB under the symbol “MTNB.” We cannot assure you that an active trading market will be sustained. A lack of an active market may impair your ability to sell shares of our common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the price of shares of our common stock. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Our share price has been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2016 through March 11, 2018, the market price of our common stock has fluctuated from a high of $3.99 per share in the first quarter of 2017 to a low of $0.45 per share in the first quarter of 2016. Our progress in developing our product candidates, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

After we are no longer an “emerging growth company” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of SOX, or Section 404, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audits of fiscal year 2017 financial statement, we identified a material weakness in our internal control over financial reporting related to our controls over accounting for stock-based compensation, which allowed for the misinterpretation and historical misapplication of Accounting Standards Codification (“ASC”) 718, Compensation – Stock compensation, regarding the modification of stock option awards issued to employees. To remediate the material weakness described above, we have initiated compensating controls in the near term and are enhancing and revising the design of existing controls and procedures to properly apply ASC 718 to the cancellation and replacement of stock-based compensation awards.

If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” until December 31, 2019, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your Shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

●	they provide that special meetings of stockholders may be called only by the board of directors, President or our Chairman of the Board of Directors, or at the request in writing by stockholders of record owning at least fifty (50%) percent of the issued and outstanding voting shares of common stock;

●	they do not include a provision for cumulative voting in the election of directors. Under cumulative voting, a minority stockholder holding a sufficient number of shares may be able to ensure the election of one or more directors. The absence of cumulative voting may have the effect of limiting the ability of minority stockholders to effect changes in our board of directors; and

●	they allow us to issue, without stockholder approval, up to 10,000,000 shares of preferred stock (of which up to 8,400,000 shares remain available for issuance) that could adversely affect the rights and powers of the holders of our common stock.

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

As a result of the 2013 Merger (as defined herein), our ability to utilize our U.S. federal net operating loss, carryforwards and U.S. federal tax credits may be limited under Sections 382 of the Internal Revenue Code of 1986, as amended. The limitations apply if an “ownership change,” as defined by Section 382 and Section 383, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 and Section 383 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The Tax Act, among other things, imposes significant additional limitations on the deductibility of interest and limits net operating loss (NOL) deductions.

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

From July 21, 2014 to March 1, 2017, our common stock commenced quotation on the OTCQB under the symbol “MTNB”. The following table sets forth, for the periods January 1, 2016 until March 1, 2017, the reported high and low bid quotations per share for our common stock based on information provided by the OTC Market Group, Inc. Such OTCQB over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly because our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market. Our common stock was listed on NYSE American effective March 2, 2017. The following table sets forth, for the periods March 1, 2017 until December 31, 2017, the reported high and low sales price per share for our common stock based on information provided by the NYSE American.

	Fiscal Year 2016
	High	Low
First Quarter	$0.90	$0.45
Second Quarter	$0.79	$0.47
Third Quarter	$1.73	$0.61
Fourth Quarter	$1.95	$1.25

	Fiscal Year 2017
	High	Low
First Quarter	$3.99	$1.39
Second Quarter	$3.20	$1.40
Third Quarter	$1.80	$1.01
Fourth Quarter	$1.60	$1.02

Holders

As of March 2, 2018, we had approximately 491 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

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

Stock Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash on July 21, 2014 (the first day of trading on our common stock), through December 31, 2017 for (i) our common stock, (ii) the S&P 600 Biotechnology Index, (iii) the NASDAQ Biotechnology Index and (iv) Russell Small Cap Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Item 6.	Selected Financial Data

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017.

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

Overview

We are a clinical-stage biopharmaceutical company currently focused on the discovery and development of innovative product candidates derived from our unique and proprietary, lipid-crystal nano-particle, or cochleate, platform delivery technology. Our proprietary cochleate delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, nano-encapsulates drugs and is designed to make these drugs orally bioavailable, well tolerated and safe while providing intracellular delivery. The ability of our drug delivery technology to efficiently deliver drugs intracellularly results in the targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation as well as the potential to treat a variety of cell-based pathogens, diseases and conditions. We believe our cochleate technology provides us with a highly stable, safe, efficient and broadly applicable drug delivery platform, with particular utility in diseases and conditions in which the immune system plays a significant modulation role and where the immune system facilitates the active transport of our lipid crystal nano-particles throughout the body.

Currently, we focused on leveraging our delivery platform in developing our own products within the anti-infective space and on identifying strategic partners whose drug candidates and molecules, in combination with our delivery technology, present the greatest value and innovation while addressing significant markets of unmet medical need.

We believe initially focusing on the anti-infective market has distinct advantages for the development of products, including:

●	a current regulatory environment which provides small development and clinical stage companies incentives such as significant periods of regulatory marketing exclusivity and opportunities to reduce development cost and timeline to market for anti-infective drug candidates;

●	traditional high correlation between efficacy and safety data in preclinical animal models and the outcome of human clinical trials with anti-infective product candidates, particularly for systemic disease;

●	attractive commercial opportunities for anti-infective product differentiated in safety profile, mode of action and oral bioavailability positioned against current therapies with significant side effects, or drug to drug interactions, limited efficacy and intravenous delivery resulting in lack of convenience, compliance and at a significant burden to the cost of healthcare.

We have incurred losses for each period from inception. Our net loss was approximately $15.5 million, $7.6 million and $9.1 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and MAT2501 and any other product candidates we choose to develop based upon our cochleate delivery technology platform. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the year ended December 31, 2017, we generated approximately $150 thousand in contract research revenues, resulting from a grant with the Cystic Fibroses Foundation. No revenues were generated for the year ended December 31, 2016 and approximately $195 thousand was generated in year ended December 31, 2015. Our ability to generate product revenue from our lead clinical product candidates, if approved, which we do not expect to occur before 2023, if ever, will depend significantly on the successful development and eventual commercialization of MAT2203 and MAT2501. The Company will adopt ASU No. 2015-14, “Revenue from Contracts with Customers” as of January 1, 2018. This standard will not have an impact on our consolidated statements.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of cochleate delivery technology and MAT2203 and MAT2501, which include:

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2017, 2016 and 2015. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$361	$152	$419
Preclinical trials	923	148	310
Clinical development	3,244	1,190	1,406
Regulatory	282	186	353
Internal staffing, overhead and other	4,200	2,272	2,804
Total research & development	$9,010	$3,948	$5,292

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2018, we will be focused on completion of our Phase II studies for MAT2203, starting a new study, and moving MAT2501 and our delivery platform forward in development.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services.

We anticipate that our general and administrative expenses will increase during 2018 due to the increased expenses related to our status as a publicly traded company, including expenses in support of compliance with the requirements of Section 404 of the Sarbanes Oxley Act as well as increase investor relations, protection of our intellectual property and insurance costs

Sale of Net Operating Losses (NOLs)

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses, particularly for product development costs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments as necessary. Examples of estimated accrued research and development expenses include:

●	fees paid to contractors in connection with the development of manufacturing processes for products in development;

●	fees paid to CROs in connection with preclinical and clinical development activities;

●	fees paid to contractors in connection with preparation of regulatory submissions; and

●	fees paid to vendors related to product manufacturing, development and distribution of clinical study supplies.

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

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As a publicly-held company, we utilized our historical data to estimate expected stock price volatility.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. For awards subject to performance conditions, the Company recognizes stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the years ended December 31, 2017, 2016 and 2015 and to re-measure stock options issued to consultants.

	For the Year Ended December 31,
	2017	2016	2015
Volatility	67.8% - 109.63%	44.72% - 89.15%	71.0% - 102.3%
Risk-free interest rate	1.89% - 2.37%	1.14% - 2.09%	1.34% - 1.74%
Dividend yield	0.0	0.0	0.0%
Expected life	6.0 years	6.0 years	6.0 years

The expected stock price volatility assumption was determined by examining the Company’s historical volatility. We will continue to analyze our expected term assumptions as more historical data for our common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. Accordingly, we have assumed no dividend yield for purposes of estimating the fair value of our share-based compensation.

Share-based compensation expense associated with stock options, restricted stock granted to employees and non-employees was approximately $3.6 million, $1.5 million, and $1.6 million for December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had approximately $4.6 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 1.5 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

The closing price of our stock (on the date of a grant) is used as an input in the measurement of stock-based compensation.

The 2013 Equity Compensation Plan, as amended, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of December 31, 2017, there were 1.5 million shares of our common stock available for issuance under the Plan.

As of December 31, 2017, we had outstanding options to purchase an aggregate of approximately 11.4 million shares of our common stock with a weighted average exercise price of $1.40. At December 31, 2017, approximately 8.4 million options had vested at a weighted average exercise price of $1.86 per share. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at December 31, 2017. The total intrinsic value of options outstanding and vested at December 31, 2017 was approximately $2.7 million.

Basic and Diluted Net Loss Per Share of common stock

We compute basic net loss per share of common stock by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects stock options. We compute diluted net loss per share of common stock by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects stock options outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share of common stock for the years ended December 31, 2017, 2016 and 2015.

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

Results of Operations

Years Ended December 31, 2017 and 2016

The following table summarizes our operating expenses for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	($ in thousands)
Expenses:
Research and development	$9,010	$3,948
General and administrative	7,642	4,309
Operating Expenses	$16,652	$8,257

Research and Development expenses. Research and Development (R&D) expense for the year ended December 31, 2017 was approximately $9.0 million, an increase of approximately $5.1 million over the prior year. R&D expenses increased mainly due to preclinical expenses, the completion of a clinical human studies in 2017, costs associated with the setup of our new laboratory facilities and compensation costs (headcount increases). We expect R&D expenses to increase during 2018 as we move our development programs forward, increase our headcount and continue to finance our new laboratory and manufacturing facility.

General and Administrative expenses. General and administrative expense for the year ended December 31, 2017 was approximately $7.6 million and increase of approximately $3.3 million over prior year. The increase in general and administrative expense was primarily due to increases in stock based compensation, professional fees (investor relations, accounting and legal) and insurance costs. We forecast increases in these areas in 2018 mainly related to expenses associated with being a public company on a national stock exchange and costs related to compliance with the Sarbanes Oxley Act.

Years Ended December 31, 2016 and 2015

The following table summarizes our operating expenses for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	($ in thousands)
Expenses:
Research and development	$3,948	$5,292
General and administrative	4,309	4,814
Operating Expenses	$8,257	$10,106

Research and Development expenses. Research and Development (R&D) expense for the year ended December 31, 2016 was approximately $3.9 million, compared to approximately $5.3 million for the year ended December 31, 2015, a decrease of $1.4 million. R&D expenses decreased mainly due to the completion of a clinical human study in 2015 for MAT9001. In 2016, significant resources have been targeted to MAT2301 and MAT2501, limiting resources spent on MAT9001.

General and Administrative expenses. General and administrative expense for the year ended December 31, 2016 was $4.3 million compared to $4.8 million for the year ended December 31, 2015, a decrease of $0.5 million. The decrease in general and administrative expense was primarily due to decreases in employee compensation, legal and accounting fees.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2017, we have raised a total of approximately $50.2 million in gross proceeds and $44.5 million net, from sales of our equity securities.

As of December 31, 2017, we had cash and cash equivalents totaling $7.3 million.

2017 Controlled Equity Offering

We entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. “Cantor”, pursuant to which, subject to certain limited restrictions and daily sales limits, we may sell shares of common stock having an offering price of up to $30 million. Through December 31, 2017, we raised approximately $1.1 million through this agreement.

2017 Warrant Tender Offer and Excercised Warrants

On January 13, 2017, we completed a tender offer to amend and exercise certain categories of existing warrants.

Pursuant to the Offer to Amend and Exercise, an aggregate of 30,966,350 Warrants were tendered by their holders. The gross cash proceeds from such exercises were approximately $13.5 million and the net cash proceeds after deducting warrant solicitation agent fees and other estimated offering expenses were approximately $12.7 million. Prior to the Offer to Amend and Exercise, we had 58,159,495 shares of common stock outstanding and warrants to purchase an aggregate of 40,255,234 shares of common stock. Immediately following the Offer to Amend and Exercise (after the effect of certain cash and cashless exercises), the Company issued in exchange for the warrants 29,666,782 common shares.

In addition, the Company has received approximately $ 2.2 million and $ .3 million in 2017 and 2016, respectively, from the exercise of warrants.

2016 Private Placement

In July, August and September 2016, we conducted closings for a private placement, or the “2016 Private Placement,” pursuant to which we sold to accredited investors an aggregate of 1,600,000 Series A Preferred Shares, which are convertible into 16,000,000 shares of common stock based on the current conversion price, at a purchase price of $5.00 per share, for aggregate gross proceeds to the Company of $8.0 million (see note G for additional information about Preferred Stock). Net proceeds were approximately $6.9 million after legal and placement agent fees.

2015 Private Placement

In March and April 2015, we completed the 2015 Private Placement which is detailed in our Financial Statement footnotes (Note E), under which we sold an aggregate of 20,000,000 shares of our common stock and warrants to purchase an aggregate of 20,000,000 shares of our common stock with an exercise price of $0.75 per share, which warrants are exercisable for a period of five years from the initial closing date. Aegis Capital Corp. acted as the Placement Agent for the 2015 Private Placement (the “Placement Agent”). The gross proceeds to us from the 2015 Private Placement were $10.0 million, net proceeds were $8.5 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Year Ended December 31 ($ in thousands)
	2017	2016	2015
Cash used in operating activities	$(11,459)	$(6,119)	$(7,815)
Cash used in investing activities	(942)	-	(5)
Cash provided by financing activities	15,602	6,997	8,456
Net increase in cash and cash equivalents	$3,201	$878	$636

Operating Activities

We have incurred significant costs in the area of research and development, including clinical, manufacturing, analytical, regulatory and other development costs. In addition, general and administrative expenses are incurred related to becoming a public company, personnel costs in the Finance and Executive area, as well as costs associated with legal, accounting and investor relation services. Net cash used in operating activities was approximately $11.5 million for the year ended December 31, 2017 and $6.1 million for the year ended December 31, 2016. Subject to our ability to raise additional capital, we expect that there will be a significant increase in cash used in our research and development activities during 2018 as we continue to move our product candidates and delivery platform forward in their development cycle, add R&D headcount and establish our new laboratory and manufacturing facility.

Net cash used in operating activities was approximately $6.1 million for the year ended December 31, 2016 and $7.8 million for the year ended December 31, 2015. This reduction was associated with a reduction in research and development expenses.

Investing Activities

Approximately $0.9 million of cash was used in investing activities for the year ended December 31, 2017 all related to the setup of our new laboratory facility. During 2018, we will continue to invest in our R&D facility.

No cash was spent on investing activities for the year ended December 31, 2016. For the year ended December 31, 2015, $5,000 was spent, primarily for the purchase of scientific laboratory equipment.

Financing Activities

Net cash provided by financing activities was $15.6 million for the year ended December 31, 2017. The cash provided by financing activities in 2017 was primarily due to the warrant tender offer completed in January 2017, additional warrants tendered throughout the year and sale of our common stock through the Controlled Equity Offering.

Net cash provided by financing activities was $7.0 million for the year ended December 31, 2016 and $8.5 million for the year ended December 31, 2015. The cash provided by financing activities in 2016 was primarily due to the $8.0 million in gross proceeds raised in the private placement of our Preferred Stock, $0.3 million raised from the exercise of common stock warrants, offset by $1.2 million in issuance costs. The cash provided by financing activities for the year ended December 31, 2015 was primarily due to the $10.0 million in gross proceeds received from our 2015 Private Placement, offset by $1.5 million in issuance costs.

Funding Requirements and Other Liquidity Matters

MAT2203 and MAT2501 are still in development stages. In addition, we continue to enhance our drug delivery platform. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	initiate and conduct a Phase 2/3 adaptive design clinical trial of MAT2203, our lead product candidate;

●	initiate and continue the research and development of our other product candidates and potential product candidates, including MAT2501;

●	seek to advance and validate our cochleate lipid-crystal delivery technology platform;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements into September 2018. We need to raise additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT2203 and MAT2501, and potentially conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have based this estimate on assumptions that may prove to be wrong in the future, and we may use our available capital resources sooner than we currently expect.

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

The Company was obligated to provide a security deposit of $300,000 to obtain the office lease space. This deposit was reduced by $100,000 in 2016 and 2015 and can be reduced down to $50,000 in 2018, as long as the Company makes timely rental payments.

On December 15, 2016, the Company entered into a 10 year, 3 month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. The lease began August 2017. The monthly rent will start at approximately $43,000 increasing to approximately $64,000 in the final year.

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

On November 10, 2016 the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases to support NIH investigators to acquire technical, statistical and administrative support for research activities as well as to pay for supplies and travel expenses for a total amount of $132,568 paid in 4 equal quarterly installments beginning in the fourth quarter 2016 and each quarter during 2017. This agreement has been renewed for 2018.

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

Our financial statements, together with the independent registered public accounting firm report thereon, are incorporated by reference from the applicable information set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2017, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2017 due to the material weakness discussed below. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to the material weakness discussed below.

During the fourth quarter of fiscal 2017, we identified a material weakness in the design and operating effectiveness of our controls over the application of proper accounting guidance for the recognition of stock-based compensation for modified awards issued to consultants. Although the material weakness did not result in an restatement, as further described below, it is likely that the control deficiency could have potentially resulted in a material misstatement of the Company’s financial statement if not remediated timely. To remediate the material weakness described above, we have initiated compensating controls in 2018 and will be enhancing and revising the design of existing controls and procedures to ensure the proper application of accounting guidance for the recognition of stock-based compensation awards. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2018.

Changes in internal control over financial reporting.

Other then the remediating controls to address the material weakness documented above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely not to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Roelof Rongen stepped down as our Chief Executive Officer and a member of our board of directors effective March 15, 2018. We entered into a separation agreement with Mr. Rongen pursuant to which, among other things, Mr. Rongen will receive 15 months in base salary as severance, payable in accordance with the Company’s standard payroll practices over 15 months, Mr. Rongen has agreed to provide transition services for a period of three months to assist in the transition process and Mr. Rongen will be provided with an extension through three years after the separation date of the exercise period for his vested stock options. The separation agreement further provides for certain restrictions on sales of shares of our common stock held by Mr. Rongen. His departure as an officer and director of the Company is not due to a dispute or disagreement with the Company.

Our board of directors appointed Jerome D. Jabbour to serve as a member of our board of directors and to serve as our Chief Executive Officer. Mr. Jabbour is a co-founder of Matinas BioPharma. He has served as our President since March 2016. Prior to that he served as our Executive Vice President, Chief Business Officer, General Counsel and Secretary since October 2013 and as one of our directors from April 2012 until November 2013. Prior to joining our management team, he was the Executive Vice President and General Counsel of MediMedia USA, or MediMedia, from 2012 to October 2013, a privately held diversified health care services company. Prior to MediMedia, he was the Senior Vice President, Head of Global Legal Affairs of Wockhardt Limited (2008-2012) and Senior Counsel and Assistant Secretary at Reliant (2004-2008). Earlier in his career, he held positions as Commercial Counsel at Alpharma, Inc. (2003-2004) and as a Corporate Associate at Lowenstein Sandler LLP (1999-2003). Mr. Jabbour earned his J.D. from Seton Hall University School of Law in New Jersey and a B.A. in Psychology from Loyola University in Baltimore.

We are in the process of negotiating a new employment agreement with Mr. Jabbour.

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

Name	Age	Position(s)
Herbert Conrad	85	Chairman of the Board, Director
Jerome D. Jabbour	43	Chief Executive Officer and President, Director
Dominick M. DiPaolo	42	Senior Vice President of Quality and Regulatory Compliance
Raphael J. Mannino	70	Senior Vice President and Scientific Officer
Gary Gaglione	65	Vice President of Finance and Accounting, Acting Chief Financial Officer
Eric Ende	49	Director
James S. Scibetta	53	Director
Adam K. Stern	53	Director
Matthew Wikler	68	Director

Management

Jerome D. Jabbour, JD was appointed Chief Executive Officer in March 2018. He has served as our President since March 2016. Prior to that he served as our Executive Vice President, Chief Business Officer, General Counsel and Secretary since October 2013 and as one of our directors from April 2012 until November 2013. Mr. Jabbour is also a Co-founder of Matinas BioPharma. Prior to joining our management team, he was the Executive Vice President and General Counsel of MediMedia USA, or MediMedia, from 2012 to October 2013, a privately held diversified health care services company. Prior to MediMedia, he was the Senior Vice President, Head of Global Legal Affairs of Wockhardt Limited (2008-2012) and Senior Counsel and Assistant Secretary at Reliant (2004-2008). Earlier in his career, he held positions as Commercial Counsel at Alpharma, Inc. (2003-2004) and as a Corporate Associate at Lowenstein Sandler LLP (1999-2003). Mr. Jabbour earned his J.D. from Seton Hall University School of Law in New Jersey and a B.A. in Psychology from Loyola University in Baltimore.

Dominick M. DiPaolo has served as our Senior Vice President of Quality and Regulatory Compliance since April 2017. Previously from October 2015 until April 2017, Mr. DiPaolo served as Senior Vice President of Quality, Compliance and Regulatory Affairs at Cyalume Technologies Holdings, Inc. (OTCQB: CYLU), a diversified pharmaceutical and medical device company. Prior to Cyalume, from August 2011 until July 2015, Mr. DiPaolo served as Senior Vice President, Quality, Compliance and Regulatory Affairs at Tris Pharma, a specialty pharmaceutical company of both branded and generic products. Prior to Tris Pharma, Mr. DiPaolo served as Vice President of Quality and Regulatory for G&W Laboratories, Inc., a niche pharmaceutical company. Earlier in his career, he held various senior quality positions at Barr Laboratories, Pfizer Inc., Novartis, Hoffmann-La Roche and Johnson & Johnson. Mr. DiPaolo is both a Certified Quality Engineer (“CQE”) as well as a Certified Quality Auditor (“CQA”) from the American Society for Quality. Mr. DiPaolo earned his B.S. in Biotechnology and Microbiology from Rutgers University in New Brunswick, New Jersey and completed his graduate course work in Microbiology at Seton Hall University in South Orange, New Jersey.

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

Jerome D. Jabbour. See description under “Management.”

Eric Ende has served on our board of directors since April 2017. Dr. Ende is president of Ende BioMedical Consulting Group, a privately-held consulting company which is focused on helping life sciences companies raise capital, identify licensing partners, and optimize corporate structure as well as analyzing both private and public investment opportunities for clients within the life sciences industry, a position he has held since 2009. Dr. Ende serves as co-founder, chief executive and chief financial officer of WellFit Holdings, LLC, a private company focused on developing fitness technologies. In addition, Dr. Ende consulted with Icahn Enterprises in their efforts to appoint board members at Forest Labs, Genzyme, Biogen IDEC, and Amylin. Dr. Ende served on the board of directors and as a member of the audit and risk management committee of Genzyme Corp. (NASDAQ: GENZ) from 2010 until it was acquired by Sanofi (NSYE: SNY) in 2011. Dr. Ende is currently serving on the Technology Transfer Committee of Mount Sinai Innovation Partners and served as the Chairman of the Unsecured Creditor’s Committee overseeing the bankruptcy of Egenix, Inc. From 2002 through 2008, Dr. Ende was the senior biotechnology analyst at Merrill Lynch. From 2000 through 2002, Dr. Ende was the senior biotechnology analyst at Banc of America Securities and, from 1997 to 2000, he was a biotechnology analyst at Lehman Brothers. Dr. Ende received an MBA in Finance & Accounting from NYU – Stern Business School in 1997, an MD from Mount Sinai School of Medicine in 1994, and a BS in Biology and Psychology from Emory University in 1990. We believe Dr. Ende is qualified to serve on our board of directors due to his industry experience, including as president of Ende BioMedical Consulting Group and as a biotechnology analyst, and his prior public company board experience.

James S. Scibetta has served as a member of our board of directors since November 2013. He is currently Chief Executive Officer of Maverick Therapeutics, a development stage immune-oncology company. Prior to Maverick, he was President and Chief Financial Officer of Pacira Pharmaceuticals, Inc. (NASDAQ: PCRX), a position he has held since October 2015. Prior to that, Mr. Scibetta was the Chief Financial Officer of Pacira since 2008. Prior to joining Pacira in August 2008, he served as a consultant to Genzyme Corporation following the sale of Bioenvision Inc. (NASDAQ: BIVN) to Genzyme in 2007. From 2006 to 2007 Mr. Scibetta was CFO of Bioenvision. From 2001 to 2006, he was Executive Vice President and Chief Financial Officer of Merrimack Pharmaceuticals Inc. (NASDAQ: MACK). Mr. Scibetta has previously served on the board of directors at the following life sciences companies: Nephros Inc. (NASDAQ: NEPH), Merrimack Pharmaceuticals and Labopharm Inc. Prior to his executive management experience, Mr. Scibetta spent over a decade in investment banking where he was responsible for sourcing and executing transactions for a broad base of public and private healthcare and life sciences companies. Mr. Scibetta received his Bachelor of Science in Physics from Wake Forest University and an MBA from the University of Michigan. We believe Mr. Scibetta is qualified to serve on our board of directors because of his extensive management experience in the pharmaceutical industry, his investment banking experience and his experience as a chief financial officer and audit committee member of several publicly traded companies.

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

Matthew Wikler has served as a member of our board of directors since January 2018. Dr. Wikler currently serves as the Principal of Infectious Disease Technology Development Consulting (IDTD Consulting) where he provides clinical, medical and regulatory strategic insight to companies developing new technologies for the treatment and prevention of infectious diseases, a position he has held since 2015. Prior to that from 2012 to 2015, Dr. Wikler served at The Medicines Company (NASDAQ: MDCO) as VP, New Business Ventures and VP and Medical Director, Infectious Disease Care. Over the course of his career Dr. Wikler held senior leaderships positions for a number of pharmaceutical companies, including as Chief Development Officer of Rib-X Pharmaceuticals, Inc., a privately-held biopharmaceutical company developing new antibiotics to provide superior coverage, safety and convenience for the treatment of serious and life-threatening infections, President and Chief Executive Officer of IASO Pharma Inc., a privately-held clinical stage biotechnology company focused on the development of antibacterial and antifungal therapeutics, the Institute for One World Health, a 501(c)(3) nonprofit drug development organization, Mpex Pharmaceuticals, Inc., a privately-held company focused on developing and manufacturing therapies for antibiotic resistance with focus on gram-negative organisms, Peninsula Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on developing and commercializing antibiotics to treat life-threatening infections (acquired by Johnson & Johnson (NYSE: JNJ)), ViroPharma Incorporated (NASDAQ: VPHM), Bristol-Myers Squibb Company (NYSE:BMY), and Ortho-McNeil Pharmaceutical (a division of Johnson & Johnson). Dr. Wikler began his career at Smith Kline & French/Smith Kline Beecham where he held positions of increasing responsibilities over ten years. Dr. Wikler held a variety of positions at the FDA, including the Deputy Director of the Division of Anti-Infective Drug Products. Dr. Wikler earned a B.A. in Chemistry from Franklin and Marshall, an M.D. degree from Temple University School of Medicine, and his M.B.A. from the University Of Pennsylvania Wharton School Of Business. He completed his Infectious Diseases Fellowship at the Hospital of the University of Pennsylvania and is a Fellow of the Infectious Diseases Society of America.

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

Board Committees

Our board of directors has three standing committees — an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, review and evaluate the audit performed by our registered independent public accountants and report to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. The Board adopted a written charter for the Audit Committee, which is available on our website. James Scibetta, Herbert Conrad, and Eric Ende currently serve as members of the Audit Committee with James Scibetta, serving as its chairman. All of the members of the Audit Committee have been determined to be financially literate and are considered independent directors as defined under The NYSE American’s listing standards and applicable SEC rules and regulations. Mr. Scibetta qualifies as an audit committee “financial expert” as that term is defined by Commission regulations. The Audit Committee met four times during 2016. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of our executive officers, including our chief executive officer, and makes recommendations in that regard to the Board as a whole. The Board adopted a written charter for the Compensation Committee, which is available on our website. Herbert Conrad, Eric Ende and James Scibetta and Matthew Wikler currently serve as members of the Compensation Committee, with Eric Ende serving as its chairman. All of the members of the Compensation Committee are considered independent directors as defined under The NYSE American’s listing standards. The Compensation Committee met four times during 2016. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Bylaws and applies the same criteria to all persons being considered. The Board adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website. Herbert Conrad, Eric Ende and James Scibetta currently serve as members of the Nominating and Corporate Governance Committee, with Herbert Conrad serving as its chairman. All of the members of the Nominating and Corporate Governance Committee are considered independent directors as defined under The NYSE American’s listing standards. The Nominating and Corporate Governance Committee met four times during 2016. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.matinasbiopharma.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2017, all reports required to be filed under Section 16(a) were filed on a timely basis, except as set forth below.

In connection with his appointment to the board of directors and grant of an equity award, Eric Ende had a Form 3 and Form 4 filing due on April 5, 2017. Such Form 3 and Form 4 were filed on April 21, 2017. A form 4 for an option grant should have been filed on December 18, 2017. Such Form 4 was filed on February 27, 2018.

In connection with his appointment as an officer and grant of an equity award, Dominick M. DiPaolo had a Form 3 and Form 4 filing due on April 12, 2017. Such Form 3 and Form 4 were filed on April 21, 2017.

In connection with an open market purchase, Raphael Mannino had a Form 4 filing due on September 13, 2017. Such Form 4 was filed on September 15, 2017.

Item 11.	Executive Compensation

Summary Compensation Table – 2017

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2017 for services rendered in all capacities to us for the years ended December 31, 2017 and December 31, 2016 up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company as of December 31, 2017. These individuals are our named executive officers for 2017.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation($)	Total ($)
Jerome D. Jabbour, Chief Executive Officer and President	2017	299,000	90,000	881,483	-	1,270,483
	2016	282,804	90,000	108,500	-	481,304

Dominick DiPaolo	2017	188,141	-	960,801	-	1,148,942
Senior Vice President, Quality and Regulatory Compliance	2016	-	-	-	-	-

Roelof Rongen	2017	383,333	160,000	1,322,224	-	1,865,557
Former Chief Executive Officer	2016	283,750	160,000	116,250	-	560,000

(1)	Amounts reflect the grant date fair value of option awards granted in 2017 and 2016 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

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

DiPaolo

On April 1, 2017 we entered into an employment agreement with Mr. DiPaolo. Under the terms of Mr. DiPaolo’s employment agreement, upon signing the agreement he received a grant of 350,000 options and he will receive a base salary of $250,000 per year. In addition, Mr. DiPaolo will also be eligible to receive an annual bonus, which is targeted at 30% of his annual base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. DiPaolo will also be eligible to receive option grants at the discretion of our Compensation Committee. On September 28, 2017 the Compensation Committee of the Board of Directors approved a salary increase to $275,000 per year. In addition, the Committee also approved a grant of 350,000 options.

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

We entered into a separation agreement dated March 15, 2018 with Mr. Rongen pursuant to which, among other things, Mr. Rongen will receive 15 months in base salary as severance, payable in accordance with the Company’s standard payroll practices over 15 months, Mr. Rongen has agreed to provide transition services for a period of three months to assist in the transition process and Mr. Rongen will be provided with an extension through two years after the separation date of the exercise period for his vested stock options. The separation agreement further provides for certain restrictions on sales of shares of our common stock held by Mr. Rongen.

Outstanding Equity Awards at Fiscal Year-End Table – 2017

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2017.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jerome D. Jabbour	122,232	277,768	$3.30	Feb 20, 2027
	223,629	126,371	$0.43	Feb 14, 2026
	175,000	-	$0.41	Jan 27, 2025
	350,000	-	$1.28	July 20, 2024
	350,000	-	$0.94	Oct 3, 2023

Dominick DiPaolo	38,892	311,108	$1.31	Sep 27, 2017
	87,507	262,493	$2.86	Apr 9, 2017

Roelof Rongen	183,348	416,652	$3.32	Feb 20, 2027
	239,603	135,397	$0.43	Feb 14,2026
	300,000	-	$0.41	Jan 27, 2025
	350,000	-	$1.28	Jul 20,2024
	350,000	-	0.94	Oct 2, 2023

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

Shares Subject to the 2013 Plan. As of March 15, 2018 the aggregate number of shares of common stock available for issuance in connection with awards granted under the 2013 Plan is 17,890,137shares, subject to customary adjustments for stock splits, stock dividends or similar transactions (the “Initial Limit”). Incentive Stock Options may be granted under the 2013 Plan with respect to all of those shares. The number of shares of common stock available for issuance under the 2013 Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2015, in an amount equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year (the “Annual Increase”). Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the Annual Increase in the share reserve for such calendar year shall be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of common stock which may be issued in respect of Incentive Stock Options is equal to the Current Limit, and will be increased on each January 1, by the Annual Increase for such calendar year.

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

Stock Appreciation Rights. The Compensation Committee may grant stock appreciation rights independent of or in connection with an option. The Compensation Committee will determine the terms applicable to stock appreciation rights. The base price of a stock appreciation right will be determined by the Compensation Committee, but will not be less than 100% of the fair market value of a share of our common stock with respect to the date of grant of such stock appreciation right. The maximum term of any SAR granted under the 2013 Plan is ten years from the date of grant. Generally, each SAR stock appreciation right will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value of a share of common stock on the date of exercise of the stock appreciation right over the base price of such stock appreciation right, multiplied by

●	the number of shares as to which such stock appreciation right is exercised.

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

Director Compensation Table – 2017

The following table summarizes the annual compensation for our non-employee directors during 2017.

Name	Stock Awards($) (1)	Option Awards ($) (1)	Total ($)
Herbert Conrad	65,000	117,530	182,530
Eric Ende	35,627	602,821	638,448
Stefano Ferrari(2)	56,250	88,148	144,398
James S. Scibetta	58,750	88,148	146,898
Adam Stern	35,000	88,148	123,148

(1)	Amounts reflect the grant date fair value of stock awards and option awards granted in 2017 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the directors.

(2)	Mr. Ferrari resigned as a member of our board of directors effective December 31, 2017.

In January 2018, we adopted an amended compensation policy pursuant for our non-employee directors. The amended policy provides for the following compensation amounts payable in cash, or upon election by such non-employee director, in shares of unrestricted common stock: (i) each non-employee director, other than the chairman of the board is entitled to receive an annual fee of $50,000, (ii) the chairman of the board is entitled to receive an additional annual fee of $25,000, (iii) the chair of our audit committee is entitled to receive an annual fee from us of $15,000 and other members of our audit committee are entitled to receive $7,500; (iv) the chair of our compensation committee is entitled to receive an annual fee from us of $12,000 and other members of our compensation committee are entitled to receive $6,000; and (v) the chair of our nominating and corporate governance committee is entitled to receive an annual fee from us of $7,500 and other members are entitled to receive $4,000.

As of the date of each annual meeting of the shareholders, each non-employee director will receive an option grant to purchase of our common stock valued at $80,000 as determined by the Black Scholes method on the date of grant under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, which shall vest in twelve equal monthly installments.

All fees under the director compensation policy are paid on a quarterly basis in arrears and no per meeting fees are paid. All fees may be paid in unrestricted shares of common stock at the election of the director. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently composed of the following four non-employee directors: Eric Ende, Chair, Herbert J. Conrad, James Scibetta and Matthew Wikler. During the last fiscal year, the Compensation Committee was composed of the following four non-employee directors: Stefano Ferrari, Chair, Herbert J. Conrad, Eric Ende and James Scibetta. No member of the Compensation Committee is or was formerly an officer or an employee of the Company during the last fiscal year. In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of the Company’s directors serve as an executive officer. Please see Item 13. Certain Relationships and Related Party Transactions – Vendor Agreement,” for a discussion of a related party transaction to which Mr. Ferrari was a party during fiscal 2017. In addition, Messers. Conrad, Ferrari and Scibetta participated in the Company’s warrant tender offer during fiscal 2017. See “Item 13. Certain Relationships and Related Party Transactions – Warrant Tender Offer” for additional information.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2018 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

●	each of our named executive officers and executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 93,578,602 shares outstanding as of March 15, 2018. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 15, 2018. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

5% Stockholders
Jennifer Lorenzo(1)	6,986,576	7.1%

Directors and Executive Officers
Roelof Rongen(2)	5,097,794	5.4%
Herbert Conrad(3)	4,705,897	5.0%
Eric Ende(4)	112,209	* %
James Scibetta (5)	858,588	* %
Adam Stern(6)	9,026,429	9.4%
Matthew Wikler(7)	20,835	* %
Dominick M. DiPaolo(8)	223,629	* %
Gary Gaglione(9)	366,674	* %
Jerome D. Jabbour(10)	2,084,410	2.2%
Raphael Mannino (11)	1,848,580	2.0%
Directors and Executive Officers as a group (10 persons) (12)	24,345,045	24.1%

* Less than 1%

(1) Based on information contained in a Schedule 13G filed on July 3, 2017. Includes 4,900,000 shares of common stock underlying shares of Series A Preferred Stock held by GJG Life Sciences, LLC. GJG Capital, LLC is the Managing Member of GJG Life Sciences, LLC, a limited liability company. Ms. Lorenzo is the Managing Member of GJG Capital, LLC and, as a result, Ms. Lorenzo and GJG Capital, LLC may be deemed to be indirect beneficial owners. The address for reporting persons is c/o GJG Capital, LLC. 107 Circle Road, Staten Island, NY 10304.

(2) Includes 1,558,378 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018. Does not include 416,662 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(3) Includes (i) 20,000 convertible preferred shares if converted to 200,000 common shares (ii) 626,297 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018. Does not include 37,036 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(4) Includes 100,008 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018. Does not include 299,992 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(5) Includes 440,279 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018. Does not include 22,221 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(6) Includes (i) 1,702,676 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of March 15, 2018, (ii) 440,278 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018, (iii) 300,000 shares of common stock that are owned by Pavilion Capital Partners, LLC, which is wholly-owned by Mr. Stern, (iv) 300,000 shares of common stock that are owned by Piper Ventures Partners, LLC, which is wholly-owned by Mr. Stern, (v) 600,000 shares of common stock that are owned by SternAegis Ventures LLC, which is wholly-owned by Mr. Stern, (vi) 1,750,000 shares held by AKS Family Foundation and (vii) 2,939,483 shares of common stock held by AKS Family Partners (vii) 20,000 convertible preferred shares if converted to 200,000 common shares. Does not include 22,222 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(7) Includes 20,835 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018. Does not include 129,165 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(8) Includes 223,629 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018. Does not include 476,371 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(9) Includes 326,674 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018. Does not include 78,326 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(10) Includes 1,325,036 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018. Does not include 299,964 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(11) Includes 424,015 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 15, 2018. Does not include 110,985 shares of common stock underlying options that are not exercisable within sixty days of March 15, 2018.

(14) See notes (2) through (11).

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	(a)	(b)	(c) (2)
Equity compensation plans approved by security holders (1)	11,395,569	$1.40	1,528,063

(1)	The amounts shown in this row include securities under the Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

(2)	In accordance with the “evergreen” provision in our 2013 Plan, an additional 3,734,846 shares were automatically made available for issuance on the first trading day of 2018, which represents 4% of the number of shares outstanding on December 31, 2017; these shares are excluded from this calculation.

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2015, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

Name	Number of Shares Purchased in Offer to Amend and Exercise		Aggregate Purchase Price Paid
GJG Life Sciences, LLC	3,516,711		$1,758,356
Roelof Rongen	50,000		25,000
Herbert Conrad	1,875,000		937,500
Adam Stern and affiliated entities	4,216,492	(1)	1,025,000
James Scibetta	100,000		50,000
Gary Gaglione	20,000		10,000

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

Vendor Agreement

Since January 1, 2011, we have submitted orders for the purchase of an omega-3 fatty acid concentrate from KD-Pharma Bexbach GmbH, or KD Pharma. For the years ended December 31, 2015, December 31, 2016 and December 31, 2017, these orders totaled $46 thousand, $0 and $0 respectively. Mr. Ferrari, who served as a member of our board until December 31, 2017, is the brother of a part owner of the holding company that owns KD Pharma.

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

Director Independence

Based on information requested from and provided by each of our directors, our board of directors has determined that Messrs. Herbert Conrad, Eric Ende, James Scibetta and Matthew Wikler are “independent directors” as such term is defined in the rules of The NYSE American’s corporate governance requirements and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Item 14.	Principal Accounting Fees And Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2017 and December 31, 2016, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Year Ended December 31,
	2017	2016
	(in thousands)
Audit Fees	$182	$120
Tax Fees	-	8
Total Fees	$182	$128

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

PART IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission)

4.1	Common Stock Specimen

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.4	Registration Rights Agreement dated July 30, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.5	Form of 2015 Investor Warrant. (incorporated by reference to Exhibit 4.4 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.6	Form of 2015 Placement Agent Warrant. (incorporated by reference to Exhibit 4.5 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.7	Registration Rights Agreement dated March 31, 2015 between the Company and the investors named therein. (incorporated by reference to Exhibit 4.6 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.8	Form of 2016 Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.1	Voting Agreement, dated July 30, 2013, by and among the Company and the stockholders named therein. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.2	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.9	Employment Agreement, dated July 30, 2013, between the Company and Roelof Rongen (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.10	Employment Agreement, dated July 30, 2013, between the Company and Abdel A. Fawzy. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.11	Employment Agreement effective as of October 4, 2013 between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.12	Offer Letter, dated October 31, 2013, between the Company and Gary Gaglione (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.14	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.15	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) +.

10.16	Employment Agreement, dated March 12, 2015, between Matinas BioPharma Holdings, Inc. and Douglas F. Kling. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015). †

10.17	Placement Agency Agreement dated March 19, 2015 between the Company and Aegis Capital Corp. (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.18	Form of Subscription Agreement for the Company’s 2015 private placement. (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.19	Employment Agreement, dated September 1, 2015, between Matinas Biopharma Holdings, Inc. and Raphael J. Mannino. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015).

10.20	Separation and Consulting Agreement between George Bobotas and Matinas BioPharma Holdings, Inc., dated September 29, 2015. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015). †

10.21	Placement Agency Agreement dated June 27, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.22	Finder’s Agreement dated July 29, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.23	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Roelof Rongen (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2017.)†

10.24	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Abdel Fawzy (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 31, 2017.)†

10.25	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017)

10.26	Employment Agreement, effective as of April 18, 2017, by and between the Company and Dominick M. DiPaolo (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2017)†

10.27	Controlled Equity OfferingSM Sales Agreement, dated April 28, 2017, by and between Matinas BioPharma Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017)

10.28	Separation Agreement between Abdel Fawzy and Matinas BioPharma Holdings, Inc., dated January 29, 2018. †*

21.1	Subsidiaries Index*

23.1	Consent of EisnerAmper LLP*

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certifications**

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2017 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2017 and 2015; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017 and 2015; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2015; and (v) Notes to Consolidated Financial Statements.*

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 16, 2018.

MATINAS BIOPHARMA HOLDINGS, INC.

By:	/s/Jerome D. Jabbour
Name:	Jerome D. Jabbour
Title:	Chief Executive Officer

By:	/s/ Gary Gaglione
Name:	Gary Gaglione
Title:	Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/Jerome D. Jabbour	Chief Executive Officer and Director	March 16, 2018
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Gary Gaglione	Acting Chief Financial Officer	March 16, 2018
Gary Gaglione	(Principal Financial and Accounting Officer)

/s/ Herbert Conrad	Chairman of the Board	March 16, 2018
Herbert Conrad

/s/ Matthew A. Wikler	Director	March 16, 2018
Matthew A. Wikler

/s/ James S. Scibetta	Director	March 16, 2018
James S. Scibetta

/s/ Adam K. Stern	Director	March 16, 2018
Adam K. Stern

/s/ Eric Ende	Director	March 16, 2018
Eric Ende

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Matinas BioPharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has recurring net losses and net cash flow used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2012.

EISNERAMPER LLP

Iselin, New Jersey

March 16, 2018

Matinas BioPharma Holdings Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$7,306,507	$4,105,451
Restricted cash	155,431	155,610
Prepaid expenses	502,032	304,427
Total current assets	7,963,970	4,565,488

Leasehold improvements and equipment - net	1,569,858	356,143
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Other assets including long term security deposit	535,999	540,845

TOTAL ASSETS	$14,423,692	$9,816,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$582,867	$475,602
Note payable	170,236	118,046
Accrued expenses	959,147	829,724
Deferred revenue	29,937	-
Deferred rent liability	455,554	11,485
Lease liability	26,975	9,936
Total current liabilities	2,224,716	1,444,793

LONG TERM LIABILITIES

Deferred tax liability	848,185	1,205,141
Lease liability - net of current portion	67,683	16,446
Stock dividends payable - long term	601,143	-

TOTAL LIABILITIES	3,741,727	2,666,380

STOCKHOLDERS’ EQUITY

Series A Convertible preferred stock, stated value $5.00 per share, 1,600,000 shares authorized as of December 31,2017 and December 31, 2016; 1,502,858 and 1,600,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively, (liquidation preference - $8,115,433 at December 31, 2017)	5,716,825	6,086,350

Common stock par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized at December 31, 2017 and December 31, 2016, respectively; 93,371,129 issued and outstanding as of December 31, 2017; 58,159,495 issued and outstanding as of December 31, 2016	9,335	5,817

Additional paid in capital	56,230,347	36,237,504

Accumulated deficit	(51,274,542)	(35,179,710)

Total stockholders’ equity	10,681,965	7,149,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,423,692	$9,816,341

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31 ,
	2017	2016	2015
Revenue:
Contract research revenue	$149,687	$-	$194,494

Costs and Expenses:
Research and development	9,010,499	3,947,644	5,292,193
General and administrative	7,641,592	4,309,489	4,813,800

Total costs and expenses	16,652,091	8,257,133	10,105,993

Loss from operations	(16,502,404)	(8,257,133)	(9,911,499)

Sale of New Jersey net operating loss	636,927	674,901	756,472

Other income/(expense), net	22,032	(16,505)	19,627

Benefit for income taxes	356,956	-	-

Net loss	$(15,486,489)	$(7,598,737)	$(9,135,400)

Dividend to preferred shareholders	(608,343)	-	-

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(4,393,809)	-

Inducement Charge from exercise of warrants	(16,741,356)	-	-

Net loss attributable to common shareholders	$(32,836,188)	$(11,992,546)	$(9,135,400)

Net loss available for common shareholders per share: Basic and diluted	$(0.36)	$(0.21)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	90,475,035	57,654,830	51,481,002

The accompanying notes are an integral part of these consolidated financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

December 31, 2017

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Deficit	Equity

Balance at December 31, 2014	-	$-	32,292,650	$3,230	$16,276,430	$(14,051,764)	$2,227,896

Shares issued for Aquarius Inc. Purchase January 29, 2015			4,608,020	460	2,119,229	-	2,119,689

Aquarius Inc. Contingent Equity Consideration			-	-	753,346	-	753,346

Private Placements			20,000,000	2,001	8,520,163	-	8,522,164

Private Placement Issuance Costs			-	-	(7,945)	-	(7,945)

Stock Based Compensation			-	-	1,354,373	-	1,354,373

Issuance of Common Stock as Compensation for services			278,784	28	237,967	-	237,995

Issuance of Common Stock for exercised options			694	-	285	-	285

Net Loss for the year ended December 31, 2015			-	-	-	(9,135,400)	(9,135,400)

Balance as of December 31, 2015	-	$-	57,180,148	$5,719	$29,253,848	$(23,187,164)	$6,072,403

Stock Based Compensation EE/Consultant Options					1,218,897		1,218,897

Issuance of Common Stock as Compensation for services			463,266	46	299,954		300,000

Issuance of Common Stock in exchange for warrants			516,081	52	314,949		315,001

Issuance of Series A Preferred Shares	1,600,000	6,086,350			1,913,649		7,999,999

Preferred Stock Issuance Costs					(1,157,603)		(1,157,603)

Beneficial conversion feature accredited as deemed dividend					4,393,809	(4,393,809)

Net Loss for the year ended December 31, 2016						$(7,598,737)	$(7,598,737)

Balance as of December 31, 2016	1,600,000	$6,086,350	58,159,495	$5,817	$36,237,503	$(35,179,710)	$7,149,960

Stock Based Compensation EE/Consultant Options					2,453,352		2,453,352

Issuance of Common Stock as Compensation for services			596,960	60	1,215,577		1,215,637

Issuance of Common Stock for exercise of warrants (net of inducement charge related to modification of warrants)			32,757,589	3,271	14,825,103		14,828,374

Issuance of Common Stock in exchange for preferred shares	(97,142)	(369,525)	971,420	97	369,428		0

Stock Dividends Paid			14,400	2	7,198		7,200

ATM Stock Sales (net of fees)			871,265	88	1,122,186		1,122,274

Preferred dividends payable/Retained Earnings						(608,343)	(608,343)

Net Loss for the year ended December 31, 2017						(15,486,489)	(15,486,489)

Balance as of December 31, 2017	1,502,858	$5,716,825	93,371,129	$9,335	$56,230,347	$(51,274,542)	$10,681,965

The accompanying notes are an integral part of these consolidated financial statements

Matinas BioPharma Holdings Inc.

Consolidated Statements of Cash Flow

	For the Year Ended
	December 31
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(15,486,489)	$(7,598,737)	(9,135,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,605	52,644	43,502
Deferred rent	157,349	2,260	9,225
Share based compensation expense	3,597,480	1,518,897	1,592,367
Deferred tax lability	(356,956)	-	-
Changes in operating assets and liabilities, net of amounts acquired:
Grant receivable	-	-	45,643
Prepaid expenses	256,924	189,694	(111,588)
Other assets	5,024	(480,759)	100,621
Accounts payable	107,265	(22,240)	(73,726)
Accrued expenses - other liabilities	159,361	219,518	(285,047)
Net cash used in operating activities	(11,459,437)	(6,118,723)	(7,814,403)

Cash flows from investing activities:
Leasehold improvements and equipment	(942,180)	-	(76,179)
Acquisition of Aquarius – net of cash acquired	-	-	70,754
Net cash used in investing activities	(942,180)	-	(5,425)

Cash flows from financing activities:
Proceeds from common stock issued for cash	-	-	10,000,000
Common stock issuance cost			(1,485,496)
Proceeds from preferred stock issued for cash	-	8,000,000	-
Preferred stock issuance costs	-	(1,157,603)	-
Gross proceeds from exercise of warrants	15,680,039	315,001	-
Net proceeds from ATM sales	1,122,274	-	-
Warrant tender issuance costs	(851,666)	-	-
Payment capital lease liability	(17,134)	(15,943)	(48,392)
Payment of note payable	(330,840)	(144,278)	(10,000)
Net cash provided by financing activities	15,602,673	6,997,177	8,456,112

Net increase in cash and cash equivalents	3,201,056	878,454	636,284
Cash and cash equivalents at beginning of year	4,105,451	3,226,997	2,590,713

Cash and cash equivalents at end of year	$7,306,507	$4,105,451	3,226,997

Supplemental non-cash financing and investing activities:
Contingent equity consideration for Aquarius merger	$-	$-	$753,346
Stock consideration for Aquarius Merger	$-	$-	$2,119,689
Deemed dividend for convertible preferred stock beneficial conversion feature	$-	$4,393,809	$-
Fair value of placement agent warrants as an issuance cost	$-	$-	$-
Stock dividend accrual	$608,343	$-	$-
Stock dividend issued	$7,200	$-	$-
Inducement charges for modification of warrants	$16,741,356	$-	$-
Equipment acquired under capital lease	$85,420	$31,064	$-
Note payable for insurance premiums	$383,030	$262,324	$-
Leasehold improvements paid by landlord	$286,720	$-	$-
Unearned restricted stock grants	$381,333	$-	$-
Conversion of preferred stock	$350,412	$-	$-

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

On September 13, 2016, the Company completed the closing of an $8.0 million private placement equity financing. The Company sold to accredited investors an aggregate of 1,600,000 Series A Preferred Shares at a purchase price of $5.00 per share resulting in net proceeds of approximately $6.9 million. Each Series A Preferred Share is convertible into ten shares of common stock based on the current conversion price. For a detailed discussion of this transaction see Note E.

On January 13, 2017, the Company completed its tender offer to amend and exercise certain categories of existing warrants. Pursuant to the Offer to Amend and Exercise, an aggregate of 30,966,350 warrants were tendered by their holders and were amended and exercised in connection herewith. The gross cash proceeds from such exercises were approximately $13.5 million and the net cash proceeds after deducting warrant solicitation agent fees and other estimated offering expenses were approximately $12.7 million. For a detailed discussion of this transaction see Note F.

NOTE B - Going Concern and Plan of Operation

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2017, the Company had an accumulated deficit of approximately $51.3 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the years ended December 31, 2017, 2016 and 2015 was approximately $15.5 million, $7.6 million and $9.1 million, respectively.

The Company has been engaged in developing its drug delivery and a pipeline of product candidates since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from products and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

Assuming the Company obtains FDA approval for one or more of its product candidates, which the Company does not expect to receive until 2023 at the earliest, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward with additional clinical studies for its current product candidates and developing additional product candidates. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

To continue to fund its operations, on January 13, 2017, the Company completed a warrant tender offer, with gross cash proceeds of $13.5 million and net proceeds of approximately $12.7 million (see Footnote E for additional details). Additionally, the Company has entered into a Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. “Cantor”, which allows the Company, subject to certain limited restrictions and daily sales limits, to sell shares of common stock having an offering price of up to $30 million. Through December 31, 2017, the Company has sold approximately 871 thousand shares of common stock pursuant to the Controlled Equity Offering SM Sales Agreement with Cantor raising over $1.1 million. As of December 31, 2017, the Company had cash and cash equivalents of approximately $7.3 million. We believe the cash and cash equivalents on hand are sufficient to fund planned operations into September 2018. The ability of the Company to continue as a going concern is dependent upon control over our operating expenses, utilization of the Controlled Equity Offering and securing additional financing. While the Company believes in the viability of this three prong strategy, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance that the Company will be successful in its implementation. In particular, the utilization of the Controlled Equity Offering may not be viable due to market condition and new financing may not be available on acceptable terms, or at all. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE C - Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of Holdings and its wholly owned subsidiaries, BioPharma Inc., and Nanotechnologies, the operational subsidiaries of Holdings. The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

The Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Cash and cash equivalents include cash on hand, bank demand deposits and overnight sweep accounts used in the Company’s cash management program.

[4]	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally at two major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the year ended December 31, 2017, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

[5]	Leasehold Improvements and Equipment

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

The Company adopted the provisions of Accounting Standard Codification 740-10 and has analyzed its filing positions in 2017 and 2016 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2017.

Since the Company incurred net operating losses in every tax year since inception, the 2013, 2014, 2015 and 2016 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

[7]	Stock-Based Compensation

Stock-based compensation to employees consist of stock option grants and restricted shares that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument. The equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received. The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model, and estimates the fair value of restricted stock based upon the estimated fair value or the common stock. The amount of stock based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The authoritative guidance requires forfeitures to be estimated at the time stock options are granted and warrants are issued and revised or adjustments made as they occur. The Company accounts for forfeitures as they occur. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.

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

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

●	Level 2 - Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants and conversion of preferred stock, would have an anti-dilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation as the inclusion would be anti-dilutive for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31 (in thousands)
	2017	2016	2015
Stock options	11,396	8,291	6,093

Preferred Stock issuable upon conversion	15,029	16,000	-

Warrants	5,958	40,255	39,250

Total	32,383	64,546	45,343

[10]	Revenue Recognition

The Company recognizes revenue from research grants on a proportional performance basis as the services are performed by the Company. The Company currently has a research grant with the Cystic Fibrosis Foundation.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Partnership expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e., the original effective date). As such, this ASU is effective for annual reporting and interim periods in fiscal years beginning after December 15, 2017, which for us is the first quarter of 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company will adopt the guidance in ASU 2014-09 as of January 1, 2018 and apply the modified retrospective approach. This standard will not have an impact on our consolidated financial position or results of operation.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of 2018. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company does not believe the adoption will have a material impact on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We are required to apply the amendments for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We have evaluated this standard and believe it will not have a material impact on our consolidated financial position or results of operation.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The Board is issuing the amendments in this update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. We are required to apply the amendments in this update to annual periods beginning after December 15, 2017. The Company will adopt the new guidance on January 1, 2018 and will apply it to all applicable transactions after the adoption date.

In May 2017, the FASB issued ASU 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides clarity and reduces both diversity in practice and cost and complexity when applying guidance in Topic 718. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods beginning after December 15, 2017. The Company does not believe the adoption will have a material impact on the Company’s consolidated statements of cash flows.

In November 2017, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement goes into effect for periods beginning after December 15, 2017, for public entities and one year later for all other entities. The Company does not believe the adoption will have a material impact on the Company’s consolidated statements of cash flows.

[13]	Goodwill and Other Intangible Assets

Goodwill is assessed for impairment at least annually on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In accordance with the authoritative accounting guidance we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine this is the case, we are required to perform further analysis to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. If we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, further analysis is not required.

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the years ended December 31, 2017, 2016 and 2015, we assessed goodwill impairment by performing a qualitative test for our reporting unit. During our qualitative reviews, we considered the Company’s cash position and our ability to obtain additional financing in the near term to meet our operational and strategic goals and substantiate the value of our business. Based on the results of our assessments, it was determined that it is more-likely- than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill for the years ended December 31, 2017, 2016 and 2015.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances, we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments in period ended December 31, 2017.

[14]	Preferred Stock Dividends

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

[15]	Deferred Rent

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

[16]	Business Combination

The Company accounts for acquisitions using the acquisition method of accounting which requires the recognition of tangible and identifiable intangible assets acquired and liabilities assumed at their estimated fair values as of the business combination date. The Company allocates any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

The Company’s intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. We perform our IPR&D Impairment testing in the fourth quarter. As of December 31, 2017 no impairment of IPR&D has been identified. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

[17]	Beneficial Conversion Feature of Convertible Preferred Stock

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

Pursuant to the terms of the Merger Agreement, we were obligated to issue an aggregate of up to 5,000,000 shares of our common stock at closing, subject to adjustment as set forth in the Merger Agreement. At closing, we issued 4,608,020 shares (the “Closing Shares”) of our common stock as closing consideration. In addition, subject to our right of offset for indemnification claims, we may issue up to an additional 3,000,000 shares (the “Additional Shares”) of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing Aquarius’ proprietary cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing Aquarius’ proprietary cochleate delivery technology. The Company concluded that the contingent share issuance represented equity settled contingent consideration and have recorded the amounts to equity since inception. None of these milestones have yet been reached, and accordingly, as of December 31, 2017 no additional shares have been issued.

The transaction was accounted for as a business combination, and accordingly the Company has included the results of operations of Aquarius subsequent to the January 29, 2015 closing date. The transaction resulted in a significant amount of in-process research and development, goodwill and deferred tax liability on the balance sheet. The deferred tax liability was reduced in 2017 as per Note K.

The acquisition-date fair value of the consideration transferred totaled $2,873,035 as of January 29, 2015 and consisted of the following items ($ in thousands):

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

Deferred income taxes arising from basis differences of tax aspects of in-process research and development from the transaction amounted to approximately $0.8 million as indicated on the consolidated balance sheet for the year ended December 31, 2017. We have revalued our net deferred tax assets and liabilities at the newly enacted U.S. federal rate, and we recognized a tax benefit of $.4 million during the year ended December 31, 2017 related to the Tax Cut and Jobs Act, reducing our deferred tax liability from approximately $1.2 million to approximately $0.8 million.

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

NOTE F – 2017 Warrant Tender Offer

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

NOTE G – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following ($ in thousand) for the year ended:

	December 31, 2017	December 31, 2016
Lab Equipment	$577	$438
Furniture and Fixtures	20	20
Capitalized Leased Equipment	117	31
Leasehold Improvements	1,097	7
Total	1,811	496
Less accumulated depreciation and amortization	241	140
Equipment, net	$1,570	$356

Depreciation and amortization expense for leasehold improvements and equipment, including assets acquired under capital leases was $101, $53 and $44 ($ in thousand) for the years ended 2017, 2016 and 2015 respectively.

NOTE H – Accrued Expenses

Accrued Expenses, summarized by major category, consist of the following ($ in thousand) for the year ended:

	December 31, 2017	December 31, 2016
Accrued payroll and incentives	$721	$628
Other accruals	238	202
Total	$959	$830

NOTE I - Stock Holders Equity

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

Liquidity Value and Dividends:

Pursuant to the Certificate of Designations, the Series A Preferred Shares accrue dividends at a rate of 8.0% once per year on the anniversary date of the Initial Closing, payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends of approximately $601 thousand have been accrued as paid-in-kind through December 31, 2017 and approximately $7 thousand has been earned and converted into common stock at the election of the holder. The Series A Preferred Shares vote on an as converted basis with the Company’s common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Royalty:

The Series A Preferred Shares include the right, as a group, to receive: (i) 4.5% of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, and (ii) 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”). The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Shares. The royalty rights that are part of the Series A Preferred Shares will vest, in equal thirds, upon each of the July 29, 2017, July 29, 2018, and July 29, 2019, which are the first, second and third anniversary dates of the Initial Closing, (each a “Vesting Date”); provided however, if the Series A Preferred Shares automatically convert into common stock prior to the 36 month anniversary of the initial closing, then the royalty rights that are part of the outstanding Series A Preferred Shares shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Shares are purchased after the initial closing, the vesting periods for the royalty rights that are part of the Series A Preferred Shares shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the right to receive a royalty will follow the Series A Preferred Shares; after July 29, 2019 the royalty payment rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. The Company believes that such rights are not separable free standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of the royalty rights in future periods. As of December 31, 2017, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

Classification:

These Series A Preferred Shares are classified within permanent equity on the Company’s consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Warrants

As of December 31, 2017, the Company had outstanding warrants to purchase an aggregate of 5,957,831 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share.

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

A summary of equity warrants outstanding (in thousands) as of December 31, 2017 is presented below, all of which are fully vested.

Shares
Total Warrants Outstanding at December 31, 2016	40,255
Warrants tendered on January 13, 2017 (Note E)	(30,966)
Warrants exercised first quarter, 2017 outside of tender offer	(2,916)
Warrants exercised second quarter, 2017	(412)
Warrants exercised third quarter, 2017	-
Warrants exercised fourth quarter, 2017	(3)
Total Warrants Outstanding at December 31, 2017	5,958 *
*Weighted average of exercise price for outstanding warrants is $ 0.70

NOTE J - Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. As of December 31, 2017 the Company had 14,155,292 shares of common stock for issuance under the plan.

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its consolidated statements of operations as follows:

	Year Ended December 31, ($ in thousands)
	2017	2016	2015

Research and Development	$1,016	$554	$528
General and Administrative	2,581	965	1,064
Total	$3,597	$1,519	$1,592

The following table contains information about the Company’s stock plan at December 31, 2017:

Awards
	Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan (in thousands)	14,155	12,627	*	1,528

* includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from January 1, 2015 to December 31, 2017 (options in thousands):

		Weighted	Weighted Average
	Number of	Average	Contractual Term
	Options	Exercise Price	In Years
Outstanding at January 1, 2015	5,353	$1.06	9.1
Granted	1,960	0.56
Exercised	-
Forfeited	(217)	0.95
Expired	(193)	0.89
Outstanding at December 31, 2015	6,903	$0.93	8.4
Granted	1,631	0.41
Exercised	-	-
Forfeited	(180)	0.66
Cancelled	(64)	0.94
Expired	-	-
Outstanding at December 31, 2016	8,290	$0.85	7.3
Granted	3,568	$2.77
Exercised	-	-
Forfeited	(436)	$2.37
Cancelled	(26)	0.63
Expired	-	-
Outstanding at December 31, 2017	11,396	$1.40	7.8

The following table summarizes outstanding options at December 31, 2017, by their exercise price:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price Per Share
$0.41 - $0.85	3,059	$0.49
$0.94 - $1.28	5,081	1.08
$1.31 - $3.32	3,256	2.74
	11,396	$1.40

As of December 31, 2017, the number of vested shares underlying outstanding options was 8,377,780 at a weighted average exercise price of $1.86. The aggregate intrinsic value of in the-money options outstanding as of December 31, 2017 was $2.7 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $1.16 on December 31, 2017, and the exercise price of options, multiplied by the number of options. As of December 31, 2017, there was approximately $4.6 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 1.46 years.

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

	For the Year Ended December 31,
	2017	2016	2015
Volatility	67.8%-109.63%	44.72%-89.15%	71.1%-102.3%
Risk-free interest rate	1.89%-2.37%	1.14%-2.09%	1.34%-1.74%
Dividend yield	0.0%	0.0%	0.0%
Expected life	6.0 years	6.0 years	6.0 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Hence, the Company uses the “simplified method” described in Staff Accounting Bulletin (SAB) 107 to estimated expected term of share option grants.

The expected stock price volatility assumption is based the Company’s historical stock price volatility.

NOTE K – COMMITMENTS

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June, 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term.

On December 15, 2016, the Company entered into a 10 year, 3-month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. The lease started on August 1, 2017, upon completion of construction. The monthly rent starts at approximately $43 thousand, increasing to approximately $64 thousand in the final year.

The Company records rent expense on a straight-line basis. Rent expense for the years ended December 31, 2017, 2016 and 2015 was approximately $504, $244 and $212 thousand, respectively.

Listed below is a summary of future minimum rental payments:

Year Ending December 31,
Lease
Commitments ($ in thousands)
2018	$683
2019	707
2020	732
2021	657
2022	610
Total future minimum lease payments	$3,389

The Company was obligated to provide a security deposit of $300,000 to obtain the office lease space. This deposit was reduced by $100,000 in 2016 and 2015 and can be reduced down to $50,000 in 2018, as long as the Company makes timely rental payments.

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

In August 2017, the Company entered into a Finance Agreement in the amount of $383,030, to fund the premium payments for the Director and Officer Liability policy. The term of this agreement is nine months, ending April 10, 2018. Monthly payments including interest at 2.25% are $42,959.

On November 10, 2016 the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases to support NIH investigators to acquire technical, statistical and administrative support for research activities as well as to pay for supplies and travel expenses for a total amount of $132,568 paid in 4 equal quarterly installments beginning in the fourth quarter 2016 and each quarter during 2017 and 2018.

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

NOTE L – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2017 and December 31, 2016, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

The components of the provision for income taxes is as follows:

	Year Ended December 31,
($ In Thousands)	2017	2016
Current expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total current expense (benefit):	$-	$-

Deferred expense (benefit):
Federal	$(392,259)	$-
State	35,303	-
Foreign	-
Total deferred benefit:	$(356,956)	$-

Total income tax benefit:	$(356,956)	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
(In Thousands)	2017	2016
Income at US Statutory Rate	34.00%	34.00%
State Taxes, net of Federal benefit
Permanent Differences	-4.55%	-3.90%
Tax Credits	1.07%	3.40%
Tax Law Change	-20.14%
Foreign Rate Differential
Valuation Allowance	-8.13%	-33.50%
Other
	2.25%	0.00%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses.

Significant components of the Company’s deferred tax assets (liabilities) for 2017 and 2016 consist of the following:

	Year Ended December 31,
($ In Thousands)	2017	2016
Sharebased Compensation	$498	$549
Depreciation and Amortization	$(1)	12
Warrants	$-	43
Accrued Liability	$202	253
Net Operating Loss Carry-forwards	$8,871	9,068
Federal R&D Credit Carryforwards	$849	804
Other	$154	2
IPR&D	$(848)	(1,205)
Total deferred tax assets	$9,725	$9,526
Valuation allowance	(10,573)	(10,731)
Net deferred tax (liability)	$(848)	$(1,205)

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company is in the process of quantifying the tax impacts of The Act. As a result of The Act the Company expects there will be one-time adjustments for the re-measurement of deferred tax assets (liabilities). Given the Company’s valuation allowance, the Company does not expect the adjustment to materially impact the Company’s income tax provision or balance sheet. The Company is in the process of quantifying the impact of the Act and will record any adjustments in accordance with the guidance provided in SAB118.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryback losses to previous years in which the Company had taxable income. Due to the Company’s history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowance was approximately $10.6 million and $10.7 million as of December 31, 2017 and 2016, respectively, representing a increase of $0.2 million.

As of December 31, 2017, the Company had Federal net operating loss carryforwards of $37.9 million. The Company also had federal and state research and development tax credit carryforwards of $876 thousand. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2033, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

In December 2017, the Company recognized a tax benefit of approximately $637 thousand in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program. The previous year’s tax benefit was approximately $675 thousand.

Utilization of the net operating losses and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and general business tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has not completed a study to determine whether it had undergone an ownership change since the Company’s inception.

NOTE M – Subsequent Events

None