Form 10-Q
period 2018-03-31
Matinas BioPharma Holdings, Inc.
filed 2018-05-09
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
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

As of May 8, 2018 94,035,562 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC

FORM 10-Q

Quarter Ended March 31, 2018

i

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings Inc.

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,263,143	$7,306,507
Restricted cash – security deposit	155,457	155,431
Prepaid expenses	475,267	502,032
Total current assets	4,893,867	7,963,970

Leasehold Improvements and equipment - net	1,705,725	1,569,858
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash – security deposit	535,999	535,999

TOTAL ASSETS	$11,489,456	$14,423,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$473,513	$582,867
Note payable	42,559	170,236
Accrued expenses	462,233	959,147
Deferred revenue	-	29,937
Lease liability	51,698	26,975
Total current liabilities	1,030,003	1,769,162

LONG TERM LIABILITIES

Deferred tax liability	848,185	848,185
Deferred rent liability	472,480	455,554
Lease liability - net of current portion	116,035	67,683
Stock dividends payable - long term	589,143	601,143

TOTAL LIABILITIES	3,055,846	3,741,727

STOCKHOLDERS’ EQUITY

Series A Convertible preferred stock, stated value $5.00 per share, 1,600,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively; 1,472,858 and 1,502,858 shares outstanding at March 31, 2018 and December 31, 2017, respectively (liquidation preference - $7,953,433 at March 31, 2018)	5,602,706	5,716,825

Common stock par value $0.0001 per share, 250,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; 93,981,562 issued and outstanding as of March 31, 2018; 93,371,129 issued and outstanding as of December 31, 2017	9,396	9,335

Additional paid in capital	58,206,054	56,230,347

Accumulated deficit	(55,384,546)	(51,274,542)

Total stockholders’ equity	8,433,610	10,681,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,489,456	$14,423,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Contract research revenue	$29,937	$14,969

Costs and Expenses:
Research and development	2,192,888	2,384,218
General and administrative	1,957,798	2,117,975

Total costs and expenses	4,150,686	4,502,193

Loss from operations	(4,120,749)	(4,487,224)

Other income/(expense), net	10,745	(8,893)

Net loss	$(4,110,004)	$(4,496,117)

Series A convertible preferred stock accumulated dividends	(147,286)	(159,000)

Inducement charge from exercise of warrants	-	(16,741,356)

Net loss attributable to common shareholders	$(4,257,290)	$(21,396,473)

Net loss available for common shareholders per share - basic and diluted	$(0.05)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	93,542,552	84,595,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,110,004)	$(4,496,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,138	11,986
Deferred rent	16,926	259
Share based compensation expense	1,747,816	1,371,734
Changes in operating assets and liabilities:
Prepaid expenses	128,598	(498,612)
Other assets	-	700
Accounts payable	(109,354)	771,885
Accrued expenses - other liabilities	(526,851)	(193,568)
Net cash used in operating activities	(2,805,731)	(3,031,733)

Cash flows from investing activities:
Leasehold improvements and equipment	(101,916)	-
Net cash used in investing activities	(101,916)	-

Cash flows from financing activities:
Net proceeds from exercised of warrants	-	14,834,344
Payment of capital lease liability	(8,014)	(2,410)
Payment of note payable	(127,677)	(70,827)
Net cash provided by/(used in) financing activities	(135,691)	14,761,107

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,043,338)	11,729,347
Cash, cash equivalents and restricted cash at beginning of period	7,997,937	4,797,061

Cash, cash equivalents and restricted cash at end of period	$4,954,599	$16,526,435

Supplemental non-cash financing and investing activities:
Conversion of preferred stock	$150,000	$50,000
Stock dividends issued	$12,000	$-
Additional paid-in-capital for modification of warrants	$-	$16,741,356
Equipment acquired under capital lease	$81,089	$-
Unearned restricted stock grants	$173,333	$-

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

NOTE B – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2018, the Company had an accumulated deficit of approximately $55.4 million and cash used in operations of $2.8 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the quarter ended March 31, 2018 was $4.1. As a result, substantial doubt exists about the company’s ability to continue as a going concern.

The Company has been engaged in developing its lipid nano-crystal (“LNC”) platform delivery technology and a pipeline of product candidates since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from products and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

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

To continue to fund its operations, on January 13, 2017, the Company completed a warrant tender offer, with gross cash proceeds of $13.5 million and net proceeds of approximately $12.7 million (see Footnote D for additional details). Additionally in April 2017, the Company has entered into a Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. “Cantor”, which allows the Company, subject to certain limited restrictions and daily sales limits, to sell shares of common stock having an offering price of up to $30 million. Through March 31, 2018, the Company has sold approximately 871,000 shares of common stock pursuant to the Controlled Equity Offering SM Sales Agreement with Cantor raising over $1.1 million.

As of March 31, 2018, the Company had cash and cash equivalents of approximately $4.3 million. We believe the cash and cash equivalents on hand are sufficient to fund planned operations into September 2018. The ability of the Company to continue as a going concern is dependent upon control over our operating expenses, anticipated proceeds from future sales of our common stock through the Controlled Equity Offering and securing additional financing. While the Company believes in the viability of this three prong strategy, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance that the Company will be successful in its implementation. In particular, the utilization of the Controlled Equity Offering may not be viable due to market condition and new financing may not be available on acceptable terms, or at all. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE C - Summary of Significant Accounting Policies

[1]	Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Holdings and its wholly owned subsidiaries, BioPharma Inc., and Nanotechnologies, the operational subsidiaries of Holdings. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

These interim unaudited financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2017, which are included in the Form 10-K filed with the SEC on March 16, 2018. In the opinion of management, the interim unaudited financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

[2]	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of intangible assets and goodwill and the valuation and assumptions of Level 3 fair value measurement of financial instruments and determination of stock-based compensation, contingent consideration and all acquired assets and liabilities.

[3]	Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Cash and cash equivalents include cash on hand, bank demand deposits and overnight sweep accounts used in the Company’s cash management program.

Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of March 31, 2018, December 31, 2017, March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2018	Dec. 31, 2017	March 31, 2017	Dec. 31, 2016
Cash and cash equivalents	$4,263	$7,307	$15,835	$4,105

Restricted cash included in current/long term assets	692	691	691	692

Cash, cash equivalents and restricted cash in the statement of cash flows	$4,955	$7,998	$16,526	$4,797

[4]	Concentration of Credit Risk

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

The Company adopted the provisions of Accounting Standard Codification 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2018.

Since the Company incurred net operating losses in every tax year since inception, all income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

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

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Net loss available to common shareholders represents our net loss plus Series A Convertible Preferred Stock accumulated dividends. Series A Convertible Preferred Stock accumulated dividends include dividends accumulated for the period (regardless of whether or not the dividends have been declared). For the quarters ended March 31, 2018 and 2017, $147,286 and $159,000 of dividend for the Series A Convertible Preferred Stock are included in the Net loss attributable to common shareholders. Diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants and conversion of preferred stock, would have an anti-dilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation as the inclusion would be anti-dilutive for the three months ended March 31, 2018 and 2017:

	2018	2017
Stock options	11,614	10,326

Preferred Stock issuable upon conversion	14,729	15,900

Warrants	5,958	6,373

Total	32,301	32,599

[10]	Revenue Recognition

The Company currently has a research grant with its customer, the Cystic Fibrosis Foundation (“CFF”). There are no contract assets or liabilities associated with this grant. The contract has a single performance obligation which is the provision of research and development services related to the Company’s Cystic Fibrosis development program (the “Program”). The Company provides CFF with progress reports for each study it performs, summarizing the progress toward achieving the goals of the Program, and is required to submit a final progress report within 30 days after the completion of the Program. Subject to the submission and acceptance of milestone progress reports, the Company may be entitled to an additional payments of $0.2 million in the aggregate. As this contract is currently the Company’s only contract with a customer, disaggregation of revenue is not required.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Partnership expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e., the original effective date). As such, this ASU was effective for us in the first quarter of 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company adopted the guidance in ASU 2014-09 as of January 1, 2018 and applied the modified retrospective approach. The adoption of this standard did not have a material impact on our consolidated financial position or results of operation.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of 2019 and mandates a modified retrospective transition method. We do not intend to early adopt, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company adopted the guidance in the first quarter of 2018. The adoption did not have a material impact on the Company’s consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The Board is issuing the amendments in this update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company adopted the guidance in the first quarter of 2018. The adoption did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides clarity and reduces both diversity in practice and cost and complexity when applying guidance in Topic 718. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods beginning after December 15, 2017. The Company adopted the guidance in the first quarter of 2018. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2017, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This pronouncement goes into effect for periods beginning after December 15, 2017, for public entities and one year later for all other entities. The Company adopted the guidance in the first quarter of 2018 on a retrospective basis and provided the required disclosure in Note C (3).

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the quarter ended March 31, 2018, we assessed goodwill impairment by performing a qualitative test for our reporting unit. During our qualitative reviews, we considered the Company’s cash position and our ability to obtain additional financing in the near term to meet our operational and strategic goals and substantiate the value of our business. Based on the results of our assessments, it was determined that it is more-likely- than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill in quarter ended March 31, 2018.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not (i.e. > 50% chance) that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances, we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments in the quarters ended March 31, 2018 and 2017, respectively.

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

The Company records rent on a straight line basis. Differences between monthly rent expenses and rent payments are known as deferred rent. Deferred rent is recorded in either an asset account (e.g., other current or noncurrent assets) when the cumulative difference between rent expenses and rent payments as of a balance sheet date is negative or a liability account (e.g., other current or noncurrent liabilities) when the cumulative difference is positive. Due to our escalating rents, the Company is currently recording a deferred rent liability. Deferred rent balances are classified as long-term liabilities in the accompanying consolidated balance sheets based upon the period when reversal of the liability is expected to occur.

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

The Company’s intangible assets are comprised of acquired in-process research and development, or IPR&D. The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. We perform our IPR&D Impairment testing in the fourth quarter. As of March 31, 2018 no impairment of IPR&D has been identified. If and when research and development is complete, the associated assets would then be amortized over their estimated useful lives.

[17]	Reclassifications

The Company reclassified deferred rent liability from current liabilities to long-term liabilities for all periods presented.

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

NOTE E – Leasehold improvements and equipment

Leasehold improvements and equipment, summarized by major category, consist of the following ($ in thousands) for the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Lab equipment	$625	577
Furniture and fixtures	20	20
Equipment under capital lease	198	117
Leasehold improvements	1,151	1097
Total	1,994	1,811
Less: accumulated depreciation and amortization	288	241
Leasehold improvements and equipment, net	$1,706	$1,570

Depreciation and amortization expense for the three months ended March 31, 2018 and twelve months ended December 31, 2017 was approximately $47,000 and $100,000, respectively.

The Company has entered into capital leases for lab equipment. During the three months ended March 31, 2018 and 2017 the Company recognized interest expense of approximately $2,700 and $504, respectively, associated with the lease payments.

NOTE F – Accrued Expenses

Accrued Expenses, summarized by major category, consist of the following for the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31, 2018	December 31, 2017
G&A compensation accrued payroll and incentives	$253	$721
Other accruals	210	238
Total	$463	$959

NOTE G – Stockholders’ Equity

Preferred Stock

In accordance with the Certificate of Incorporation, there are 10,000,000 authorized preferred shares at a par value of $ 0.001. In connection with the 2016 Private Placement, on July 26, 2016, the Company filed a Certificate of Designation (the “Certificate of Designations”) with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series A Preferred Shares. Pursuant to the Certificate of Designations, the Company designated 1,600,000 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. As of March 31, 2018, the Company had 1,472,858 shares of Series A Preferred Stock outstanding.

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

Liquidity Value and Dividends:

Pursuant to the Certificate of Designations, the Series A Preferred Shares accrue dividends at a rate of 8.0% once per year on the anniversary date of the Initial Closing, payable and only payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends of approximately $589,000 have been accrued as paid-in-kind through March 31, 2018 and approximately $19,000 has been earned and converted into common stock at the election of the holders. The Series A Preferred Shares vote on an as converted basis with the Company’s common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Pursuant to the Certificate of Designations, the liquidation value of a Series A Preferred Share is equal to the stated value of $5.00 per share (as adjusted for stock splits, stock dividends, combinations or other recapitalizations of the Series A Preferred Stock) plus any earned but unpaid dividends.

Royalty:

The Series A Preferred Shares include the right, as a group, to receive: (i) 4.5% of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, subject in all cases to a respective to a cap of $ 25 million per calendar year, and (ii) 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”), subject in all cases to a cap of $ 10 million per year. The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Shares. The royalty rights that are part of the Series A Preferred Shares will vest, in equal thirds, upon each of the July 29, 2017, July 29, 2018, and July 29, 2019, which are the first, second and third anniversary dates of the Initial Closing, (each a “Vesting Date”); provided however, if the Series A Preferred Shares automatically convert into common stock prior to the 36 month anniversary of the initial closing, then the royalty rights that are part of the outstanding Series A Preferred Shares shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Shares are purchased after the initial closing, the vesting periods for the royalty rights that are part of the Series A Preferred Shares shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the right to receive a royalty will follow the Series A Preferred Shares; after July 29, 2019, the royalty payment rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. The Company believes that such rights are not separable free-standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of the royalty rights in future periods. As of March 31, 2018, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

Classification:

These Series A Preferred Shares are classified within permanent equity on the Company’s condensed consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Warrants

As of March 31, 2018, the Company had outstanding warrants to purchase an aggregate of 5,957,831 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share

The Warrants were exercisable immediately upon issuance and have a five-year term. The Warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. The exercise price and the number of warrant shares purchasable upon the exercise of the Investor Warrants (as opposed to Placement Agent Warrants) are subject to adjustment upon the occurrence of certain events, which include stock dividends, stock splits, combinations and reclassifications of the Company capital stock or similar “organic changes” to the equity structure of the Company (see Warrant table below). Accordingly, pursuant to ASC 815, the warrants are classified as equity.

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

A summary of equity warrants outstanding as of March 31, 2018 is presented below, all of which are fully vested.

Shares
Total Warrants Outstanding at December 31, 2016	40,255
Warrants tendered on January 13, 2017 (Note E)	(30,966)
Warrants exercised first quarter, 2017 outside of tender offer	(2,916)
Warrants exercised second quarter, 2017	(412)
Warrants exercised third quarter, 2017	-
Warrants exercised fourth quarter, 2017	(3)
Total Warrants Outstanding at December 31, 2017	5,958
Warrants exercised first quarter, 2018	-
Total Warrants Outstanding at March 31, 2018	5,958 *
*Weighted average of exercise price for outstanding warrants is $ 0.70

After the effect of certain cash and cashless exercises of warrants, the Company received net cash proceeds of approximately $12.7 million from the warrants tendered on January 13, 2017 and approximately $2.1 million for warrants exercised outside the tender offer, for a total of approximately $14.8 million of proceeds in the first quarter of 2017. No warrants were tendered in the first quarter of 2018.

NOTE H – Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. The Company currently has available 4,958,225 shares of common stock for issuance under the plan.

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its condensed consolidated statements of operations as follows ($ in thousands):

	Three Months Ended March 31,
	2018	2017

Research and Development	$573	$435
General and Administrative	1,175	937
Total	$1,748	$1,372

	Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	17,890	12,932	*	4,958

* includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2017 to March 31, 2018 (number of options in thousands):

		Weighted
	Number of	average
	Options	Exercise Price
Outstanding at December 31, 2017	11,396	$1.40
Granted	1,150	1.01
Forfeited	417	2.80
Cancelled	515	0.98
Outstanding at March 31, 2018	11,614	$1.33

As of March 31, 2018, the number of vested shares underlying outstanding options was 8,431,031 at a weighted average exercise price of $1.17. The aggregate intrinsic value of in the-money options outstanding as of March 31, 2018 was approximately $0.7 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.76 on March 31, 2018, and the exercise price of options, multiplied by the number of options. As of March 31, 2018, there was approximately $4.4 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 1.28 years.

All options expire ten years from date of grant. The majority of the options granted to employees vest entirely and evenly over three years. The Company changed its standard vesting terms at the end of 2017 and recent option grants to employees vest over four years with 25% of the shares vesting on the first annual anniversary and the remaining shares vesting in 36 equal monthly installments. A portion of options granted to consultants vests over four years, with the remaining vesting being based upon the achievement of certain performance milestones, which are tied to either financing or drug development initiatives.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following weighted-average assumptions were used to calculate share based compensation for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March,
	2018	2017
Volatility	105.85% - 107.95%	75.03% - 82.26%
Risk-free interest rate	2.29%-2.71%	1.93%-2.22%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The Company uses the “simplified method” described in Staff Accounting Bulletin (SAB) 107 to estimate expected term of share option grants for employees. For non-employee options, the expected term is the contractual term.

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

NOTE I – PREPAID EXPENSES

Prepaid expenses, summarized by major category, consist of the following ($ in thousands) for the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Insurance premium	$170	$296
Non-employee stock compensation	173	71
Vendor services/other	132	135
	$475	$502

NOTE J – COMMITMENTS

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June, 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term.

On December 15, 2016, the Company entered into a 10 year, 3-month lease to consolidated our locations while expanding our laboratory and manufacturing facilities. The lease started on August 1, 2017, upon completion of construction. The monthly rent starts at approximately $43,000, increasing to approximately $64,000 in the final year.

The Company records rent expense on a straight-line basis. Rent expense for the three months ended March 31, 2018 2017 was approximately $186,000 and $103,000, respectively.

Listed below is a summary of future minimum rental payments:

Year Ending December 31,
Lease
Commitments ($ in thousands)
Remainder of 2018	$513
2019	707
2020	732
2021	657
2022	610
Total future minimum lease payments	$3,219

The Company was obligated to provide a security deposit of $300,000 to obtain the office lease space. This deposit was reduced by $100,000 in 2016 and 2015 and reduced down to approximately $105,457(including interest) in 2018 ($ 55,457 was collected in April of 2018). The balance of $ 50,000 is accounted for as a long term asset, since it is not recoverable until the end of the lease in 2021.

To obtain the laboratory and facility site, the Company was obligated to provide a security deposit of approximately $586,000. This security deposit can be reduced $100,000 on each of the first three anniversaries of the rent commencement date. On the fourth anniversary, it can be reduced another $86,000, with the balance over the remaining life of the lease. As of March 31, 2018, $100,000 of this deposit is classified as a current asset with the balance of the deposit classified as a long term asset.

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

Through our acquisition of Aquarius, we acquired a license from Rutgers University, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) for the LNC platform delivery technology. The Amended and Restated Exclusive License Agreement between Aquarius and Rutgers provides for, among other things, (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates, which are still in an early development stage;

●	our reliance on proprietary LNC drug delivery technology platform, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

●	our dependence on third-parties, including third-parties to manufacture and third-party CROs (including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	Our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry;

●	our ability to adequately support growth; and

●	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Overview

We are a clinical-stage biopharmaceutical company currently focused on enabling the delivery of life-changing medicines using our unique and proprietary, lipid nano-crystal (“LNC”) platform technology. Our LNC delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, utilizes lipid nano-crystals which can encapsulate small molecules, oligonucleotides, vaccines, peptides, proteins and other medicines potentially making them safer, more tolerable, less toxic and orally bioavailable. The ability of our LNC delivery technology to efficiently deliver drugs intracellularly results in the targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation as well as the potential to treat a variety of cell-based pathogens, diseases and conditions. We believe our LNC delivery technology provides us with a stable, safe, efficient and broadly applicable drug delivery platform, with particular utility in diseases and conditions in which the immune system plays a significant modulation role and where the immune system facilitates the active transport of our lipid crystal nano-particles throughout the body.

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

We have incurred losses for each period from inception. For the quarter ended March 31, 2018 and 2017 our net loss was approximately $4.1 million and $ 4.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and any other product candidates we choose to develop based upon our LNC delivery technology platform. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We generated Contract Research Revenue in the amount of approximately $30,000 for the three months ended March 31, 2018 versus $15,000 in the same period of 2017. This revenue is directly related to our grant with the Cystic Fibrosis Foundation Therapeutics Inc. to study MAT2501, for the treatment of nontuberculous mycobacterium infection (NTM) in preclinical models. The contract will last into the fourth quarter of 2018 or the conclusion of the studies.

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

The table below summarizes our direct research and development expenses for our product candidates for the three months ended March 31, 2018 and 2017. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Direct research and development expenses:
Manufacturing process development	$47	$25
Preclinical trails	452	297
Clinical development	379	949
Regulatory	81	75
Internal staffing, overhead and other	1,234	1,038
Total research and development	$2,193	$2,384

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2018, we will be focused on enhancing our dosage formulation for MAT2203, starting new Phase II studies for MAT2203 and moving our delivery platform forward in development.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services.

We anticipate that our general and administrative expenses will increase during 2018 due to the increased expenses related to our status as a publicly traded company, including expenses in support of compliance with the requirements of Section 404 of the Sarbanes Oxley Act, an increase in investor relations, protection of our intellectual property and insurance costs

Other income/(expense), net

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

Results of Operations ($ in Thousands)

Comparison of Three Months Ended March 31, 2018 and 2017.

	2018	2017	Increase (Decrease)

Revenues	$30	15	15

Cost and expenses:
Research and development	$2,193	$2,384	$(191)
General and administrative	1,958	2,118	(160)
Total cost and expenses	$4,151	$4,502	$(351)

Revenues: Revenue for the three months ended March 31, 2018 were approximately $30,000, compared to $15,000 for the prior period. Revenue consists of revenue earned under the Cystic Fibrosis Foundation Therapeutics Inc. grant to study MAT2501, for the treatment of pre-clinical nontuberculous mycobacterium infection (NTM). The grant lasts into the fourth quarter of 2018 or the conclusion of the studies.

Research and Development expenses: Research and Development expense for the three months ended March 31, 2018 decreased approximately $191,000 compared to the prior year period. This decrease is primarily due to a decrease in spending on clinical studies for MAT2203. In the longer term, we expect R&D expenses to increase as we conduct additional clinical studies for our product candidates.

General and Administrative expenses. General and Administrative expenses for the three months ended March 31, 2018 were approximately $2.0 million, a decrease of approximately $160,000, due to an decrease in professional fees and compensation costs. G&A expenses are expected to increase for remainder of 2018 primarily due to expenses associated with being a public company on a national stock exchange and costs related to our compliance with the Sarbanes Oxley Act as we grow our operations in 2019.

Sources of Liquidity

We have funded our operations since inception through private placements of our preferred stock and our common stock and common stock warrants. As of March 31, 2018, we have raised a total of approximately $50.2 million in gross proceeds and $44.5 million net, from sales of our equity securities.

As of March 31, 2018, we had cash and cash equivalents totaling $4.3 million.

On April 28, 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or “Cantor”, pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million. Cantor Fitzgerald will be acting as sales agent and be paid a 3% commission on each sale. Through March 31, 2018 we raised approximately $1.1 million in net proceeds through sales of our common stock under this program.

As of March 31, 2018, we had an accumulated deficit of approximately $55.4 million, working capital of approximately $3.9 million and cash and cash equivalents totaling approximately $4.3 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Three Months Ended
	March 31,
	2018	2017
Cash used in operating activities	$(2,806)	$(3,032)
Cash used in investing activities	(102)	-
Cash provided by/(used) financing activities	(135)	14,761
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,043)	$11,729

Operating Activities

We have incurred significant costs in the area of research and development, including clinical supply manufacturing, regulatory and clinical development costs and costs associated with being a public company. Net cash used in operating activities was approximately $2.8 million for the three months ended March 31, 2018 and approximately $3.0 million for the three months ended March 31, 2017.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 of approximately $0.1 million for equipment.

Financing Activities

Net cash used in for the three months ended March 31, 2018 of $135,000 was for the pay down of notes payable. Net cash provided by financing activities of $14.8 million for the three months ended March 31, 2017 was primarily due to net proceeds of approximately $12.7 million from the warrant tender offer and proceeds approximating $2.1 million from warrants exercised by investors outside of this offer.

Funding Requirements and Other Liquidity Matters

MAT2203, MAT2501 and our LNC delivery platform are still in development stages. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct our planned pivotal Phase 2 clinical trial of MAT2203, our lead product candidate;

●	initiate and continue the research and development of our other product candidates and potential product candidates, including potential Phase 1 and Phase 2 clinical trials of MAT2501;

●	seek to discover and develop additional product candidates using our LNC delivery technology platform;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company, particularly after we exit “emerging growth company” status.

As of March 31, 2018, the Company had cash and cash equivalents of approximately $4.3 million. We believe the cash and cash equivalents on hand are sufficient to fund planned operations into September 2018. We will need additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT2203 and conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald to provide us with the potential of raising additional capital. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

Until the time we can generate substantial product revenues from commercializing MAT2203 or any future product candidates, if ever, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and could increase our expenses and require that our assets secure such debt. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

There have been no material changes from the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2018, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that due to the material weakness discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the fourth quarter of fiscal 2017, we identified a material weakness in the design and operating effectiveness of our controls over the application of proper accounting guidance for the recognition of stock-based compensation for modified awards issued to consultants.

Although the material weakness did not result in a restatement, it is likely that the control deficiency could have potentially resulted in a material misstatement of the Company's financial statement if not remediated timely. To remediate the material weakness we have initiated compensating controls in 2018 and have enhanced and revised the design of existing controls and procedures to ensure the proper application of accounting guidance for the recognition of stock-based compensation awards. We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate

Changes in internal control over financial reporting.

Other than the remediating controls to address the material weakness discussed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely not to materially affect, our internal control over financial reporting.

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, we issued to two consulting firms an aggregate of 200,000 restricted shares of our common stock as payment for consulting services provided to us. These shares vest over the service period of six months.

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

Not applicable.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: May 9, 2018	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Gary Gaglione
Dated: May 9, 2018	Gary Gaglione
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

3.2	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission.

3.3	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

*+10.1	Separation Agreement and General Release, between Roelof Rongen and Matinas BioPharma Holdings, Inc.

+10.2	Employment Agreement, dated March 22, 2018, between Jerome D. Jabbour and Matinas BioPharma Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 27, 2018 with the Securities and Exchange Commission.

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Interim Chief Financial Officer

**32.1	Section 1350 Certifications

*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensation plan, contract or arrangement.

