Form 10-K/A
period 2017-12-31
Matinas BioPharma Holdings, Inc.
filed 2018-05-25
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), which the Registrant filed with the Securities and Exchange Commission on March 16, 2018. This amendment is being filed solely to amend and replace Exhibit 23.1 to the Form 10-K, which inadvertently omitted references to certain of the Registrant’s registration statements. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

This Amendment does not affect any other parts of or exhibits to the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as described above, no other portion of the Form 10-K for the fiscal year ended December 31, 2017 is amended hereby and the Form 10-K continues to speak as of the date of the original filing of the Form 10-K. No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K. Accordingly, this Amendment should be read in conjunction with such Form 10-K and the Registrant’s filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-K.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission)

4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 31, 2017 with the Securities and Exchange Commission)**

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.4	Registration Rights Agreement dated July 30, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.5	Form of 2015 Investor Warrant. (incorporated by reference to Exhibit 4.4 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.6	Form of 2015 Placement Agent Warrant. (incorporated by reference to Exhibit 4.5 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.7	Registration Rights Agreement dated March 31, 2015 between the Company and the investors named therein. (incorporated by reference to Exhibit 4.6 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.8	Form of 2016 Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.1	Voting Agreement, dated July 30, 2013, by and among the Company and the stockholders named therein. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.2	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.9	Employment Agreement, dated July 30, 2013, between the Company and Roelof Rongen (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.10	Employment Agreement, dated July 30, 2013, between the Company and Abdel A. Fawzy. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.11	Employment Agreement effective as of October 4, 2013 between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.12	Offer Letter, dated October 31, 2013, between the Company and Gary Gaglione (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.14	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.15	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) +.

10.16	Employment Agreement, dated March 12, 2015, between Matinas BioPharma Holdings, Inc. and Douglas F. Kling. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015). †

10.17	Placement Agency Agreement dated March 19, 2015 between the Company and Aegis Capital Corp. (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.18	Form of Subscription Agreement for the Company’s 2015 private placement. (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.19	Employment Agreement, dated September 1, 2015, between Matinas Biopharma Holdings, Inc. and Raphael J. Mannino. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015).

10.20	Separation and Consulting Agreement between George Bobotas and Matinas BioPharma Holdings, Inc., dated September 29, 2015. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015). †

10.21	Placement Agency Agreement dated June 27, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.22	Finder’s Agreement dated July 29, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.23	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Roelof Rongen (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2017.)†

10.24	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Abdel Fawzy (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 31, 2017.)†

10.25	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017)

10.26	Employment Agreement, effective as of April 18, 2017, by and between the Company and Dominick M. DiPaolo (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2017)†

10.27	Controlled Equity OfferingSM Sales Agreement, dated April 28, 2017, by and between Matinas BioPharma Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017)

10.28	Separation Agreement between Abdel Fawzy and Matinas BioPharma Holdings, Inc., dated January 29, 2018. †**

21.1	Subsidiaries Index**

23.1	Consent of EisnerAmper LLP*

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certifications**

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2017 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2017 and 2015; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017 and 2015; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2015; and (v) Notes to Consolidated Financial Statements.*

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on May 25, 2018.

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

Person	Capacity	Date

/s/Jerome D. Jabbour	Chief Executive Officer and Director	May 25, 2018
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Gary Gaglione	Acting Chief Financial Officer	May 25, 2018
Gary Gaglione	(Principal Financial and Accounting Officer)

Chairman of the Board
Herbert Conrad

/s/ Matthew A. Wikler	Director	May 25, 2018
Matthew A. Wikler

/s/ James S. Scibetta	Director	May 25, 2018
James S. Scibetta

/s/ Adam K. Stern	Director	May 25, 2018
Adam K. Stern

/s/ Eric Ende	Director	May 25, 2018
Eric Ende

