Form 10-K/A
period 2017-12-31
Matinas BioPharma Holdings, Inc.
filed 2018-06-14
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A hereby amends the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as amended by Amendment No. 1 on Form 10-K/A filed on May 25, 2018 (the “Annual Report”), which the Registrant filed with the Securities and Exchange Commission on March 16, 2018. This amendment is being filed solely to update certain biographical information in Mr. DiPaolo’s biography in Part III, Item 10 of the Annual Report. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 2 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 2.

Except as described above, this Amendment does not reflect events occurring after the March 16, 2018 filing of the Annual Report and does not affect any other parts of or exhibits to the Annual Report, and those unaffected parts or exhibits are not included in this Amendment. Except as described above, no other portion of the Annual Report for the fiscal year ended December 31, 2017 is amended hereby and the Annual Report continues to speak as of the date of the original filing of the Annual Report. No modification or update is otherwise being made to any other disclosure or exhibits to such Annual Report. Accordingly, this Amendment No. 2 should be read in conjunction with such Annual Report and the Registrant's filings made with the Securities and Exchange Commission subsequent to the date of such Annual Report.

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

Name	Age	Position(s)
Herbert Conrad	85	Chairman of the Board, Director
Jerome D. Jabbour	44	Chief Executive Officer and President, Director
Dominick M. DiPaolo	42	Senior Vice President of Quality and Regulatory Compliance
Raphael J. Mannino	71	Senior Vice President and Scientific Officer
Gary Gaglione	66	Vice President of Finance and Accounting, Acting Chief Financial Officer
Eric Ende	50	Director
James S. Scibetta	53	Director
Adam K. Stern	54	Director
Matthew Wikler	68	Director

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

In 2016, Mr. DiPaolo pled guilty to two felonies in New Jersey Superior Court for Monmouth County, Criminal Division Case No. 15-000952. On June 12, 2018, we were informed of Mr. DiPaolo’s prior pleas and terminated Mr. DiPaolo’s employment with us on June 14, 2018.

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

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, review and evaluate the audit performed by our registered independent public accountants and report to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. The Board adopted a written charter for the Audit Committee, which is available on our website. James Scibetta, Herbert Conrad, and Eric Ende currently serve as members of the Audit Committee with James Scibetta, serving as its chairman. All of the members of the Audit Committee have been determined to be financially literate and are considered independent directors as defined under The NYSE American’s listing standards and applicable SEC rules and regulations. Mr. Scibetta qualifies as an audit committee “financial expert” as that term is defined by Commission regulations. The Audit Committee met four times during 2016. Our Board has adopted an Audit Committee Charter, which is available for viewing atwww.matinasbiopharma.com.

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

PART IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission)

4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 31, 2017 with the Securities and Exchange Commission).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.4	Registration Rights Agreement dated July 30, 2013 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

4.5	Form of 2015 Investor Warrant. (incorporated by reference to Exhibit 4.4 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.6	Form of 2015 Placement Agent Warrant. (incorporated by reference to Exhibit 4.5 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.7	Registration Rights Agreement dated March 31, 2015 between the Company and the investors named therein. (incorporated by reference to Exhibit 4.6 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015.)

4.8	Form of 2016 Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.1	Voting Agreement, dated July 30, 2013, by and among the Company and the stockholders named therein. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.2	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.9	Employment Agreement, dated July 30, 2013, between the Company and Roelof Rongen (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.10	Employment Agreement, dated July 30, 2013, between the Company and Abdel A. Fawzy. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.11	Employment Agreement effective as of October 4, 2013 between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.12	Offer Letter, dated October 31, 2013, between the Company and Gary Gaglione (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.14	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).

10.15	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) +.

10.16	Employment Agreement, dated March 12, 2015, between Matinas BioPharma Holdings, Inc. and Douglas F. Kling. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015). †

10.17	Placement Agency Agreement dated March 19, 2015 between the Company and Aegis Capital Corp. (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.18	Form of Subscription Agreement for the Company’s 2015 private placement. (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed with the SEC on April 17, 2015).

10.19	Employment Agreement, dated September 1, 2015, between Matinas Biopharma Holdings, Inc. and Raphael J. Mannino. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015).

10.20	Separation and Consulting Agreement between George Bobotas and Matinas BioPharma Holdings, Inc., dated September 29, 2015. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015). †

10.21	Placement Agency Agreement dated June 27, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.22	Finder’s Agreement dated July 29, 2016 by and between Matinas BioPharma Holdings, Inc. and Aegis Captial Corp. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016.)

10.23	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Roelof Rongen (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2017.)†

10.24	Employment Agreement, dated March 22, 2017, between Matinas Biopharma Holdings, Inc. and Abdel Fawzy (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on March 31, 2017.)†

10.25	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017)

10.26	Employment Agreement, effective as of April 18, 2017, by and between the Company and Dominick M. DiPaolo (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2017)†

10.27	Controlled Equity OfferingSM Sales Agreement, dated April 28, 2017, by and between Matinas BioPharma Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017)

10.28	Separation Agreement between Abdel Fawzy and Matinas BioPharma Holdings, Inc., dated January 29, 2018. †**

21.1	Subsidiaries Index**

23.1	Consent of EisnerAmper LLP**

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section 1350 Certifications**

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2017 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2017 and 2015; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017 and 2015; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2015; and (v) Notes to Consolidated Financial Statements.*

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on June 14, 2018.

MATINAS BIOPHARMA HOLDINGS, INC.

By:	/s/ Jerome D. Jabbour
Name:	Jerome D. Jabbour
Title:	Chief Executive Officer

By:	/s/ Gary Gaglione
Name:	Gary Gaglione
Title:	Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Jerome D. Jabbour	Chief Executive Officer and Director	June 14, 2018
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Gary Gaglione	Acting Chief Financial Officer	June 14, 2018
Gary Gaglione	(Principal Financial and Accounting Officer)

/s/ Herbert Conrad	Chairman of the Board	June 14, 2018
Herbert Conrad

/s/ Matthew A. Wikler	Director	June 14, 2018
Matthew A. Wikler

/s/ James S. Scibetta	Director	June 14, 2018
James S. Scibetta

/s/ Adam K. Stern	Director	June 14, 2018
Adam K. Stern

/s/ Eric Ende	Director	June 14, 2018
Eric Ende