Form 10-Q
period 2018-06-30
Matinas BioPharma Holdings, Inc.
filed 2018-08-09
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018 94,576,391 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC

FORM 10-Q

Quarter Ended June 30, 2018

i

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings Inc.

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$8,903,029	$7,306,507
Restricted cash – security deposit	100,000	155,431
Accounts receivable	89,813	-
Prepaid expenses	249,752	502,032
Total current assets	9,342,594	7,963,970

Leasehold improvements and equipment - net	1,811,475	1,569,858
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash – security deposit	535,999	535,999

TOTAL ASSETS	$16,043,933	$14,423,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$497,388	$582,867
Note payable	-	170,236
Accrued expenses	939,600	959,147
Deferred revenue	-	29,937
Lease liability	52,657	26,975
Total current liabilities	1,489,645	1,769,162

LONG TERM LIABILITIES

Deferred tax liability	848,185	848,185
Deferred rent liability	489,161	455,554
Lease liability - net of current portion	103,042	67,683
Stock dividends payable - long term	587,143	601,143

TOTAL LIABILITIES	3,517,176	3,741,727

STOCKHOLDERS’ EQUITY

Series A Convertible preferred stock, stated value $5 per share, 1,600,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 1,467,858 and 1,502,858 shares outstanding at June 30, 2018 and December 31, 2017, respectively (liquidation preference - $7,926,433 at June 30, 2018)	5,583,686	5,716,825

Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized and 7,975 shares outstanding as of June 30, 2018 (liquidation preference - $7,975,000 at June 30, 2018) No shares authorized or issued at December 31,2017	6,944,897	-

Common stock par value $0.0001 per share, 250,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 94,236,918 issued and outstanding as of June 30, 2018; 93,371,129 issued and outstanding as of December 31, 2017	9,423	9,335

Additional paid in capital	58,784,330	56,230,347

Accumulated deficit	(58,795,579)	(51,274,542)

Total stockholders’ equity	12,526,757	10,681,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,043,933	$14,423,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Revenue:
Contract research revenue	$89,813	$44,906

Costs and Expenses:
Research and development	1,522,695	2,314,716
General and administrative	1,972,048	1,706,493

Total costs and expenses	3,494,743	4,021,209

Loss from operations	(3,404,930)	(3,976,303)

Other income/(expense), net	(6,101)	8,663

Net loss	$(3,411,031)	$(3,967,640)

Preferred stock series A accumulated dividends	(146,786)	(152,400)

Preferred stock series B accumulated dividends	(21,849)	-

Net loss attributable to common shareholders	$(3,579,666)	$(4,120,040)

Net loss available for common shareholders per share - basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	94,034,837	91,611,531

	Six Months Ended
	June 30,
	2018	2017
Revenue:
Contract research revenue	$119,750	$59,875

Costs and Expenses:
Research and development	3,715,584	4,698,934
General and administrative	3,929,847	3,824,468

Total costs and expenses	7,645,431	8,523,402

Loss from operations	(7,525,681)	(8,463,527)

Other income/(expense), net	4,644	(230)

Net loss	$(7,521,037)	$(8,463,757)

Preferred stock series A accumulated dividends	(294,072)	(311,400)

Preferred stock series B accumulated dividends	(21,849)	-

Inducement charge from exercise of warrants	-	(16,741,356)

Net loss attributable to common shareholders	$(7,836,958)	$(25,516,513)

Net loss available for common shareholders per share - basic and diluted	$(0.08)	$(0.29)

Weighted average common shares outstanding:
Basic and diluted	93,787,752	88,285,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.

STATEMENT OF STOCKHOLDER'S EQUITY

June 30, 2018

	Convertible Preferred Stock A		Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	(Shares)	(Amount)	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2017	1,502,858	$5,716,825	-	$-	93,371,129	$9,335	$56,230,347	$(51,274,542)	$10,681,965

Stock Based Compensation EE/Consultant Options	-	-	-	-	-	-	1,956,202	-	1,956,202

Issuance of Common Stock as Compensation for services	-	-	-	-	437,789	45	339,332	-	339,377

Issuance of Common Stock in exchange for preferred shares A	(35,000)	(133,139)	-	-	350,000	35	133,104	-	-

Issuance of Common Stock in exchange for preferred shares B	-	-	(25)	(21,771)	50,000	5	21,766	-	-

Stock Dividends Issued in Common	-	-	-	-	28,000	3	13,997	-	14,000

Issuance of Preferred Series B net of issuance costs	-	-	8,000	6,966,668	-	-		-	6,966,668

Issue of warrants to placement agent							89,582		89,582

Net Loss for the six months ended June 30, 2018	-	-	-	-	-	-	-	(7,521,037)	(7,521,037)

Balance as of June 30, 2018	1,467,858	$5,583,686	7,975	$6,944,897	94,236,918	$9,423	$58,784,330	$(58,795,579)	$12,526,757

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,521,037)	$(8,463,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,079	24,800
Deferred rent	33,607	273
Share based compensation expense	2,297,744	1,687,690
Changes in operating assets and liabilities:
Prepaid expenses	250,113	(12,828)
Accounts receivable - other assets	(89,813)	5,076
Accounts payable	(85,479)	(22,382)
Accrued expenses - other liabilities	(49,485)	21,696)
Net cash used in operating activities	(5,064,271)	(6,759,432)

Cash flows from investing activities:
Purchases of leasehold improvements and lab equipment	(260,606)	(789,705)
Net cash used in investing activities	(260,606)	(789,705)

Cash flows from financing activities:
Net proceeds from issuance of series B convertible preferred stock	7,056,250	-
Net proceeds from exercise of warrants	-	14,834,367
Payments of capital lease liability	(20,046)	(6,202)
Payments of note payable	(170,236)	(118,046)
Net cash provided by financing activities	6,865,968	14,710,119

Net increase in cash, cash equivalents and restricted cash	1,541,091	7,160,982
Cash, cash equivalents and restricted cash at beginning of period	7,997,937	4,796,829

Cash, cash equivalents and restricted cash at end of period	$9,539,028	$11,957,811

Supplemental non-cash financing and investing activities:
Conversion of preferred stock – Series A	$133,139	$289,102
Conversion of preferred stock – Series B	$21,771	-
Warrants issued to placement agent	$89,581	-
Stock dividends issued	$14,000	$-
Additional paid-in-capital for modification of warrants	$-	$16,741,356
Equipment acquired under capital lease	$81,070	$49,935
Unearned restricted stock grants	$69,333	$-

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

NOTE B – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2018, the Company had an accumulated deficit of approximately $58.8 million and for the six months ended June 30, 2018, cash used in operations of $5.1 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the six months ended June 30, 2018 was $7.5 million. As a result, substantial doubt exists about the company’s ability to continue as a going concern.

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

Assuming the Company obtains FDA approval for one or more of its product candidates, which the Company does not expect to receive until 2023 at the earliest, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward with additional clinical studies for its current product candidates and development of additional product candidates. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

To continue to fund its operations, on January 13, 2017, the Company completed a warrant tender offer, with gross cash proceeds of $13.5 million and net proceeds of approximately $12.7 million. Additionally in April 2017, the Company entered into a Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. “Cantor”, which allows the Company, subject to certain limited restrictions and daily sales limits, to sell shares of common stock having an offering price of up to $30 million. Through June 30, 2018 the Company has sold approximately 871,000 shares of common stock pursuant to the Controlled Equity Offering SM Sales Agreement with Cantor generating gross proceeds of over $1.1 million.

In June of 2018, the Company completed a Series B Preferred Stock financing which raised a net of $ 7.1 million.

As of June 30, 2018, the Company had cash and cash equivalents of approximately $8.9 million. We believe the cash and cash equivalents on hand are sufficient to fund planned operations into April 2019. The ability of the Company to continue as a going concern is dependent upon control over our operating expenses, anticipated proceeds from future sales of our common stock through the Controlled Equity Offering and securing additional financing. While the Company believes in the viability of this three prong strategy, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance that the Company will be successful in its implementation. In particular, the utilization of the Controlled Equity Offering may not be viable due to market condition and new financing may not be available on acceptable terms, or at all. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

These interim unaudited financial statements do not include all the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2017, which are included in the Form 10-K filed with the SEC on March 16, 2018. In the opinion of management, the interim unaudited financial statements reflect all normal recurring adjustments necessary to fairly state the Company’s financial position and results of operations for the interim periods presented. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of June 30, 2018, December 31, 2017, June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$8,903	$7,307	$11,266	$4,105

Restricted cash included in current/long term assets	636	691	692	692

Cash, cash equivalents and restricted cash in the statement of cash flows	$9,539	$7,998	$11,958	$4,797

[4] Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally at two major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the six months ended June 30, 2018, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

[5] Leasehold Improvements and Equipment

Equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company equipment range from three to ten years. Capitalized costs associated with leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining life of the lease.

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

The Company adopted the provisions of Accounting Standard Codification 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of June 30, 2018.

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

Restricted stock grants are valued at the date of grant using the market price of the stock. It is amortized over the applicable service period.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument. The equity instruments, consisting of stock options granted to consultants, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received. The Company calculates the fair value of employee option grants utilizing the Black-Scholes pricing model and estimates the fair value of restricted stock based upon the estimated fair value of the common stock. The amount of stock based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The Company accounts for forfeitures as they occur. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, note payable, lease liability and accrued expenses approximate fair value due to the short-term nature of these instruments.

[9] Basic Net Loss per Common Share

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Net loss available to common shareholders represents our net loss plus Series A and Series B Convertible Preferred Stock accumulated dividends. Convertible Preferred Stock accumulated dividends include dividends accumulated for the period (regardless of whether or not the dividends have been declared). For the six months ended June 30, 2018 and 2017, $315,921 and $311,400 of dividends for the Convertible Preferred Stock are included in the Net loss attributable to common shareholders. Diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants and conversion of preferred stock, would have an anti-dilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation as the inclusion would be anti-dilutive for the six months ended June 30, 2018 and 2017:

	Three month period Ended June 30,		Six month period Ended June 30,
	2018	2017	2018	2017
Stock options	12,133	11,026	12,133	11,026

Preferred Stock issuable upon conversion	30,628	15,240	30,628	15,240

Warrants	6,198	5,961	6,198	5,961

Total	48,959	32,227	48,959	32,227

[10] Revenue Recognition

The Company applies ASC 606 to its current research grant. The Company currently has a research grant with its customer, the Cystic Fibrosis Foundation (“CFF”). There are no contract assets or liabilities associated with this grant. The contract has a single performance obligation which is the provision of research and development services related to the Company’s Cystic Fibrosis development program (the “Program”). The Company provides CFF with progress reports for each study it performs, summarizing the progress toward achieving the goals of the Program, and is required to submit a final progress report within 30 days after the completion of the Program. Subject to the submission and acceptance of milestone progress reports, the Company may be entitled to an additional payments of $0.1 million in the aggregate. As this contract is currently the Company’s only contract with a customer, disaggregation of revenue is not required.

[11] Research and Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred, due to the uncertainty with respect to future cash flows resulting from the patents and are included as part of general and administrative expenses in our consolidated statements of operations.

[12] Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of 2019 and mandates a modified retrospective transition method. We do not intend to early adopt, and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company adopted the guidance in the first quarter of 2018. The adoption did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This amendment is effective for periods beginning after December 15, 2017 for public entities. The Company adopted the guidance in the first quarter of 2018 on a retrospective basis and provided the required disclosure in Note C (3).

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendment simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We are required to apply the amendments for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We have evaluated this standard and believe it will not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides clarity and reduces both diversity in practice and cost and complexity when applying guidance in Topic 718. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments are effective for all entities for annual periods beginning after December 15, 2017. The Company adopted the guidance in the first quarter of 2018. The adoption did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU 2014-09 has been adopted. We are currently considering the impact of adoption but preliminarily believes that it will not have a material impact on our consolidated financial statements.

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02 and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the quarter ended June 30, 2018, we assessed goodwill impairment by performing a qualitative test for our reporting unit. During our qualitative reviews, we considered the Company’s cash position and our ability to obtain additional financing in the near term to meet our operational and strategic goals and substantiate the value of our business. Based on the results of our assessments, it was determined that it is more-likely- than-not that the fair value of the reporting units are greater than their carrying amounts. There was no impairment of goodwill during the six months ended June 30, 2018.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances, we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments during the six months ended June 30, 2018 and 2017, respectively.

[14] Preferred Stock Dividends

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”), the Series A Preferred Shares earn dividends at a rate of 8.0% once per year on the anniversary of the Initial Closing (July 29, 2016), payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends do not require declaration by the Board of Directors. Dividends are accrued annually as of the date the dividend is earned in an amount equal to the contractual rate of 8% of the stated value.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (the “Series B Certificate of Designation”), subject to the Beneficial Ownership Limitation (as defined below), holders of the Series B Preferred shares will be entitled to receive dividends payable as follows: (i) a number of shares of common stock equal to 10% of the shares of common stock underlying the Series B Preferred then held by such holder on the 12 month anniversary of the effective date of the Series B Certificate of Designation, which is June 19, 2019, (ii) a number of shares of common stock equal to 15% of the shares of common stock underlying the Series B Preferred then held by such holder on the 24-month anniversary of the effective date of the Series B Certificate of Designation, which is June 19, 2020 and (iii) a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred then held by such holder on the 36-month anniversary of the effective date of the Series B Certificate of Designation, which is June 19, 2021. Dividends do not require declaration by the Board of Directors. Dividends are accrued annually as of the date the dividend is earned in an amount equal to the contractual rates of 10%, 15% and 20% of the stated value.

[15] Deferred Rent

The Company records rent on a straight line basis. Differences between monthly rent expenses and rent payments are recorded as deferred rent. Deferred rent is recorded in either an asset account (e.g., other current or noncurrent assets) when the cumulative difference between rent expenses and rent payments as of a balance sheet date is negative or a liability account (e.g., other current or noncurrent liabilities) when the cumulative difference is positive. Due to our escalating rents, the Company is currently recording a deferred rent liability. Deferred rent balances are classified as long-term liabilities in the accompanying consolidated balance sheets based upon the period when reversal of the liability is expected to occur.

[16] Severance Costs

During the three months ended June 30, 2018, the Company recorded an adjustment of $0.4 million related to the severance costs for a former executive terminated in late March 2018. The accrual of the additional severance payment in the amount of $0.4 million was recorded in general and administrative expenses for the three and six months ended June 30, 2018.

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

NOTE E – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following ($ in thousands) for the six months ended June 30, 2018 and year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Lab equipment	$778	577
Furniture and fixtures	20	20
Equipment under capital lease	198	117
Leasehold improvements	1,156	1,097
Total	2,152	1,811
Less: accumulated depreciation and amortization	341	241
Leasehold improvements and equipment, net	$1,811	$1,570

Depreciation and amortization expense for the six months ended June 30, 2018 and year ended December 31, 2017 was approximately $100,000 and $100,000, respectively.

The Company has entered into capital leases for lab equipment. During the six months ended June 30, 2018 and 2017 the Company recognized interest expense of approximately $3,800 and $504, respectively, associated with the lease payments.

NOTE F – Accrued Expenses

Accrued Expenses, summarized by major category, consist of the following for the six months ended June 30, 2018 and year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Accrued payroll and incentives	$607	$721
Other accruals	333	238
Total	$940	$959

NOTE G – Stockholders’ Equity

Preferred Stock

In accordance with the Certificate of Incorporation, there are 10,000,000 authorized preferred shares at a par value of $ 0.0001. In connection with the 2016 Private Placement, on July 26, 2016, the Company filed the Series A Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series A Preferred Shares. Pursuant to the Series A Certificate of Designation, the Company designated 1,600,000 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. In connection with the 2018 offering, on June 19, 2018, the Company filed the Series B Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Shares. Pursuant to the Series B Certificate of Designation, the Company designated 8,000 shares of the Company’s previously undesignated preferred stock as Series B Preferred Stock.

Series A

As of June 30, 2018, the Company had 1,467,858 shares of Series A Preferred Stock outstanding.

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

Liquidity Value and Dividends:

Pursuant to the Series A Certificate of Designation, the Series A Preferred Shares accrue dividends at a rate of 8.0% once per year on the anniversary date of the Initial Closing, payable and only payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends of approximately $587,000 have been accrued as paid-in-kind through June 30, 2018 and approximately $21,000 has been earned and converted into common stock at the election of the holders. The Series A Preferred Shares vote on an as converted basis with the Company’s common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Pursuant to the Series A Certificate of Designation, the liquidation value of a Series A Preferred Share is equal to the stated value of $5.00 per share (as adjusted for stock splits, stock dividends, combinations or other recapitalizations of the Series A Preferred Stock) plus any earned but unpaid dividends.

Royalty:

The Series A Preferred Shares include the right, as a group, to receive: (i) 4.5% of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, subject in all cases to a respective to a cap of $ 25 million per calendar year, and (ii) 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”), subject in all cases to a cap of $ 10 million per year. The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Shares. The royalty rights that are part of the Series A Preferred Shares will vest, in equal thirds, upon each of the July 29, 2017, July 29, 2018, and July 29, 2019, which are the first, second and third anniversary dates of the Initial Closing, (each a “Vesting Date”); provided however, if the Series A Preferred Shares automatically convert into common stock prior to the 36 month anniversary of the initial closing, then the royalty rights that are part of the outstanding Series A Preferred Shares shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Shares are purchased after the initial closing, the vesting periods for the royalty rights that are part of the Series A Preferred Shares shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the right to receive a royalty will follow the Series A Preferred Shares; after July 29, 2019, the royalty payment rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. The Company believes that such rights are not separable free-standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of the royalty rights in future periods. As of June 30, 2018, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

Classification:

These Series A Preferred Shares are classified within permanent equity on the Company’s condensed consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Series B

On June 19, 2018, the Company entered into a placement agency agreement with ThinkEquity, a Division of Fordham Financial Management, Inc., as placement agent , relating to the offering, issuance and sale of up to 8,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share with a stated value of $1,000 per share which are convertible into an aggregate of up to 16,000,000 shares of the Company’s common stock, par value $0.0001 per share at an initial conversion price of $0.50 per share of Common Stock and an additional up to 7,200,000 shares of Common Stock issuable upon payment of dividends under the Series B Preferred Stock . The offering closed on June 21, 2018 raising a gross amount of $ 8 million with a net raise of $7.1 million after deducting issuance costs. The placement agent received 7% commission on the gross proceeds, 1% of the gross proceeds to cover non- accountable expenses and 240,000 warrants fair valued at $ 89 thousand, that are exercisable over a 5 year period at an exercise price of $0.75 per share “2018 Placement Agent Warrants”. As of June 30, 2018 there were 7,975 Series B Preferred Shares outstanding.

Conversion

Optional Conversion. Subject to the Beneficial Ownership Limitation, each share of Series B Preferred will be convertible into shares of common stock at any time at the option of the holder at an initial conversion price of $0.50 per share subject to adjustment for reverse splits, stock combinations and similar changes as provided in the certificate of designation. Dividends will not accrue and will not be paid following optional conversion.

Automatic Conversion. Subject to the Beneficial Ownership Limitation described below, each share of Series B Preferred shall automatically convert into 2,000 shares of common stock at an initial conversion price of $0.50 per share upon the earlier of (i) the first FDA approval of one of our product candidates, (ii) the 36-month anniversary of the COD Effective Date or (iii) the consent to conversion by holders of at least 50.1% of the outstanding shares of Series B Preferred. In the event the Series B Preferred automatically converts into common stock prior to the 36 month anniversary of the COD Effective Date, the holder on the date of such conversion shall also be entitled to receive those dividends which would have been payable after the conversion date, as if the shares of Series B Preferred had remained unconverted and outstanding through the 36 month anniversary of the COD Effective Date. Such dividend amount shall be payable as set forth above in shares of common stock upon such automatic conversion.

Beneficial Ownership Limitation. We may not effect any optional or automatic conversion of the Series B Preferred, or issue shares of common stock as dividends and a holder does not have the right to convert any portion of the Series B Preferred to the extent that, after giving effect to such conversion such holder would beneficially own in excess of the Beneficial Ownership Limitation, or such holder, together with such holder’s affiliates, and any persons acting as a group together with such holder or affiliates, would beneficially own in excess of the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of Series B Preferred held by the applicable holder. A holder may, prior to issuance of the Series B Preferred or, with 61 days prior notice to us, elect to increase or decrease the Beneficial Ownership Limitation; provided, however, that in no event may the Beneficial Ownership Limitation exceed 9.99%.

Liquidity Value and Dividends:

Dividends. Subject to the Beneficial Ownership Limitation described above, holders of the Series B Preferred will be entitled to receive dividends payable as follows: (i) a number of shares of common stock equal to 10% of the shares of common stock underlying the Series B Preferred then held by such holder on the 12 month anniversary of the filing of the certificate of designation for the Series B Preferred with the Secretary of State of the State of Delaware (“COD Effective Date” which is June 19, 2018), (ii) a number of shares of common stock equal to 15% of the shares of common stock underlying the Series B Preferred then held by such holder on the 24-month anniversary of the COD Effective Date and (iii) a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred then held by such holder on the 36-month anniversary of the COD Effective Date. In the event a purchaser in this offering no longer holds Series B Preferred as of the 12-month anniversary, the 24-month anniversary or the 36 month anniversary, such purchaser will not be entitled to receive any dividends on such anniversary date.

In the event a fundamental transaction is consummated prior to the automatic conversion of the Series B Preferred, the dividends will be accelerated and paid to the extent not previously paid. In addition, holders of Series B Preferred will be entitled to receive dividends equal, on an as-if-converted to shares of common stock basis, and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. Notwithstanding the foregoing, to the extent that a holder’s right to participate in any dividend in shares of common stock to which such holder is entitled would result in such Holder exceeding the Beneficial Ownership Limitation, then such holder shall not be entitled to participate in any such dividend to such extent and the portion of such shares that would cause such holder to exceed the Beneficial Ownership Limitation shall be held in abeyance for the benefit of such holder until such time, if ever, as such holder’s beneficial ownership thereof would not result in such holder exceeding the Beneficial Ownership Limitation.

Pursuant to the Series B Certificate of Designation, the liquidation value of a Series B Preferred Share is equal to the stated value of $1,000 per share (as adjusted for stock splits, stock dividends, combinations or other recapitalizations of the Series A Preferred Stock) plus any earned but unpaid dividends.

Classification:

These Series B Preferred Shares are classified within permanent equity on the Company’s condensed consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Warrants

As of June 30, 2018, the Company had outstanding warrants to purchase an aggregate of 6,197,831 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share, which includes warrants to purchase an aggregate of 240,000 shares of “2018 Placement Agent Warrants”.

The Warrants, other than the 2018 Placement Agent Warrants, were exercisable immediately upon issuance and have a five-year term. The 2018 Placement Agent Warrants are exercisable on the 1-year anniversary of the issuance date, June 21, 2019, and have a five year term. Once exercisable, the Warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. The exercise price and the number of warrant shares purchasable upon the exercise of the Investor Warrants (as opposed to Placement Agent Warrants) are subject to adjustment upon the occurrence of certain events, which include stock dividends, stock splits, combinations and reclassifications of the Company capital stock or similar “organic changes” to the equity structure of the Company (see Warrant table below). Accordingly, pursuant to ASC 815, the warrants are classified as equity.

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

A summary of equity warrants outstanding as of June 30, 2018 is presented below, all of which are fully vested. During July 2018, 410,125 of these warrants have expired.

Shares (in thousands)
Total Warrants Outstanding at December 31, 2016	40,255
Warrants tendered on January 13, 2017	(30,966)
Warrants exercised first quarter, 2017 outside of tender offer	(2,916)
Warrants exercised second quarter, 2017	(412)
Warrants exercised third quarter, 2017	-
Warrants exercised fourth quarter, 2017	(3)
Total Warrants Outstanding at December 31, 2017	5,958
Warrants exercised first quarter, 2018	-
Warrants exercised second quarter, 2018	-
Warrants issued second quarter, 2018	240
Total Warrants Outstanding at June 30, 2018	6,198 *
*Weighted average of exercise price for outstanding warrants is $ 0.70

After the effect of certain cash and cashless exercises of warrants, the Company received net cash proceeds of approximately $12.7 million from the warrants tendered on January 13, 2017 and approximately $2.1 million for warrants exercised outside the tender offer, for a total of approximately $14.8 million of proceeds in the first quarter of 2017. No warrants were exercised in the first and second quarters of 2018.

NOTE H – Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. The Company currently has available approximately 4.3 million shares of common stock available for issuance under the plan.

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its condensed consolidated statements of operations as follows ($ and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and Development	$113	$70	$686	$505
General and Administrative	437	246	1,612	1183
Total	$550	$316	$2,298	$1,688

	Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	17,890	13,603	*	4,287

* includes both restricted stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2017 to June 30, 2018 (number of options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2017	11,433	$1.40
Granted	1,782	0.81
Forfeited	504	2.75
Cancelled	577	1.02
Outstanding at June 30, 2018	12,134	$1.27

As of June 30, 2018, the number of vested and exercisable shares underlying outstanding options was 8,755,189 at a weighted average exercise price of $1.20. The aggregate intrinsic value of in the-money options outstanding as of June 30, 2018 was approximately $25 thousand. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.43 on June 30, 2018, and the exercise price of options, multiplied by the number of options. As of June 30, 2018, there was approximately $3.5 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.35 years.

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

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following weighted-average assumptions were used to calculate share based compensation for the three months and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Volatility	105.85-108.46%	67.09%-77.56%	105.85-108.46%	69.22%-82.26%
Risk-free interest rate	2.77-2.89%	2.015%-2.09%	2.29-2.89%	1.89%-2.22%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

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

The expected stock price volatility assumption is based on the historical volatility of the Company’s common stock price.

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

The Company accounts for forfeitures as they occur.

Detailed below is the restricted stock grant activity since the inception of the Company through June 30, 2018

	Shares	Expense	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (years)
Unvested at December 31, 2017	-	-	-	-
Granted	437,789	$339,377	0.78
Vested	371,122	$270,044	0.73
Forfeited	-	$-	-
Unvested at June 30, 2018	66,667	$69,333	1.04	0.2

As of June 30,2018, there was $ 69,333 of total unrecognized compensation cost related to non-vested restricted stock grants, which are expected to be recognized over a weighted-average period of 0.2 years.

NOTE I – PREPAID EXPENSES

Prepaid expenses, summarized by major category, consist of the following ($ in thousands) for the six months ended June 30, 2018 and year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Insurance premium	$88	$296
Non-employee stock compensation	69	71
Vendor services/other	93	135
	$250	$502

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

The Company records rent expense on a straight-line basis. Rent expense for the six months ended June 30, 2018 and 2017 was approximately $373,000 and $175,000, respectively.

Listed below is a summary of future minimum rental payments:

Year Ending December 31,
Lease
Commitments ($ in thousands)
Remainder of 2018	$344
2019	707
2020	732
2021	657
2022	610
Total future minimum lease payments	$3,050

The Company was obligated to provide a security deposit of $300,000 to obtain the office lease space. This deposit was reduced by $100,000 in 2016 and 2015 and reduced down to approximately $50,000 (including interest) in 2018 ($ 55,457 was collected in April of 2018). The balance of $ 50,000 is accounted for as a long term asset, since it is not recoverable until the end of the lease in 2021.

To obtain the laboratory and facility site, the Company was obligated to provide a security deposit of approximately $586,000. This security deposit can be reduced $100,000 on each of the first three anniversaries of the rent commencement date. On the fourth anniversary, it can be reduced another $86,000, with the balance over the remaining life of the lease. As of June 30, 2018, $100,000 of this deposit is classified as a current asset with the balance of the deposit classified as a long term asset.

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

In August 2018, the Company entered into a Finance Agreement in the amount of $399,683, to fund the premium payments for the Director and Officer Liability policy. The term of this agreement is ten months, and ends May, 2019. Monthly payments including interest at 2.4% are $40,409.

On November 10, 2016 the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Allergy and Infectious Diseases to support NIH investigators to acquire technical, statistical and administrative support for research activities as well as to pay for supplies and travel expenses for a total amount of $132,568 per year, beginning in the fourth quarter 2016 and each quarter during 2017 and 2018.

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

On September 12, 2016 the Company conducted a final closing of a private placement offering to accredited investors shares of the Company’s Series A Preferred Stock. As part of this offer, the investors received royalty payment rights if and when the Company generates sales of MAT2203 or MAT2501. Pursuant to the terms of the Series A Certificate of Designation for our outstanding Series A Preferred Stock, we may be required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2020, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203 or MAT2501, we are required to pay to the holders of our Series A Preferred Stock, subject to certain vesting requirements, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Series A Certificate of Designation), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

NOTE K – RELATED PARTY

Mr. Adam Stern, a director of the Company, has been Head of Private Equity Banking at Aegis Capital Corp. and CEO of SternAegis Ventures since 2012. The Company has contracted with Aegis Capital in all of its finance raises from 2013 through 2017. Each of these transactions have been disclosed in our previous 10K filings. A summary of these transactions are as follows:

●	Ageis Capital Corp. acted as the Placement Agent for the Company’s 2013 Private Placement which raised gross proceeds of $15 million. As the Placement Agent, Ageis Capital Corp. received an agent fee of $1.5 million and a non-accountable expense allowance of $450,000. In addition, the Placement Agent was issued 750,000 warrants at an exercise price of $2.00 per share and 1,500,000 warrants at an exercise price of $1.00 per share.

●	Ageis Capital Corp. acted as the Placement Agent for the Company’s 2015 Private Placement which raised gross proceeds of $10 million. The Placement Agent received a cash fee of $ 1 million and a non-accountable expense allowance of $300,000. The Placement agent was issued 2 million warrants to purchase shares at $ 0.50 per share and 2 million warrants to purchase shares at $0.75 a share.

●	Ageis Capital Corp. acted as the Placement Agent for the Company’s 2016 Series A Preferred Share private placement which raised gross proceeds of $8 million. The Placement Agent was paid a cash fee of $800,000 and non-accountable expenses of $240,000. In addition, 1,600,000 warrants were issued to the Placement Agent at an exercise price of $0.50 per share.

●	Ageis Capital Corp. was retained a our Warrant Agent for the Company’s 2017 Offer to Amend and Exercise warrants, which raised approximately gross proceeds of $ 13.5 million. The Warrant Agent received a fee of 5% of the cash exercise prices paid by the holders of the warrants, excluding placement agent warrants. In addition Aegis capital was reimbursed for reasonable out-of-pocket expenses and attorney’s fees, including a $35,000 non-accountable expense allowance.

Aegis Capital Corp. acted as a selected dealer for our public offering in June 2018. ThinkEquity, a division of Fordham Financial Management, Inc., acted as the Company’s exclusive placement agent in connection with this offering. The Company agreed to pay the placement agent a total cash fee equal to 7% of the public offering price for the Series B Preferred plus a non-accountable expense allowance equal to 1.0% of the gross proceeds raised in this offering. In addition, the Company agreed to issue placement agent warrants to the placement agent to purchase that number of shares of common stock equal to 1.5% of the aggregate number of shares of common stock underlying the shares of Series B Preferred sold in the offering (not including any shares payable pursuant to the contemplated dividend thereunder). The placement agent warrants will be exercisable at any time and from time to time, in whole or in part, during the four-year period commencing one year from the effective date of the offering, at a price per share equal to $0.75. The placement agent warrants provide for registration rights (including a one-time demand registration right and unlimited piggyback rights), a cashless exercise option, customary anti-dilution provisions (for stock dividends and splits and recapitalizations) consistent with FINRA Rule 5110, and further, the number of shares underlying the placement agent warrants shall be reduced if necessary to comply with FINRA rules or regulations. The Company also reimbursed the placement agent for its legal fees and expense in the amount of up to $75,000.

Our former CEO, as part of his separation agreement, is eligible to receive 15 months of severance at his former salary. The total severance expense of $400,000 has been accounted for as of June 30, 2018.

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

We have incurred losses for each period from inception. For the six months ended June 30, 2018 and 2017 our net loss was approximately $7.5 million and $8.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203 and any other product candidates we choose to develop based upon our LNC delivery technology platform. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about the Company’s ability to continue as a going concern. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We generated Contract Research Revenue in the amount of approximately $120 thousand for the six months ended June 30, 2018 versus $60 thousand in the same period of 2017. This revenue is directly related to our grant with the Cystic Fibrosis Foundation Therapeutics Inc. to study MAT2501, for the treatment of nontuberculous mycobacterium infection (NTM) in preclinical models. The contract will last into the fourth quarter of 2018 or the conclusion of the study.

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

The table below summarizes our direct research and development expenses for our product candidates for the three and six months ended June 30, 2018 and 2017. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	($ in thousands)		($ in thousands)
Direct research and development expenses:
Manufacturing process development	$293	$137	$340	$162
Preclinical trails	154	45	606	342
Clinical development	56	1,226	435	2,175
Regulatory	11	53	92	128
Internal staffing, overhead and other	1,009	854	2,243	1,892
Total research and development	$1,523	$2,315	$3,716	$4,699

Manufacturing process development expenses increased in both period comparisons due to expenses related to the development of an enhanced dosage delivery form for MAT2203. Preclinical trials also increased in both periods due to additional MAT2203 animal studies. The decline in clinical development is due to a major human study that ended in the prior year.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2018, we are focused on enhancing our dosage formulation for MAT2203, starting new Phase II studies for MAT2203 and moving our delivery platform forward in development.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services.

We anticipate that our general and administrative expenses will increase during 2018 due to the increased expenses related to our status as a publicly traded company, including expenses in support of compliance with the requirements of Section 404 of the Sarbanes Oxley Act, an increase in investor relations, protection of our intellectual property and insurance costs.

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

Results of Operations ($ in Thousands)

Comparison of Three Months Ended June 30, 2018 and 2017.

	2018	2017	Increase (Decrease)

Revenues	$90	45	45

Cost and expenses:
Research and development	$1,523	$2,315	$(792)
General and administrative	1,972	1,706	266
Total cost and expenses	$3,495	$4,021	$(526)

Comparison of Six Months Ended June 30, 2018 and 2017.

			Increase
	2018	2017	(Decrease)

Revenues	$120	60	60

Cost and expenses:
Research and development	$3,716	$4,699	$(983)
General and administrative	3,929	3,824	105
Total cost and expenses	$7,645	$8,523	$(878)

Revenues: Revenue for the three months and six months ended June 30, 2018 were approximately $90,000 and $120,000, respectively compared to $45,000 and $60,000 for the prior periods. Revenue consists of revenue earned under the Cystic Fibrosis Foundation Therapeutics Inc. grant to study MAT2501, for the treatment of pre-clinical nontuberculous mycobacterium infection (NTM). The grant lasts into the fourth quarter of 2018 or the conclusion of the study.

Research and Development expenses: Research and Development expense for the three months and six months ended June 30, 2018 decreased approximately $792,000 and $983,000 compared to the prior year periods. This decrease is primarily due to a decrease in spending on clinical studies for MAT2203. In the longer term, we expect R&D expenses to increase as we conduct additional clinical studies for our product candidates.

General and Administrative expenses. General and Administrative expenses for the three months and six months ended June 30, 2018 increased approximately $266,000 and $105,000, respectively, and due to an increase in compensation and severance costs. G&A expenses are expected to increase for remainder of 2018 primarily due to expenses associated with being a public company on a national stock exchange and costs related to our compliance with the Sarbanes Oxley Act as we grow our operations in 2019.

Sources of Liquidity

We have funded our operations since inception through sales of our preferred stock and our common stock and common stock warrants. As of June 30, 2018, we have raised a total of approximately $58.1 million in gross proceeds and $51.5 million net, from sales of our equity securities.

As of June 30, 2018, we had cash and cash equivalents totaling $8.9 million.

On April 28, 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or “Cantor”, pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million. Cantor Fitzgerald will be acting as sales agent and be paid a 3% commission on each sale. Through June 30, 2018 we raised approximately $1.1 million in net proceeds through sales of our common stock under this program. October 19, 2017 was the last day we utilized this agreement.

As of June 30, 2018, we had an accumulated deficit of approximately $58.8 million, working capital of approximately $7.8 million and cash and cash equivalents totaling approximately $8.9 million.

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

Series B Preferred Stock

On June 21, 2018, the Company completed a sale of 8,000 shares of Series B Preferred Stock, raising a gross amount of $ 8.0 million and a net amount of approximately $7.1 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Six Months Ended
	June 30,
	2018	2017
Cash used in operating activities	$(5,064)	$(6,759)
Cash used in investing activities	(261)	(790)
Cash provided by financing activities	6,866	14,710
Net increase in cash, cash equivalents and restricted cash	$1,541	$7,161

Operating Activities

We have incurred significant costs in the area of research and development, including clinical supply manufacturing, regulatory and clinical development costs and costs associated with being a public company. Net cash used in operating activities was approximately $5.1 million for the six months ended June 30, 2018 and approximately $6.8 million for the six months ended June 30, 2017.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 of approximately $0.3 million was for equipment.

Financing Activities

Net cash provided by financing activities of $6.9 million for the six months ended June 30, 2018 was primarily due to the Series B Preferred Share financing partially offset by a reduction in notes payables. Net cash provided by financing activities of $ 14.7 million for the six months ended June 30, 2017 is primarily due to completion of our warrant tender over noted above.

Funding Requirements and Other Liquidity Matters

MAT2203, MAT2501 and our LNC delivery platform are still in development stages. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	Initiate and conduct our planned pivotal Phase 2 clinical trial of MAT2203, our lead product candidate;

●	initiate and continue the research and development of our other product candidates and potential product candidates, including potential Phase 1 and Phase 2 clinical trials of MAT2501;

●	seek to discover and develop additional product candidates using our LNC delivery technology platform;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company, particularly after we exit “emerging growth company” status.

As of June 30, 2018, the Company had cash and cash equivalents of approximately $8.9 million. We believe the cash and cash equivalents on hand are sufficient to fund planned operations into April 2019. We will need additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT2203 and conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald to provide us with the potential of raising additional capital. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2018, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that due to the material weakness discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the fourth quarter of fiscal 2017, we identified a material weakness in the design and operating effectiveness of our controls over the application of proper accounting guidance for the recognition of stock-based compensation for modified awards issued to consultants.

Although the material weakness did not result in a restatement, it is likely that the control deficiency could have potentially resulted in a material misstatement of the Company’s financial statement if not remediated timely. To remediate the material weakness we have initiated compensating controls in 2018 by providing Board Compensation documentation to our technical accounting consultants and have enhanced and revised the design of existing controls and procedures to ensure the proper application of accounting guidance for the recognition of stock-based compensation awards. We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in internal control over financial reporting.

Other than the remediating controls to address the material weakness discussed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely not to materially affect, our internal control over financial reporting.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: August 9, 2018	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Gary Gaglione
Dated: August 9, 2018	Gary Gaglione
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

3.2	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission.

3.3	Certificate of Designation of Series B Preferred Stock, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 19, 2018 with the Securities and Exchange Commission.

3.4	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-193455), filed February 7, 2014 with the Securities and Exchange Commission.

4.1	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 19, 2018 with the Securities and Exchange Commission.

*+10.1	Separation Agreement and General Release, between Dominick DiPaolo and Matinas BioPharma Holdings, Inc.

+10.2	Placement Agency Agreement, dated as of June 19, 2018, the Matinas BioPharma Holdings, Inc. and ThinkEquity, a Division of Fordham Financial Management, Inc., as placement agent., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 19, 2018 with the Securities and Exchange Commission.

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Interim Chief Financial Officer

**32.1	Section 1350 Certifications

*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensation plan, contract or arrangement.

