Form 10-Q
period 2018-09-30
Matinas BioPharma Holdings, Inc.
filed 2018-11-09
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 6, 2018 112,385,590 shares of common stock, $0.0001 par value per share, were outstanding.

MATINAS BIOPHARMA HOLDINGS, INC

FORM 10-Q

Quarter Ended September 30, 2018

i

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings Inc.

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,632,468	$7,306,507
Restricted cash – security deposit	200,000	155,431
Prepaid expenses	692,400	502,032
Total current assets	7,524,868	7,963,970

Leasehold improvements and equipment - net	2,097,149	1,569,858
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash – security deposit	436,000	535,999

TOTAL ASSETS	$14,411,882	$14,423,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$303,360	$582,867
Note payable	319,746	170,236
Accrued expenses	758,340	959,147
Stock dividends payable	1,174,286	-
Deferred revenue	-	29,937
Lease liability	83,341	26,975
Total current liabilities	2,639,073	1,769,162

LONG TERM LIABILITIES

Deferred tax liability	848,185	848,185
Deferred rent liability	501,816	455,554
Lease liability - net of current portion	122,578	67,683
Stock dividends payable - long term	-	601,143

TOTAL LIABILITIES	4,111,652	3,741,727

STOCKHOLDERS’ EQUITY

Series A Convertible preferred stock, stated value $5 per share, 1,600,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 1,467,858 and 1,502,858 shares outstanding at September 30, 2018 and December 31, 2017, respectively (liquidation preference - $8,513,576 at September 30, 2018)	5,583,686	5,716,825

Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized and 7,003 shares outstanding as of September 30, 2018 (liquidation preference - $7,003,000 at September 30, 2018) No shares authorized or issued at December 31,2017	6,098,447	-

Common stock par value $0.0001 per share, 250,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 97,697,243 issued and outstanding as of September 30, 2018; 93,371,129 issued and outstanding as of December 31, 2017	9,769	9,335

Additional paid in capital	60,926,628	56,230,347

Accumulated deficit	(62,318,300)	(51,274,542)

Total stockholders’ equity	10,330,230	10,681,965

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,411,882	$14,423,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Revenue:
Contract research revenue	$-	$44,906

Costs and Expenses:
Research and development	1,379,525	2,013,063
General and administrative	1,574,712	1,440,141

Total costs and expenses	2,954,237	3,453,204

Loss from operations	(2,954,237)	(3,408,298)

Other income/(expense), net	18,660	13,584

Net loss	$(2,935,577)	$(3,394,714)

Preferred stock series A accumulated dividends	(146,786)	(150,786)

Preferred stock series B accumulated dividends	(175,075)	-

Net loss attributable to common shareholders	$(3,257,438)	$(3,545,500)

Net loss available for common shareholders per share - basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	94,697,049	92,222,601

	Nine Months Ended
	September 30,
	2018	2017
Revenue:
Contract research revenue	$119,750	$104,781

Costs and Expenses:
Research and development	5,095,110	6,711,997
General and administrative	5,504,559	5,264,609

Total costs and expenses	10,599,669	11,976,606

Loss from operations	(10,479,919)	(11,871,825)

Other income/(expense), net	23,304	13,354

Net loss	$(10,465,615)	$(11,858,471)

Preferred stock series A accumulated dividends	(440,857)	(462,186)

Preferred stock series B accumulated dividends	(196,924)	-

Inducement charge from exercise of warrants	-	(16,741,356)

Net loss attributable to common shareholders	$(11,094,396)	$(29,062,013)

Net loss available for common shareholders per share - basic and diluted	$(0.12)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	94,098,372	89,468,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

September 30, 2018

	Convertible Preferred Stock A		Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	(Shares)	(Amount)	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2017	1,502,858	$5,716,825	-	$-	93,371,129	$9,335	$56,230,347	$(51,274,542)	$10,681,965

Stock Based Compensation	-	-	-	-	-	-	2,317,801	-	2,317,801

Issuance of Common Stock as Compensation for services	-	-	-	-	713,266	73	534,743	-	534,816

Issuance of Common Stock in exchange for preferred shares A	(35,000)	(133,139)	-	-	350,000	35	133,104	-	-

Issuance of Common Stock in exchange for preferred shares B	-	-	(997)	(868,221)	1,994,000	199	868,022	-	-

Stock Dividends Issued in Common Stock	-	-	-	-	28,000	3	13,997	-	14,000

ATM Stock Sales (net)	-	-	-	-	1,240,848	124	739,032		739,156

Issuance of Preferred Series B net of issuance costs	-	-	8,000	6,966,668	-	-	-	-	6,966,668

Issue of warrants to placement agent	-	-	-	-	-	-	89,582	-	89,582

Preferred dividends accrued	-	-	-	-	-	-	-	(587,143)	(587,143)

Net Loss for the nine months ended September 30, 2018	-	-	-	-	-	-	-	(10,456,615)	(10,456,615)

Balance as of September 30, 2018	1,467,858	$5,583,686	7,003	$6,098,447	97,697,243	$9,769	$60,926,628	$(62,318,300)	$10,300,230

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,456,615)	$(11,858,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,565	56,229
Deferred rent	46,262	97,415
Share based compensation expense	2,803,018	2,239,259
Changes in operating assets and liabilities:
Prepaid expenses	258,914	51,418
Other assets	-	5,081
Accounts payable	(279,416)	(134,009)
Accrued expenses - other liabilities	(230,744)	(1,120)
Net cash used in operating activities	(7,702,016)	(9,544,198)

Cash flows from investing activities:
Purchases of leasehold improvements and lab equipment	(535,916)	(823,886)
Net cash used in investing activities	(535,916)	(823,886)

Cash flows from financing activities:
Net proceeds from issuance of series B convertible preferred stock	7,056,250	-
Net proceeds from exercise of warrants	-	14,834,344
Net proceeds from ATM sales	739,155	641,510
Payments of capital lease liability	(36,769)	(9,383)
Payments on note payable	(250,173)	(203,164)
Net cash provided by financing activities	7,508,463	15,263,307

Net increase (decrease) in cash, cash equivalents and restricted cash	(729,469)	4,895,223
Cash, cash equivalents and restricted cash at beginning of period	7,997,937	4,797,060

Cash, cash equivalents and restricted cash at end of period	$7,268,468	$9,692,283

Supplemental non-cash financing and investing activities:
Conversion of preferred stock – Series A	$133,139	$350,412
Conversion of preferred stock – Series B	$868,022	$-
Warrants issued to placement agent	$89,581	$-
Stock dividend accrual	$587,143	$608,343
Stock dividends issued and converted to common stock	$14,000	$5,200
Note payable for insurance premiums	$399,683	$383,030
Additional paid-in-capital for modification of warrants	$-	$16,741,356
Equipment acquired under capital lease	$147,940	$49,935
Liability of payment of leasehold improvements by landlord	$-	$286,720
Unearned restricted stock grants	$126,100	$381,333

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

NOTE B – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2018, the Company had an accumulated deficit of approximately $62.3 million and for the nine months ended September 30, 2018, cash used in operations of $7.7 million. The Company’s operations have been financed primarily through the sale of equity securities. The Company’s net loss for the nine months ended September 30, 2018 was $10.5 million. As a result, substantial doubt exists about the company’s ability to continue as a going concern.

The Company has been engaged in developing its lipid-based cardiovascular product, MAT9001 and its lipid nano-crystal (“LNC”) platform delivery technology and a related pipeline of product candidates since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from products and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

Assuming the Company obtains FDA approval for one or more of its product candidates, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward with additional clinical studies for its current product candidates and development of additional product candidates. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

To continue to fund its operations, on January 13, 2017, the Company completed a warrant tender offer, with gross cash proceeds of $13.5 million and net proceeds of approximately $12.7 million. Additionally, in April 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. “Cantor”, which allows the Company, subject to certain limited restrictions and daily sales limits, to sell shares of common stock having an offering price of up to $30 million. As of September 30, 2018, the Company has sold approximately 2,112,000 shares of common stock pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor generating gross proceeds of over $1.9 million. Through October 31, 2018, the Company has sold approximately 13,221,000 shares of common stock pursuant to the Controlled Equity Offering Sales Agreement with Cantor raising over $10.7 million (see Footnote C).

In June of 2018, the Company completed a Series B Preferred Stock financing and received gross proceeds of approximately $8.0 million.

As of September 30, 2018, the Company had cash and cash equivalents of approximately $6.6 million. We believe the cash and cash equivalents on hand as of September 30, 2018 were sufficient to fund planned operations into April 2019. Subsequent to September 30, 2018, the Company sold approximately 11,109,000 additional shares of common stock, raising approximately $8.8 million in gross proceeds. We believe the total cash and cash equivalents on hand as of the date of this filing are sufficient to fund planned operations through November 2019.

The ability of the Company to continue as a going concern is dependent upon control over our operating expenses, anticipated proceeds from future sales of our common stock through the Controlled Equity Offering and securing additional financing. While the Company believes in the viability of this strategy and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance that the Company will be successful in its implementation. In particular, the utilization of the Controlled Equity Offering may not be viable due to market condition and new financing may not be available on acceptable terms, or at all. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE C – Controlled Equity Offering

On April 28, 2017, the Company entered into a Controlled Equity Offering℠ Sales Agreement, or “sales agreement”, with “Cantor”, pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million. Cantor will be acting as sales agent and be paid a 3% commission on each sale.

As of September 30, 2018, the Company has sold approximately 2,112,000 shares raising over $1.9 million in net proceeds. Subsequent to September 30, 2018, approximately 11,109,000 shares have been sold raising approximately $8.5 million in net proceeds.

NOTE D - Summary of Significant Accounting Policies

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

Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future interim periods or for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of September 30, 2018, December 31, 2017, September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$6,632	$7,307	$9,001	$4,105

Restricted cash included in current/long term assets	636	691	691	692

Cash, cash equivalents and restricted cash in the statement of cash flows	$7,268	$7,998	$9,692	$4,797

[4] Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally at two major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the nine months ended September 30, 2018, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

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

The Company adopted the provisions of Accounting Standard Codification 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of September 30, 2018.

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

[9] Basic Net Loss per Common Share

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Net loss available to common shareholders represents our net loss plus Series A and Series B Convertible Preferred Stock accumulated dividends. Convertible Preferred Stock accumulated dividends include dividends accumulated for the period (regardless of whether or not the dividends have been declared). For the nine months ended September 30, 2018 and 2017, $637,781 and $462,186 of dividends for the Convertible Preferred Stock are included in the Net loss attributable to common shareholders. Diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants and conversion of preferred stock, would have an anti-dilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation as the inclusion would be anti-dilutive for the nine months ended September 30, 2018 and 2017:

	Three month period Ended September 30,		Nine month period Ended September 30,
	2018	2017	2018	2017
Stock options	11,455	11,526	11,455	11,526

Common stock issuable upon conversion of preferred stock	28,685	15,078	28,685	15,078

Warrants	5,802	5,961	5,802	5,961

Total	45,942	32,565	45,942	32,565

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

[12] Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of 2019 and mandates a modified retrospective transition method. The Company is in the process of implementing changes to its systems and processes in conjunction with its review of lease agreements. The Company will adopt ASU 2016-02 effective January 1, 2019 and expects to elect certain available transitional practical expedients.

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

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” which requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. This amendment is effective for periods beginning after December 15, 2017 for public entities. The Company adopted the guidance in the first quarter of 2018 on a retrospective basis and provided the required disclosure in Note D (3).

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We will be evaluating the impact this standard will have on our consolidated financial statements.

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the quarter ended September 30, 2018, we assessed goodwill impairment by performing a qualitative test for our reporting unit. During our qualitative reviews, we considered the Company’s cash position and our ability to obtain additional financing in the near term to meet our operational and strategic goals and substantiate the value of our business. Based on the results of our assessments, it was determined that it is more-likely- than-not that the fair value of the reporting units is greater than their carrying amounts. There was no impairment of goodwill during the nine months ended September 30, 2018 and 2017.

We review other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets. In all other instances, we used the qualitative test and concluded that it was more-likely-than-not that all other indefinite-lived assets were not impaired and therefore, there were no impairments during the nine months ended September 30, 2018 and 2017, respectively.

[14] Deferred Rent

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

NOTE E – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following ($ in thousands) for the nine months ended September 30, 2018 and year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Lab equipment	$1,054	577
Furniture and fixtures	20	20
Equipment under capital lease	264	117
Leasehold improvements	1,156	1,097
Total	2,494	1,811
Less: accumulated depreciation and amortization	397	241
Leasehold improvements and equipment, net	$2,097	$1,570

Depreciation and amortization expense for the nine months ended September 30, 2018 and year ended December 31, 2017 was approximately $156,000 and $100,000, respectively.

The Company has entered into capital leases for lab equipment. During the nine months ended September 30, 2018 and 2017 the Company recognized interest expense of approximately $9,400 and $2,500, respectively, associated with the lease payments.

NOTE F – Accrued Expenses

Accrued Expenses, summarized by major category, consist of the following for the nine months ended September 30, 2018 and year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Accrued payroll and incentives	$461	$721
Other accruals	297	238
Total	$758	$959

NOTE G – Stockholders’ Equity

Preferred Stock

In accordance with the Certificate of Incorporation, there are 10,000,000 authorized preferred shares at a par value of $0.0001. In connection with the 2016 Private Placement, on July 26, 2016, the Company filed the Series A Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series A Preferred Shares. Pursuant to the Series A Certificate of Designation, the Company designated 1,600,000 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. In connection with the 2018 offering, on June 19, 2018, the Company filed the Series B Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Shares. Pursuant to the Series B Certificate of Designation, the Company designated 8,000 shares of the Company’s previously undesignated preferred stock as Series B Preferred Stock.

Series A

As of September 30, 2018, the Company had 1,467,858 shares of Series A Preferred Stock outstanding.

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

Liquidity Value and Dividends:

Pursuant to the Series A Certificate of Designation, the Series A Preferred Shares accrue dividends at a rate of 8.0% once per year on the anniversary date of the Initial Closing, payable and only payable to the holders of such Series A Preferred Shares in shares of common stock upon conversion. Dividends of approximately $1,174,000 have been accrued as paid-in-kind through September 30, 2018 and approximately $21,000 has been earned and converted into common stock at the election of the holders. The Series A Preferred Shares vote on an as converted basis with the Company’s common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Pursuant to the Series A Certificate of Designation, the liquidation value of a Series A Preferred Share is equal to the stated value of $5.00 per share (as adjusted for stock splits, stock dividends, combinations or other recapitalizations of the Series A Preferred Stock) plus any earned but unpaid dividends.

Royalty:

The Series A Preferred Shares include the right, as a group, to receive: (i) 4.5% of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, subject in all cases to a respective to a cap of $ 25 million per calendar year, and (ii) 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”), subject in all cases to a cap of $ 10 million per year. The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Shares. The royalty rights that are part of the Series A Preferred Shares will vest, in equal thirds, upon each of the July 29, 2017, July 29, 2018, and July 29, 2019, which are the first, second and third anniversary dates of the Initial Closing, (each a “Vesting Date”); provided however, if the Series A Preferred Shares automatically convert into common stock prior to the 36 month anniversary of the initial closing, then the royalty rights that are part of the outstanding Series A Preferred Shares shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Shares are purchased after the initial closing, the vesting periods for the royalty rights that are part of the Series A Preferred Shares shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the right to receive a royalty will follow the Series A Preferred Shares; after July 29, 2019, the royalty payment rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. The Company believes that such rights are not separable free-standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of the royalty rights in future periods. As of September 30, 2018, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

Classification:

These Series A Preferred Shares are classified within permanent equity on the Company’s condensed consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Series B

On June 19, 2018, the Company entered into a placement agency agreement with ThinkEquity, a Division of Fordham Financial Management, Inc., as placement agent , relating to the offering, issuance and sale of up to 8,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share with a stated value of $1,000 per share which are convertible into an aggregate of up to 16,000,000 shares of the Company’s common stock, par value $0.0001 per share at an initial conversion price of $0.50 per share of Common Stock and an additional up to 7,200,000 shares of Common Stock issuable upon payment of dividends under the Series B Preferred Stock . The offering closed on June 21, 2018 raising a gross amount of $8 million with a net raise of $7.1 million after deducting issuance costs. The placement agent received 7% commission on the gross proceeds, 1% of the gross proceeds to cover non- accountable expenses and 240,000 warrants fair valued at approximately $89,000, that are exercisable over a 5 year period at an exercise price of $0.75 per share “2018 Placement Agent Warrants”. As of September 30, 2018 there were 7,003 Series B Preferred Shares outstanding.

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

Liquidity Value and Dividends:

Dividends. Subject to the Beneficial Ownership Limitation described above, holders of the Series B Preferred will be entitled to receive dividends payable only to the holders of Series B preferred shares in common stock upon conversion as follows: (i) a number of shares of common stock equal to 10% of the shares of common stock underlying the Series B Preferred then held by such holder on the 12 month anniversary of the filing of the certificate of designation for the Series B Preferred with the Secretary of State of the State of Delaware (“COD Effective Date” which is June 19, 2018), (ii) a number of shares of common stock equal to 15% of the shares of common stock underlying the Series B Preferred then held by such holder on the 24-month anniversary of the COD Effective Date and (iii) a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred then held by such holder on the 36-month anniversary of the COD Effective Date. In the event a purchaser in this offering no longer holds Series B Preferred as of the 12-month anniversary, the 24-month anniversary or the 36-month anniversary, such purchaser will not be entitled to receive any dividends on such anniversary date.

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

Warrants

As of September 30, 2018, the Company had outstanding warrants to purchase an aggregate of 5,802,256 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share, which includes warrants to purchase an aggregate of 240,000 shares of “2018 Placement Agent Warrants”.

The Warrants, other than the 2018 Placement Agent Warrants, were exercisable immediately upon issuance and have a five-year term. The 2018 Placement Agent Warrants are exercisable on the 1-year anniversary of the issuance date, June 21, 2019, and have a five-year term. Once exercisable, the Warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. The exercise price and the number of warrant shares purchasable upon the exercise of the Investor Warrants (as opposed to Placement Agent Warrants) are subject to adjustment upon the occurrence of certain events, which include stock dividends, stock splits, combinations and reclassifications of the Company capital stock or similar “organic changes” to the equity structure of the Company (see Warrant table below). Accordingly, pursuant to ASC 815, the warrants are classified as equity.

The Company may call the Warrants, other than the Placement Agent Warrants, at any time the common stock trades above $5.00 (for warrants issued in 2013) or above $3.00 (for warrants issued in 2015) for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the Warrants, provided that the Warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the Investor Warrants for redemption, if it also calls all other Warrants for redemption on the terms described above. The Placement Agent Warrants do not have a redemption feature. The Placement Agent warrants may be exercised on a “cashless” basis. Such term is a contingent feature and within the control of the Company, therefore does not require liability classification.

A summary of equity warrants outstanding as of September 30, 2018 is presented below, all of which are fully vested. During the three months ended September 30, 2018, 395,575 of these warrants have expired.

Shares (in thousands)
Total Warrants Outstanding at December 31, 2016	40,255
Warrants tendered on January 13, 2017	(30,966)
Warrants exercised first quarter, 2017 outside of tender offer	(2,916)
Warrants exercised second quarter, 2017	(412)
Warrants exercised third quarter, 2017	-
Warrants exercised fourth quarter, 2017	(3)
Total Warrants Outstanding at December 31, 2017	5,958
Warrants exercised first and second quarters, 2018	-
Warrants issued second quarter, 2018	240
Warrants exercised third quarter, 2018	-
Warrants expired third quarter, 2018	(396)
Total Warrants Outstanding at September 30, 2018	5,802 *
*Weighted average of exercise price for outstanding warrants is $ 0.70

After the effect of certain cash and cashless exercises of warrants, the Company received net cash proceeds of approximately $12.7 million from the warrants tendered on January 13, 2017 and approximately $2.1 million for warrants exercised outside the tender offer, for a total of approximately $14.8 million of proceeds in the first quarter of 2017. No warrants were exercised in the first, second and third quarters of 2018.

NOTE H – Stock Based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. The Company currently has available approximately 4.9 million shares of common stock available for issuance under the plan.

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

The Company recognized stock-based compensation expense (options, and restricted share grants) in its condensed consolidated statements of operations as follows ($ and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and Development	$101	$280	$787	$785
General and Administrative	404	271	2,016	1,454
Total	$505	$551	$2,803	$2,239

	Reserved			Awards
	for	Awards		Available
	Issuance	Issued		for Grant
2013 Equity Compensation Plan	17,890	13,000	*	4,890

* includes both restricted stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2017 to September 30, 2018 (number of options in thousands):

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2017	11,433	$1.40
Granted	2,032	0.77
Forfeited	1,013	2.31
Cancelled	997	1.31
Outstanding at September 30, 2018	11,455	$1.21

As of September 30, 2018, the number of vested and exercisable shares underlying outstanding options was 8,531,493 at a weighted average exercise price of $1.18. The aggregate intrinsic value of in the-money options outstanding as of September 30, 2018 was approximately $1.5 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.92 on September 30, 2018, and the exercise price of options, multiplied by the number of options. As of September 30, 2018, there was approximately $2.6 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.27 years.

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

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Stock options issued to consultants are revalued quarterly until fully vested, with any change in fair value expensed. The following weighted-average assumptions were used to calculate share based compensation for the three months and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Volatility	105.85-109.95%	67.09%-70.70%	105.85-109.95%	67.09%-82.26%
Risk-free interest rate	2.84-3.00%	2.015%-2.75%	2.29-3.00%	1.89%-2.22%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

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

The Company accounts for forfeitures as they occur.

Detailed below is the restricted stock grant activity since the inception of the Company through September 30, 2018:

	Shares	Expense	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (years)
Unvested at December 31, 2017	-	-	-	-
Granted	713,266	$534,804	0.75
Vested	521,044	$413,704	0.79
Forfeited	-	$-	-
Unvested at September 30, 2018	192,222	$121,100	0.63	0.5

As of September 30, 2018, there was $121,100 of total unrecognized compensation cost related to non-vested restricted stock grants, which are expected to be recognized over a weighted-average period of 0.5 years.

NOTE I – PREPAID EXPENSES

Prepaid expenses, summarized by major category, consist of the following ($ in thousands) for the nine months ended September 30, 2018 and year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Insurance premium	$450	$296
Non-employee stock compensation	121	71
Vendor services/other	121	135
	$692	$502

NOTE J – COMMITMENTS

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June 2014 at a monthly rent of $12,723, increasing to approximately $14,200 per month toward the end of the term.

On December 15, 2016, the Company entered into a 10 year, 3-month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. The lease started on August 1, 2017, upon completion of construction. The monthly rent starts at approximately $43,000, increasing to approximately $64,000 in the final year.

The Company records rent expense on a straight-line basis. Rent expense for the nine months ended September 30, 2018 and 2017 was approximately $559,000 and $317,000, respectively.

Listed below is a summary of future minimum rental payments:

Year Ending December 31,
Lease
Commitments ($ in thousands)
Remainder of 2018	$174
2019	707
2020	732
2021	657
2022	610
Total future minimum lease payments	$2,880

The Company was obligated to provide a security deposit of $300,000 to obtain the office lease space. This deposit was reduced by $100,000 in 2016 and 2015 and reduced down to approximately $50,000 (including interest) in 2018 ($55,457 was collected in April of 2018). The balance of $50,000 is accounted for as a long term asset, since it is not recoverable until the end of the lease in 2021.

To obtain the laboratory and facility site, the Company was obligated to provide a security deposit of approximately $586,000. This security deposit can be reduced $100,000 on each of the first three anniversaries of the rent commencement date. On the fourth anniversary, it can be reduced another $86,000, with the balance over the remaining life of the lease. As of September 30, 2018, $200,000 of this deposit is classified as a current asset with the balance of the deposit classified as a long term asset.

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

In August 2018, the Company entered into a Finance Agreement in the amount of $399,683, to fund the premium payments for the Director and Officer Liability policy. The term of this agreement is ten months and ends May 2019. Monthly payments including interest at 2.4% are $40,409.

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

NOTE K – RELATED PARTY

Mr. Adam Stern, a director of the Company, has been Head of Private Equity Banking at Aegis Capital Corp. and CEO of SternAegis Ventures since 2012. The Company has contracted with Aegis Capital in all of its finance raises from 2013 through 2017. Each of these transactions have been disclosed in our previous 10K filings. A summary of these transactions are as follows:

●	Aegis Capital Corp. acted as the Placement Agent for the Company’s 2013 Private Placement which raised gross proceeds of $15 million. As the Placement Agent, Aegis Capital Corp. received an agent fee of $1.5 million and a non-accountable expense allowance of $450,000. In addition, the Placement Agent was issued 750,000 warrants at an exercise price of $2.00 per share and 1,500,000 warrants at an exercise price of $1.00 per share.

●	Aegis Capital Corp. acted as the Placement Agent for the Company’s 2015 Private Placement which raised gross proceeds of $10 million. The Placement Agent received a cash fee of $1 million and a non-accountable expense allowance of $300,000. The Placement agent was issued 2 million warrants to purchase shares at $ 0.50 per share and 2 million warrants to purchase shares at $0.75 a share.

●	Aegis Capital Corp. acted as the Placement Agent for the Company’s 2016 Series A Preferred Share private placement which raised gross proceeds of $8 million. The Placement Agent was paid a cash fee of $800,000 and non-accountable expenses of $240,000. In addition, 1,600,000 warrants were issued to the Placement Agent at an exercise price of $0.50 per share.

●	Aegis Capital Corp. was retained as our Warrant Agent for the Company’s 2017 Offer to Amend and Exercise warrants, which raised approximately gross proceeds of $13.5 million. The Warrant Agent received a fee of 5% of the cash exercise prices paid by the holders of the warrants, excluding placement agent warrants. In addition, Aegis capital was reimbursed for reasonable out-of-pocket expenses and attorney’s fees, including a $35,000 non-accountable expense allowance.

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

Our former CEO, as part of his separation agreement (disclosed in our 2017 10K filing), is eligible to receive 15 months of severance at his former salary. The total severance expense of $400,000 has been accounted for during the nine months ended September 30, 2018.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates, including MAT9001 and MAT2203;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates, which are still in an early development stage;

●	our reliance on proprietary LNC drug delivery technology platform, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

●	our dependence on third-parties, including third-parties to manufacture and third-party CROs (including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry;

●	our ability to adequately support growth; and

●	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Overview

We are a clinical-stage biopharmaceutical company currently focused on (i) the development of MAT9001 for abnormalities in blood lipids, referred to as dyslipidemia, and the treatment of cardiovascular and metabolic disease, and (ii) enabling the delivery of life-changing medicines using our unique and proprietary, lipid nano-crystal (“LNC”) platform technology, including development of MAT2203, our lead antifungal platform drug candidate.

Our lead cardiovascular product is MAT9001, a uniquely engineered, prescription-only omega-3 fatty acid medication comprising docosa-pentaenoic acid (DPA) and other omega-3 fatty acids. We have specifically designed MAT9001 with a goal of providing a differentiated pharmacotherapy for the treatment of dyslipidemia and cardiovascular disease. We submitted an Investigational New Drug application, or IND, to the Food and Drug Administration (FDA) for MAT9001 in October 2014 and a comparative PK/PD Phase 2-like study with 42 enrolled patients was completed in June 2015. The study showed that MAT9001 demonstrated superiority versus Vascepa® (icosapent ethyl) in reducing lipids, triglycerides, apolipoproteins and PCSK9 levels without an associated increase in LDL cholesterol. Following Amarin Corporation’s recent announcement of topline data from its REDUCE-IT outcomes study of Vascepa, we are evaluating potential development pathways for MAT9001 in order to capitalize on its potentially differentiated and best-in-class product profile. We expect to pursue an initial indication for the treatment of highly elevated triglycerides (greater than or equal to 500 mg/dL) or severe hypertriglyceridemia, and additional potential indications are being discussed with key opinion leaders and regulatory experts.

Our LNC delivery technology platform, licensed from Rutgers University on an exclusive worldwide basis, utilizes lipid nano-crystals which can encapsulate small molecules, nucleic acid polymers such as oligonucleotides, vaccines, peptides, proteins and other medicines potentially making them safer, more tolerable, less toxic and orally bioavailable. The ability of our LNC delivery technology to efficiently deliver drugs intracellularly results in the targeted and safe delivery of pharmaceuticals directly to the site of infection or inflammation as well as the potential to treat a variety of cell-based pathogens, diseases and conditions. We believe our LNC delivery technology provides us with a stable, safe, efficient and broadly applicable drug delivery platform, with particular utility in diseases and conditions in which the immune system plays a significant modulation role and where the immune system facilitates the active transport of our lipid crystal nano-particles throughout the body.

Currently, we focused on leveraging our delivery platform in developing MAT2203, a novel formulation of the potent antifungal drug amphotericin B within the anti-infective space and on identifying strategic partners whose drug candidates and molecules, in combination with our delivery technology, present the greatest value and innovation while addressing significant markets of unmet medical need, specifically in the gene therapy space.

We believe initially focusing our internal development on MAT2203 within the anti-infective market has distinct advantages for the development of products, including:

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

MAT2203 is being positioned for further development for the treatment and prevention of invasive fungal infections (IFIs). We further believe that pursuing strategic collaborations to broaden application of our LNC delivery technology into areas of innovative medicine, such as gene therapy, provides the most efficient and cost-effective strategy to increase the utilization of our platform.

We have incurred losses for each period from inception. For the nine months ended September 30, 2018 and 2017 our net loss was approximately $10.5 million and $11.9 million, respectively. As of September 30, 2018, our accumulated deficit was approximately $62.3 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities to develop, seek regulatory approval and commercialization of MAT2203, MAT9001, and MAT2501 and any other product candidates we choose to develop based upon our LNC delivery technology platform. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about the Company’s ability to continue as a going concern. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We generated Contract Research Revenue in the amount of approximately $120 thousand for the nine months ended September 30, 2018 versus $105 thousand in the same period of 2017. This revenue is directly related to our grant with the Cystic Fibrosis Foundation Therapeutics Inc. to study MAT2501, for the treatment of nontuberculous mycobacterium infection (NTM) in preclinical models. The contract will last into the fourth quarter of 2018 or the conclusion of the study.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our product candidates MAT9001, MAT2203 and MAT2051 as well as for the development of our LNC delivery technology and, which include:

●	the cost of conducting pre-clinical and clinical study work;

●	the cost of acquiring, developing and manufacturing pre-clinical and human clinical trial materials;

●	costs for consultants and contractors associated with Chemistry and Manufacturing Controls (CMC), pre-clinical and clinical activities and regulatory operations;

●	expenses incurred under agreements with contract research organizations, or CROs, including the National Institutes of Health (NIH), that conduct our pre-clinical or clinical trials; and

●	employee-related expenses, including salaries and stock-based compensation expense for those employees involved in the research and development process.

The table below summarizes our direct research and development expenses for our product candidates for the three and nine months ended September 30, 2018 and 2017. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, R&D employee costs (including stock option expenses), travel and medical education.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	($ in thousands)		($ in thousands)
Direct research and development expenses:
Manufacturing process development	$58	$56	$398	$218
Preclinical trails	249	261	856	603
Clinical development	6	467	441	2,642
Regulatory	19	53	111	181
Internal staffing, overhead and other	1,048	1,176	3,289	3,068
Total research and development	$1,380	$2,013	$5,095	$6,712

Manufacturing process development expenses increased in both period comparisons due to expenses related to the development of an enhanced dosage delivery form for MAT2203. Preclinical trials also increased over the nine-month period due to additional MAT2203 animal studies. The decline in clinical development was due to a major human study that ended in the prior year.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. However, there was a decline in overhead and regulatory expenses during the three month period due to employee terminations and reduction in clinical work, respectively. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2018, we are focused on enhancing our dosage formulation for MAT2203, starting new Phase II studies for MAT2203 and moving our delivery platform forward in development.

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

Results of Operations ($ in Thousands)

Comparison of Three Months Ended September 30, 2018 and 2017.

	2018	2017	Increase (Decrease)

Revenues	$-	45	(45)

Cost and expenses:
Research and development	$1,380	$2,013	$(633)
General and administrative	1,574	1,440	134
Total cost and expenses	$2,954	$3,453	$(499)

Comparison of Nine Months Ended September 30, 2018 and 2017.

			Increase
	2018	2017	(Decrease)

Revenues	$120	105	15

Cost and expenses:
Research and development	$5,095	$6,712	$(1,617)
General and administrative	5,504	5,265	239
Total cost and expenses	$10,599	$11,977	$(1,378)

Revenues: Revenue for the three months and nine months ended September 30, 2018 were approximately $0 and $120,000, respectively, compared to $45,000 and $105,000 for the prior periods. Revenue consists of revenue earned under the Cystic Fibrosis Foundation Therapeutics Inc. grant to study MAT2501, for the treatment of pre-clinical nontuberculous mycobacterium infection (NTM). The grant lasts into the fourth quarter of 2018 or the conclusion of the study.

Research and Development expenses: Research and Development expense for the three months and nine months ended September 30, 2018 decreased approximately $663,000 and $1,600,000 compared to the prior year periods. This decrease was primarily due to a decrease in spending on clinical studies for MAT2203. In the longer term, we expect research and development expenses to increase as we conduct additional clinical studies for our product candidates.

General and Administrative expenses: General and Administrative expenses for the three months and nine months ended September 30, 2018 increased approximately $134,000 and $239,000, respectively, and due to an increase in compensation and severance costs. General and administrative expenses are expected to increase for remainder of 2018 primarily due to expenses associated with being a public company on a national stock exchange and costs related to our compliance with the Sarbanes Oxley Act as we grow our operations in 2019.

Sources of Liquidity

We have funded our operations since inception through sales of our preferred stock, our common stock, common stock warrants and ATM sales. As of September 30, 2018, we have raised a total of approximately $58.9 million in gross proceeds and $52.3 million net, from sales of our equity securities.

As of September 30, 2018, we had cash and cash equivalents totaling $6.6 million.

On April 28, 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or “Cantor”, pursuant to which the Company may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million. Cantor Fitzgerald will be acting as sales agent and be paid a 3% commission on each sale. Through September 30, 2018, we raised approximately $1.9 million in net proceeds through sales of 2,112,110 shares of our common stock under our ATM. From October 1, 2018 through October 31, 2018, we raised approximately an additional $8.5 million in net proceeds through sales of 11,109,000 shares of common stock under our ATM.

As of October 31, 2018, we had cash and cash equivalents totaling $14.3 million.

As of September 30, 2018, we had an accumulated deficit of approximately $62.3 million, working capital of approximately $4.9 million and cash and cash equivalents totaling approximately $6.6 million.

2017 Warrant Tender

On January 13, 2017, we completed our tender offer to amend and exercise certain categories of existing warrants.

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

Series B Preferred Stock

On June 21, 2018, we completed a sale of 8,000 shares of Series B Preferred Stock, raising a gross amount of $ 8.0 million and a net amount of approximately $7.1 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Nine Months Ended
	September 30,
	2018	2017
Cash used in operating activities	$(7,702)	$(9,544)
Cash used in investing activities	(536)	(824)
Cash provided by financing activities	7,508	15,263
Net decrease in cash, cash equivalents and restricted cash	$(730)	$4,895

Operating Activities

We have incurred significant costs in the area of research and development, including clinical supply manufacturing, regulatory and clinical development costs and costs associated with being a public company. Net cash used in operating activities for the nine months ended September 30, 2018 was approximately $7.7 million, which includes a net loss of approximately $10.5 million, offset by non-cash expenses of approximately $3.0 million principally related to share based compensation expense of $2.8 million and depreciation and amortization of $0.1 million, and approximately $0.2 million of cash used in the change in net working capital items principally related to an decrease in accounts payable and accrued expenses of $0.5 million, partially offset by an increase in prepaid expenses of $0.3 million.

Net cash used in operating activities for the nine months ended September 30, 2017 was approximately $9.5 million, which includes a net loss of approximately $11.9 million, offset by non-cash expenses of approximately $2.4 million principally related to share based compensation expense of $2.2 million, and deferred rent of $0.1 million, and approximately $0.1 million of cash used in the change in net working capital items principally related to an decrease in accounts payable and accrued expenses of $0.1 million, partially offset by an increase in prepaid expenses of $0.05 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 of approximately $0.5 million and $0.8 million, respectively, was for equipment.

Financing Activities

Net cash provided by financing activities of $7.5 million for the nine months ended September 30, 2018 was primarily due to the Series B Preferred Share financing and sales of our common stock under our ATM partially offset by a reduction of payments of notes payables. Net cash provided by financing activities of $15.3 million for the nine months ended September 30, 2017 is primarily due to completion of our warrant tender over noted above.

Funding Requirements and Other Liquidity Matters

MAT9001, MAT2203, MAT2501 and our LNC delivery platform are still in development stages. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	Initiate and conduct preclinical and clinical studies of MAT9001, our lead cardiovascular and metabolic drug candidate;

●	Initiate and conduct a planned Phase 2 clinical trial of MAT2203, our lead LNC-technology based product candidate;

●	initiate and continue the research and development of our other product candidates and potential product candidates, including potential clinical trials of MAT2501;

●	seek to discover and develop additional product candidates using our LNC delivery technology platform;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure in the future to commercialize any products for which we may obtain regulatory approval;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company, particularly after we exit “emerging growth company” status.

As of September 30, 2018, we had cash and cash equivalents of approximately $6.6 million. From October 1, 2018 through November 9, 2018, we raised an additional approximately $8.5 million in net proceeds through sales under our ATM. We believe the cash and cash equivalents on hand are sufficient to fund planned operations into September 2019. We will need additional financing to fund our operating expenses and to initiate and conduct our intended clinical programs, file additional patent applications and enhance our intellectual property position for lead compounds, and prepare for submission of an NDA for MAT9001 and MAT2203 and conduct preclinical work in order to identify product candidates utilizing our cochleate delivery platform technology. We have entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald to provide us with the potential of raising additional capital. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

Until the time we can generate substantial product revenues from commercializing MAT9001, MAT2203 or any future product candidates, if ever, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and could increase our expenses and require that our assets secure such debt. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any product candidates under our development that we would otherwise prefer to develop and market ourselves.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

On September 5, 2018 our former Chief Financial Officer notified the Board of Directors of his retirement effective September 30, 2018. Our CEO, Mr. Jerome D. Jabbour, who has also served as the Chief Business Officer since October 2013 has taken the role of Chief Financial Officer concurrently to assume the role of overseeing the finance operation and financial reporting process. Mr. Jabbour possesses appropriate knowledge and experience, and the Company has taken additional steps to provide financial support by retaining a professional third-party consulting firm to assist Mr. Jabbour in preparing the financial statements under U.S. GAAP at the transition period when the former CFO left.

As of September 30, 2018, we evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that due to the material weakness discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the fourth quarter of fiscal 2017, we identified a material weakness in the design and operating effectiveness of our controls over the application of proper accounting guidance for the recognition of stock-based compensation for modified awards issued to consultants.

Although the material weakness did not result in a restatement, it is likely that the control deficiency could have potentially resulted in a material misstatement of the Company’s financial statement if not remediated timely. To remediate the material weakness we have initiated compensating controls in 2018 by engaging additional technical accounting resources to review the Board Compensation and have enhanced and revised the design of existing controls and procedures to ensure the proper application of accounting guidance for the recognition of stock-based compensation awards. We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in internal control over financial reporting.

Other than the remediating controls to address the material weakness discussed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely not to materially affect, our internal control over financial reporting.

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

MATINAS BIOPHARMA HOLDINGS, INC.

	BY:	/s/ Jerome D. Jabbour
Dated: November 9, 2018		Jerome D. Jabbour
Chief Executive Officer Interim Chief Financial Officer

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Interim Chief Financial Officer

**32.1	Section 1350 Certifications

*+10.1	Separation and General Release Agreement, dated June 18, 2018, between the Company and Dominick DiPaolo

*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensation plan, contract or arrangement.

