Form 10-Q
period 2019-03-31
Matinas BioPharma Holdings, Inc.
filed 2019-05-13
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	MTNB	NYSE American

As of May 9, 2019, there were 142,991,442 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended March 31, 2019

i

PART – I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

Unaudited

	March 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$39,412,546	$12,446,838
Restricted cash	100,000	100,000
Prepaid expenses	391,027	538,646
Total current assets	39,903,573	13,085,484

Non-current assets:
Leasehold improvements and equipment - net	1,522,413	2,042,893
Operating lease right-of-use assets	4,102,985	-
Finance lease right-of-use assets	203,371	-
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposit	486,000	461,000
Total non-current assets	10,668,634	6,857,758
Total assets	$50,572,207	$19,943,242

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$394,692	$295,652
Note payable	79,937	199,842
Accrued expenses	1,010,589	1,086,868
Stock dividends payable - current	1,174,286	1,174,286
Operating lease liabilities - current	374,998	-
Financing lease liabilities - current	81,425	83,245
Total current liabilities	3,115,927	2,839,893

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	4,020,089	-
Financing lease liabilities - net of current portion	89,240	107,656
Deferred rent liability	-	512,704
Total non-current liabilities	4,450,594	961,625
Total liabilities	7,566,521	3,801,518

Stockholders’ equity:
Series A Convertible preferred stock, stated value $5.00 per share, 1,600,000 shares authorized as of March 31, 2019 and December 31, 2018; 1,467,858 shares issued and outstanding as of March 31, 2019 and December 31, 2018 (liquidation preference - $8,513,576 at March 31, 2019)	5,583,686	5,583,686

Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of March 31, 2019 and December 31, 2018; 4,730 and 4,819 shares issued and outstanding as of March 31, 2019 and December 31, 2018; (liquidation preference - $4,370,000 at March 31, 2019)	4,119,043	4,196,547

Common stock par value $0.0001 per share, 250,000,000 shares authorized at March 31, 2019 and December 31, 2018; 142,991,442 and 113,287,670 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	14,299	11,329

Additional paid in capital	103,284,125	72,294,921
Accumulated deficit	(69,995,467)	(65,944,759)
Total stockholders’ equity	43,005,686	16,141,724
Total liabilities and stockholders’ equity	$50,572,207	$19,943,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

Unaudited

	Three Months Ended March 31,
	2019	2018
Revenue:
Contract research revenue	$-	$29,937
Costs and expenses:
Research and development	2,314,701	2,192,888
General and administrative	1,788,414	1,957,798

Total costs and expenses	4,103,115	4,150,686

Loss from operations	(4,103,115)	(4,120,749)
Other income, net	52,407	10,745

Net loss	$(4,050,708)	$(4,110,004)

Preferred stock series A accumulated dividends	(146,786)	(147,286)
Preferred stock series B accumulated dividends	(118,250)	-

Net loss attributable to common shareholders	$(4,315,744)	$(4,257,290)

Net loss available for common shareholders per share - basic and diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding - basic and diluted	117,366,673	93,542,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statement of Stockholders’ Equity

Unaudited

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	1,467,858	$5,583,686	4,819	$4,196,547	113,287,670	$11,329	$72,294,921	$(65,944,759)	$16,141,724
Stock-based compensation	-	-	-	-	-	-	687,737	-	687,737
Issuance of common stock as compensation for services	-	-	-	-	53,786	5	58,621	-	58,626
Issuance of common stock in exchange for preferred stock	-	-	(89)	(77,504)	178,000	18	77,486	-	-
Issuance of common stock in public offering, net of stock issuance costs ($2,250,878)	-	-	-	-	29,471,986	2,947	30,165,360	-	30,168,307
Net loss	-	-	-	-	-	-	-	(4,050,708)	(4,050,708)
Balance, March 31, 2019	1,467,858	$5,583,686	4,730	$4,119,043	142,991,442	$14,299	$103,284,125	$(69,995,467)	$43,005,686

Balance, December 31, 2017	1,502,858	$5,716,825	-	$-	93,371,129	$9,335	$56,230,347	$(51,274,542)	$10,681,965
Stock-based compensation	-	-	-	-	-	-	1,575,961	-	1,575,961
Issuance of common stock as compensation for services	-	-	-	-	286,433	29	273,659	-	273,688
Issuance of common stock in exchange for preferred stock	(30,000)	(114,119)	-	-	300,000	30	114,089	-	-
Stock dividends paid	-	-	-	-	24,000	2	11,998	-	12,000
Net loss	-	-	-	-	-	-	-	(4,110,004)	(4,110,004)
Balance, March 31, 2018	1,472,858	$5,602,706	-	$-	93,981,562	$9,396	$58,206,054	$(55,384,546)	$8,433,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,050,708)	$(4,110,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,867	47,138
Amortization of operating lease right-of-use assets	110,277	-
Amortization of finance lease right-of-use assets	36,395	-
Change in deferred rent	-	16,926
Stock based compensation expense	804,463	1,747,816
Changes in operating assets and liabilities:
Operating lease liabilities	(83,786)	-
Prepaid expenses	89,519	128,598
Accounts payable	99,040	(109,354)
Accrued expenses and other liabilities	(76,279)	(526,851)
Net cash used in operating activities	(3,023,212)	(2,805,731)

Cash flows from investing activities:
Purchases of leasehold improvements and equipment	(14,246)	(101,916)
Net cash used in investing activities	(14,246)	(101,916)

Cash flows from financing activities:
Net proceeds from public offering of common stock	30,168,307	-
Payments of capital lease liability- principal	(20,236)	(8,014)
Payments of note payable	(119,905)	(127,677)
Net cash provided by (used in) financing activities	30,028,166	(135,691)

Net increase in cash, cash equivalents and restricted cash	26,990,708	(3,043,338)
Cash, cash equivalents and restricted cash at beginning of period	13,007,838	7,997,937

Cash, cash equivalents and restricted cash at end of period	$39,998,546	$4,954,599

Supplemental non-cash financing and investing activities:
Right of use assets obtained in exchange for liabilities	$4,453,028	-
Preferred stock conversion into common stock - series A	$-	$150,000
Preferred stock conversion into common stock - series B	$77,504	$-
Stock dividends issued	$-	$12,000
Equipment acquired under capital lease	$-	$81,089
Unearned restricted stock grants	$-	$173,333

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2019, the Company had an accumulated deficit of approximately $70.0 million. The Company’s net loss for the three months ended March 31, 2019 was approximately $4.1 million.

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

To continue to fund operations, on March 19, 2019, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of $30 million and net proceeds of approximately $27.9 million. On March 28, 2019, additional shares were sold pursuant to an over-allotment option granted to the underwriters of the public offering, resulting in additional net proceeds to the Company of approximately $2.3 million (see Note 9).

As of March 31, 2019, the Company had cash and cash equivalents of approximately $39.4 million and restricted cash of $0.6 million. The Company believes the cash and cash equivalents on hand are sufficient to fund planned operations beyond May 2020.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Holdings and its wholly-owned operational subsidiaries, BioPharma, and Nanotechnologies. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of March 31, 2019, December 31, 2018, March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$39,413	$12,447	$4,263	$7,307

Restricted cash included in current/long term assets	586	561	692	692

Cash, cash equivalents and restricted cash in the statement of cash flows	$39,999	$13,008	$4,955	$7,998

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally at two major U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. At all times throughout the three months ended March 31, 2019, the Company’s cash balances exceeded the FDIC insurance limit. The Company has not experienced any losses in such accounts.

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

As defined in the authoritative guidance, a reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. In the quarter ended March 31, 2019, the Company assessed goodwill impairment by performing a qualitative test for its reporting unit. During the qualitative reviews, the Company considered its cash position and its ability to obtain additional financing in the near term to meet its operational and strategic goals and substantiate the value of its business. Based on the results of the Company’s assessment, it was determined that it is more-likely-than-not that the fair value of the reporting units is greater than their carrying amounts. There was no impairment of goodwill during the quarters ended March 31, 2019 and 2018.

The Company reviews other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. The Company’s indefinite-lived intangible assets are IPR&D intangible assets. The Company used the qualitative test and concluded that it was more-likely-than-not that all indefinite-lived assets were not impaired and therefore, there were no impairments during the three months ended March 31, 2019 and March 31, 2018, respectively.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) established ASC Topic 842, “Leases”, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to now recognize operating leases on the balance sheet and disclose key information about leasing arrangements. ASC Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required.

The Company adopted the new standard on January 1, 2019 using the modified retrospective transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and accounting policies elections related to this standard:

●	Short-term lease accounting policy election allowing lessees to not recognize ROU assets and liabilities for leases with a term of 12 months or less;
●	The option to not separate lease and non-lease components in the Company’s lease contracts; and
●	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing the capitalization of initial direct costs for any existing leases.

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $4.2 million and $4.5 million, respectively, on the consolidated balance sheet as of January 1, 2019. In addition, the company reclassified $0.2 million from leasehold improvements & equipment to finance lease right-of-use assets in connection with the adoption of ASC Topic 842. The Company’s accounting for finance leases remained substantially unchanged. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 6, Leases.

Preferred stock dividends

Pursuant to the Certificate of Designations, the shares of Series A Preferred Stock earn dividends at a rate of 8.0% once per year on the first, second and third anniversary of the Initial Closing, which was July 29, 2016, payable to the holders of such Series A Preferred Stock in shares of common stock upon conversion. In addition, and subject to provisions detailed more fully in Footnote 9, the shares of Series B Preferred Stock earn dividends at rates of 10%, 15% and 20% once per year on the first, second and third anniversary, respectively, of the filing of the certificate of designation, which was June 19, 2018, for the Series B Preferred Stock with the Secretary of State of the State of Delaware. The dividends are payable to holders of such Series B Preferred Stock in shares of common stock upon conversion. Dividends do not require declaration by the Board of Directors and are accrued annually as of the date the dividend is earned in an amount equal to the applicable rate of the stated value.

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

The Company adopted the provisions of Accounting Standard Codification 740-10 and has analyzed its filing positions in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of March 31, 2019.

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

Basic and diluted net loss per common share

Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants and conversion of preferred stock, would have an anti-dilutive effect. The following schedule details the number of shares issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation as the inclusion would be anti-dilutive for the three months ended March 31, 2019 and 2018:

	As of March 31,
	(in thousands)
	2019	2018
Stock options	16,572	11,614
Preferred Stock and accrued dividend upon conversion	26,487	14,729
Warrants	5,799	5,958
Total	48,858	32,301

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU 2014-09 has been adopted. The Company adopted the guidance on January 1, 2019. The adoption did not have a material impact on our consolidated financial statements.

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

On January 1, 2019, the Company adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The Company has updated its Consolidated Financial Statements to include a reconciliation of the beginning balance to the ending balance of stockholders’ equity for each period for which a statement of comprehensive income is filed.

Note 4 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following ($ in thousands) as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Lab equipment	$1,059	$1,054
Equipment under capital lease	-	272
Leasehold improvements	878	1,156
Total	1,937	2,482
Less: accumulated depreciation and amortization	415	439
Leasehold improvements and equipment, net	$1,522	$2,043

Depreciation and amortization expense was approximately $47,867 and $47,138 for each of the three months ended March 31, 2019 and 2018.

Note 5 – Accrued Expenses

Accrued Expenses, summarized by major category, consist of the following ($ in thousands) as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Payroll and incentives	$262	$632
General and administrative expenses	363	190
Research and development expenses	384	233
Other	2	32
Total	$1,011	$1,087

Note 6 – Leases

The Company has various lease agreements with terms up to 10 years, including leases of office space, a laboratory and manufacturing facility, and various equipment. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s finance leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 8.1 years, with a weighted-average discount rate of 8.37%.

The Company incurred lease expense for its operating leases of $203,428 and $186,320 for quarters ended March 31, 2019 and 2018, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of March 31, 2019:

Maturity of Operating Lease Liabilities
2019	$544,293
2020	752,886
2021	684,642
2022	644,642
2023	676,719
Thereafter	$2,914,007
Total undiscounted operating lease payments	$6,217,189
Less: Imputed interest	1,822,102
Present value of operating lease liabilities	$4,395,087

The Company’s weighted-average remaining lease term relating to its finance leases is 2.5 years, with a weighted-average discount rate of 7.6%.

The following table presents information about the amount and timing of liabilities arising from the Company’s finance leases as of March 31, 2019.

Maturity of Finance Lease Liabilities
2019	$69,772
2020	59,596
2021	34,094
2022	18,900
2023	1,692
Total undiscounted finance lease payments	$184,054
Less: Imputed interest	13,389
Present value of finance lease liabilities	$170,665

The Company incurred interest expense on its finance leases of $3,357 and $2,676 for the quarters ended March 31, 2019 and 2018, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $36,395 and $4,053 for the quarters ended March 31, 2019 and 2018, respectively.

Note 7 – Commitments

Research and development agreements

The Company has financial obligations resulting from Cooperative Research and Development Agreements (“CRADA”s) entered into with the with the National Institute of Allergy and Infectious Diseases (“NIH”) as follows:

●	On October 29, 2015, the Company agreed to provide funds in the amount of $132,405 per year under a CRADA to support NIH investigators to acquire technical, statistical and administrative support for research activities as well as to pay for supplies and travel expenses. The initial term of the CRADA was three years. The CRADA was amended and renewed on September 17, 2018, for an additional year without creating an additional funding commitment. On November 7, 2018, a second amendment was executed which created an additional funding commitment of $150,000, half of which was paid upon execution of the amendment. The balance is payable in May 2019.

●	On February 19, 2016, the Company agreed to provide funds in the amount of $200,000 per year under a CRADA to support NIH investigators in the conduct of clinical research to investigate the safety, efficacy, and pharmacokinetics of encochleated drug products in patients with fungal, bacterial, or viral infections. The initial term of the CRADA was three years. On April 16, 2019, the Company renewed the CRADA for an additional three years with an annual funding commitment of $200,000.

●	On April 2, 2019, the Company agreed to provide funds in the amount of $157,405 per year under a CRADA to support NIH investigators in the conduct of clinical research to investigate the safety, efficacy, and pharmacokinetics of encochleated drug products in patients with fungal, bacterial, or viral infections. The term of the CRADA is three years.

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

Note 8 – Related Parties

Aegis Capital Corp. and Mr. Adam Stern

Mr. Adam Stern, a director of the Company, has been Head of Private Equity Banking at Aegis Capital Corp. and CEO of SternAegis Ventures since 2012. The Company previously engaged with Aegis Capital for its finance raises between 2013 through 2018. For the quarters ended March 31, 2019 and 2018, no related party transactions were entered into.

Note 9 – Stockholders’ Equity

Common Stock

On March 19, 2019, the Company closed an underwritten public offering of its common stock. This offering was made pursuant to an underwriting agreement between the Company and BTIG, LLC. The offering resulted in the sale of 27,272,727 shares to the public at a price of $1.10 per share. The Company generated gross proceeds of $30.5 million. Net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses are approximately $27.9 million. In addition, the Company granted the underwriters a 30-day option (the “option”) to purchase up to an additional 4,090,909 shares of common stock subject to the same terms and conditions. On March 28, 2019, an additional 2,199,259 shares were sold pursuant to the option at a price of $1.10 per share, resulting in net proceeds to the Company of approximately $2.3 million.

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

Series A Preferred Stock

As of March 31, 2019, the Company had 1,467,858 shares of Series A Preferred Stock outstanding.

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

Liquidity Value and Dividends:

Pursuant to the Certificate of Designations, the Series A Preferred Stock accrue dividends at a rate of 8.0% once per year on the anniversary date of the Initial Closing, payable to the holders of such Series A Preferred Stock in shares of common stock upon conversion. Dividends of approximately $1.2 million have been accrued as paid-in-kind through March 31, 2019, with $0.6 being accumulated in each of 2018 and 2017. The holders of Series A Preferred Stock vote on an as converted basis with the Company’s common stock holders. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series A Preferred Stock are entitled to (i) first receive distributions out of Company assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock holders.

Royalty:

The Series A Preferred Stock includes the right, as a group, to receive: (i) 4.5% of the net sales of MAT2203 and MAT2501, in each case from and after the date, respectively, such candidate has received FDA or EMA approval, and (ii) 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”). The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Stock. The royalty rights that are part of the Series A Preferred Stock will vest, in equal thirds, upon each of the July 29, 2017, July 29, 2018, and July 29, 2019, which are the first, second and third anniversary dates of the Initial Closing, (each a “Vesting Date”); provided however, if the Series A Preferred Stock automatically converts into common stock prior to the 36 month anniversary of the initial closing, then the royalty rights that are part of the outstanding Series A Preferred Stock shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Stock is purchased after the initial closing, the vesting periods for the royalty rights that are part of the Series A Preferred Stock shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the right to receive a royalty will follow the Series A Preferred Stock; after July 29, 2019 the royalty payment rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. The Company believes that such rights are not separable free-standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of the royalty rights in future periods. As of March 31, 2019, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

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

As of March 31, 2019, there were 4,730 shares of Series B Preferred Stock outstanding.

Conversion:

Optional Conversion. Subject to the Beneficial Ownership Limitation, each share of Series B Preferred Stock will be convertible into shares of common stock at any time at the option of the holder at an initial conversion price of $0.50 per share subject to adjustment for reverse splits, stock combinations and similar changes as provided in the certificate of designation. Based on the current conversion price and number of shares outstanding, the Series B Preferred Stock is convertible into 9,460,000 shares of common stock. Dividends will not accrue and will not be paid following optional conversion. During the quarter ended March 31, 2019, 89 shares of Series B preferred stock were converted into shares of common stock. No shares were converted during the quarter ended March 31, 2018.

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

Beneficial Ownership Limitation. The Company may not affect any optional or automatic conversion of the Series B Preferred Stock, or issue shares of common stock as dividends and a holder does not have the right to convert any portion of the Series B Preferred Stock to the extent that, after giving effect to such conversion such holder would beneficially own in excess of the Beneficial Ownership Limitation, or such holder, together with such holder’s affiliates, and any persons acting as a group together with such holder or affiliates, would beneficially own in excess of the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of Series B Preferred Stock held by the applicable holder. A holder may, prior to issuance of the Series B Preferred Stock or, with 61 days prior notice to us, elect to increase or decrease the Beneficial Ownership Limitation; provided, however, that in no event may the Beneficial Ownership Limitation exceed 9.99%.

Liquidity Value and Dividends:

Dividends. Subject to the Beneficial Ownership Limitation described above, holders of the Series B Preferred Stock will be entitled to receive dividends payable only to the holders of Series B Preferred Stock in common stock upon conversion as follows: (i) a number of shares of common stock equal to 10% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on the 12 month anniversary of the COD Effective Date, (ii) a number of shares of common stock equal to 15% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on the 24-month anniversary of the COD Effective Date and (iii) a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on the 36-month anniversary of the COD Effective Date. In the event a purchaser in this offering no longer holds Series B Preferred Stock as of the 12-month anniversary, the 24-month anniversary or the 36-month anniversary, such purchaser will not be entitled to receive any dividends on such anniversary date. Dividends of approximately $0.3 were accumulated in 2018.

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

Warrants

As of March 31, 2019, the Company had outstanding warrants to purchase an aggregate of 5,799,429 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share.

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

The Company may call the warrants, other than the Placement Agent Warrants, at any time the common stock trades above $3.00 (for 20 million warrants issued in 2015) for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the warrants, provided that the warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the Investor Warrants for redemption, if it also calls all other warrants for redemption on the terms described above. The Placement Agent Warrants do not have a redemption feature. The Placement Agent Warrants may be exercised on a “cashless” basis. Such term is a contingent feature and within the control of the Company, therefore does not require liability classification.

A summary of warrants outstanding as of March 31, 2019 is presented below, all of which are fully vested:

	Shares (in thousands)
Outstanding at December 31, 2017	5,958	**
Issued	240
Exercised	-
Tendered	-
Expired	(399)
Outstanding at December 31, 2018	5,799	*
Issued	-
Exercised	-
Tendered	-
Expired	-
Outstanding at March 31, 2019	5,799	*

* Weighted average exercise price for outstanding warrants is $0.61.

** Weighted average exercise price for outstanding warrants is $0.70.

Note 10 – Stock-based Compensation

In August 2013, the Company adopted the 2013 Equity Compensation Plan (the “Plan”), which provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Board Committee. The Board Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three years. The term of the options is no longer than ten years. As of March 31, 2019, the Company had 22,421,644 shares of common stock authorized for issuance under the plan.

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

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Research and Development	$299	$573
General and Administrative	505	1,175
Total	$804	$1,748

The following table contains information about the Company’s stock plan at March 31, 2019:

	Awards Reserved for Issuance		Awards Issued		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	22,421	*	18,684	**	3,737

*	Increased by 4,532 thousand on January 1, 2019, representing 4% of the total number of shares of commons stock outstanding on December 31, 2018.
**	Includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2018 to March 31, 2019 (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2018	13,457	$1.13	6.2
Granted	3,220	$1.05
Exercised	-
Forfeited	(71)	$1.31
Cancelled	-
Expired	(34)	$2.33
Outstanding at March 31, 2019	16,572	$1.11	6.7

As of March 31, 2019, the number of vested shares underlying outstanding options was 10,193,884 at a weighted average exercise price of $1.16. The aggregate intrinsic value of in-the-money options outstanding as of March 31, 2019 was $3.4 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $1.09 on March 29, 2019, which was the last trading day of the reporting period, and the exercise price of options, multiplied by the number of options. As of March 31, 2019, there was approximately $5.0 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.8 years.

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

During the three months ending March 31, 2019 and 2018, the Company granted restricted stock awards for 53,786 and 286,433 shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded as general and administrative expense $117 thousand and $172 thousand in the condensed consolidated statement of operations for the three months ended March 31, 2019 and 2018, respectively.

The Company recognizes compensation expense for stock option awards and restricted stock awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of awards granted subject to a consulting agreement, whereby the award vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Upon adoption of ASU No. 2018-07 on January 1, 2019, stock options issued to consultants are recorded at fair value on the date of grant and the award is recognized as an expense on a straight-line basis over the requisite service period. The following weighted-average assumptions were used to calculate share-based compensation:

	For the Three Months ended March 31,
	2019	2018
Volatility	110.85% - 111.34%	105.85% - 107.95%
Risk-free interest rate	2.46% - 2.65%	2.29% - 2.71%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

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

Note 11 – Subsequent Events

On April 2, 2019, the Company agreed to provide funds in the amount of $157,405 per year under a Cooperative Research and Development Agreement (“ CRADA”) to support the National Institute of Allergy and Infectious Diseases investigators in the conduct of clinical research to investigate the safety, efficacy, and pharmacokinetics of encochleated drug products in patients with fungal, bacterial, or viral infections. The term of the CRADA is three years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates, including MAT9001 and MAT2203;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates, which are still in an early development stage;

●	our reliance on proprietary LNC drug delivery technology platform, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

●	our dependence on third-parties, including third-parties to manufacture and third-party CROs (including, without limitation, the National Institutes of Health (NIH) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry;

●	our ability to adequately support growth; and

●	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

We have incurred losses for each period from inception. Our net loss was approximately $4.1 million for each of the three months ended March 31, 2019 and 2018. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We did not generate any revenue during the three months ended March 31, 2019. During the three months ended March 31, 2018 we generated approximately $30 thousand in contract research revenues, resulting from a grant with the Cystic Fibroses Foundation. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The Company has adopted ASC 606 as of January 1, 2018. For the year ended December 31, 2018, there were no changes to our opening balances upon the adoption of ASC 606 and the amounts which would have been reported under the standards in effect prior to adoption.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended March 31, 2019 and 2018. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock option expenses), travel and medical education.

	Three Months Ended March 31,
	(in thousands)
	2019	2018
Direct research and development expenses:
Manufacturing process development	$78	$47
Preclinical trials	267	452
Clinical development	499	379
Regulatory	57	81
Internal staffing, overhead and other	1,414	1,234
Total research & development	$2,315	$2,193

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

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in our 2018 Annual Report on Form 10-K. We believe the following accounting procedures to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

Indefinite-lived intangible assets are not subject to periodic amortization. Rather, indefinite-lived intangibles are reviewed for impairment by applying a fair value-based test on an annual basis or more frequently if events or circumstances indicate impairment may have occurred. Events or circumstances that may require an interim impairment assessment are consistent with those described below. We perform our annual impairment test in December of each year.

Research and Development Expenses

Research and development expenses are charged to operations as they are incurred.

Leases

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02 and its related amendments, which changed our accounting for leases. As a result of this change, we recognized right-of-use assets and lease liabilities on the consolidated balance sheet for all leases with a term longer than 12 months and classified them as either operating or finance leases. The right-of-use assets and lease liabilities have been measured by the present value of remaining lease payments over the lease term using our incremental borrowing rates or implicit rates, when readily determinable. See Note 1 and Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for additional details related to our adoption of the new lease accounting standard.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Prior to January 1, 2019, stock options issued to consultants were revalued quarterly until fully vested, with any change in fair value expensed. Upon adoption of ASU No. 2018-07 on January 1, 2019, stock options issued to consultants are recorded at fair value on the date of grant and the award is recognized as an expense on a straight-line basis over the requisite service period. For awards subject to performance conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the three months ended March 31, 2019 and 2018 and to re-measure stock options issued to consultants:

	For the Three Months ended March 31,
	2019	2018
Volatility	110.85% - 111.34%	105.85% - 107.95%
Risk-free interest rate	2.46% - 2.65%	2.29% - 2.71%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

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

Stock-based compensation expense associated with stock options and restricted stock granted to employees and non-employees was approximately $0.8 million and $1.7 million for three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had approximately $5.0 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.8 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

The closing price of our stock (on the date of a grant) is used as an input in the measurement of stock-based compensation.

The 2013 Equity Compensation Plan, as amended, or the Plan, is the only active plan pursuant to which options to acquire common stock or restricted stock awards can be granted and are currently outstanding. As of March 31, 2019, there were 3.7 million shares of our common stock available for issuance under the Plan.

As of March 31, 2019, we had outstanding options to purchase an aggregate of approximately 16.6 million shares of our common stock with a weighted average exercise price of $1.11. Of those outstanding options, approximately 10.2 million were vested at a weighted average exercise price of $1.16 per share. The computation of the aggregate intrinsic value is based upon the difference between the original exercise price of the options and our estimate of the deemed fair value of our common stock at March 29, 2019, the last trading day or the reporting period. The total intrinsic value of options outstanding and vested at March 31, 2019 was approximately $3.4 million.

Basic and Diluted Net Loss Per Share of Common Stock

We compute basic net loss per share of common stock by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects stock options. We compute diluted net loss per share of common stock by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects stock options outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share of common stock for the three months ended March 31, 2019 and 2018.

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

Results of Operations

Three Months Ended March 31, 2019 and 2018

The following table summarizes our revenues and operating expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	($ in thousands)
	2019	2018
Revenues	$-	$30

Expenses:
Research and development	$2,315	$2,193
General and administrative	1,788	1,958
Operating Expenses	$4,103	$4,151

Revenues. We did not generate any revenue during the three months ended March 31, 2019. During the three months ended March 31, 2018 we generated approximately $30 thousand in contract research revenues, resulting from a grant with the Cystic Fibroses Foundation.

Research and Development expenses. Research and Development (R&D) expense for the three months ended March 31, 2019 was approximately $2.3 million, representing an increase of approximately $0.1 million over the prior year period. R&D expenses increased primarily due to higher clinical development and overhead costs more than offsetting a decrease in preclinical trial costs.

General and Administrative expenses. General and administrative expense for the three months ended March 31, 2019 was approximately $1.8 million, representing a decrease of approximately $0.2 million the over prior year period. The decrease in general and administrative expense was primarily due to lower compensation expense.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of March 31, 2019, we have raised a total of approximately $100.1 million in gross proceeds and $90.9 million, net, from sales of our equity securities.

As of March 31, 2019, we had cash and cash equivalents totaling $39.4 million.

2019 Common Stock Offering

On March 19, 2019, the Company closed an underwritten public offering of its common stock. The offering resulted in the sale of 27,272,727 shares to the public at a price of $1.10 per share. The Company generated net proceeds of approximately $27.9 million. The Company granted the underwriters a 30-day option (the “option”) to purchase up to an additional 4,090,909 shares of common stock subject to the same terms and conditions. On March 28, 2019, an additional 2,199,259 shares were sold pursuant to the option at a price of $1.10 per share, resulting in net proceeds to the Company of approximately $2.3 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Three Months Ended March 31
	($ in thousands)
	2019	2018
Cash used in operating activities	$(3,023)	$(2,806)
Cash used in investing activities	(14)	(102)
Cash provided by financing activities	30,028	(135)
Net increase in cash and cash equivalents and restricted cash	$26,991	$(3,043)

Operating Activities

We have incurred significant costs in the area of research and development, including clinical, manufacturing, analytical, regulatory and other development costs. In addition, general and administrative expenses are incurred related to being a public company, personnel costs in the Finance and Executive area, as well as costs associated with legal, accounting and investor relation services. Net cash used in operating activities was approximately $3.0 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively. We expect that there will be a significant increase in cash used in operations during 2019 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $0.0 million and $0.1 million of cash was used in investing activities for the three months ended March 31, 2019 and 2018, respectively. The investments were primarily related our laboratory facility, which we will continue to invest in during 2019.

Financing Activities

Net cash provided by financing activities was $30.0 million for the three months ended March 31, 2019. The cash provided by financing activities was primarily due to the public offering of common stock.

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

Contractual Obligations and Commitments

There have been material changes from the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2018 as a result of our adoption of Accounting Standards Update No. 2016-02 and its related amendments, which changed our accounting for leases. See Note 1 and Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for additional details related to our adoption of the new lease accounting standard.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of March 31, 2019, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that because remediation of the material weaknesses in our internal control over financial reporting described in our 2018 Form 10-K has not been completed as described below, our disclosure controls and procedures were not effective at March 31, 2019.

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

As previously disclosed in our 2018 Form 10-K, an evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria related to internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on this evaluation, management determined that because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2018.

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

The material weaknesses identified above could result in a misstatement to the aforementioned account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The Company believes the material weakness continues to exist because the Company’s remediation effort is ongoing.

Changes in Internal Control Over Financial Reporting:

Except for changes being implemented by the Company to address the material weakness identified below, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely not to materially affect, our internal control over financial reporting.

Remediation Plan:

During 2019, Management has initiated a remediation plan to address the control deficiencies that led to the material weaknesses. The remediation plan includes, but is not limited to:

●	The enhancement of our financial reporting and operating policies and procedures, including design and implementation of additional controls over the initiation, processing and recording of transactions to ensure such transactions are complete, accurate and recorded in a timely manner.
●	Hiring and training existing personnel on the application of accounting principles and adherence to newly adopted policies, procedures and controls.
●	The Company has retained the services of outside consultants, with relevant accounting experience, skills and knowledge in U.S. GAAP, working under the supervision and direction of the Company’s management, to supplement the Company’s accounting personnel.

PART – II OTHER INFORMATION

Item 1. LEGAL PROCEEDSINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: May 13, 2019	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: May 13, 2019	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Chief Financial Officer

**32.1	Section 1350 Certifications

*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensation plan, contract or arrangement.

