Form 10-Q
period 2019-06-30
Matinas BioPharma Holdings, Inc.
filed 2019-08-13
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38022

MATINAS BIOPHARMA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 46-3011414
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 28, 2019 was approximately $111.8 million.

As of August 9, 2019, there were 162,407,290 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended June 30, 2019

i

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$36,830,924	$12,446,838
Restricted cash	100,000	100,000
Prepaid expenses	494,647	538,646
Total current assets	37,425,571	13,085,484

Non-current assets:
Leasehold improvements and equipment - net	1,791,273	2,042,893
Operating lease right-of-use assets - net	3,990,941	-
Finance lease right-of-use assets - net	166,977	-
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposit	486,000	461,000
Total non-current assets	10,789,056	6,857,758
Total assets	$48,214,627	$19,943,242

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$548,128	$295,652
Note payable	-	199,842
Accrued expenses	1,274,963	1,086,868
Stock dividends payable	1,174,286	1,174,286
Operating lease liabilities - current	390,750	-
Financing lease liabilities - current	75,655	83,245
Total current liabilities	3,463,782	2,839,893

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,918,540	-
Financing lease liabilities - net of current portion	72,950	107,656
Deferred rent liability	-	512,704
Total non-current liabilities	4,332,755	961,625
Total liabilities	7,796,537	3,801,518

Stockholders’ equity:
Series A Convertible preferred stock, stated value $5.00 per share, 1,600,000 shares authorized as of June 30, 2019 and December 31, 2018; 1,467,858 shares issued and outstanding as of June 30, 2019 and December 31, 2018 (liquidation preference - $8,513,576 at June 30, 2019)	5,583,686	5,583,686

Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of June 30, 2019 and December 31, 2018; 4,630 and 4,819 shares issued and outstanding as of June 30, 2019 and December 31, 2018; (liquidation preference - $4,630,000 at June 30, 2019)	4,031,959	4,196,547

Common stock par value $0.0001 per share, 250,000,000 shares authorized at June 30, 2019 and December 31, 2018; 144,205,850 and 113,287,670 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	14,420	11,329

Additional paid in capital	104,601,220	72,294,921
Accumulated deficit	(73,813,195)	(65,944,759)
Total stockholders’ equity	40,418,090	16,141,724
Total liabilities and stockholders’ equity	$48,214,627	$19,943,242

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Contract research revenue	$89,812	$89,813	$89,812	$119,750
Costs and expenses:
Research and development	2,828,776	1,522,695	5,143,477	3,715,584
General and administrative	1,781,717	1,972,048	3,570,131	3,929,847

Total costs and expenses	4,610,493	3,494,743	8,713,608	7,645,431

Loss from operations	(4,520,681)	(3,404,930)	(8,623,796)	(7,525,681)
Sale of New Jersey net operating loss	1,007,082	-	1,007,082	-
Other income/(expense), net	168,872	(6,101)	221,279	4,644

Net loss	$(3,344,727)	$(3,411,031)	$(7,395,435)	$(7,521,037)

Preferred stock series A accumulated dividends	(146,786)	(146,786)	(293,572)	(294,072)
Preferred stock series B accumulated dividends	(115,750)	(21,849)	(234,000)	(21,849)

Net loss attributable to common shareholders	$(3,607,263)	$(3,579,666)	$(7,923,007)	$(7,836,958)

Net loss available for common shareholders per share - basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.08)

Weighted average common shares outstanding - basic and diluted	143,104,941	94,034,837	130,306,907	93,787,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Unaudited

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	1,467,858	$5,583,686	4,819	$4,196,547	113,287,670	$11,329	$72,294,921	$(65,944,759)	$16,141,724
Stock-based compensation	-	-	-	-	-	-	1,451,242	-	1,451,242
Issuance of common stock as compensation for services	-	-	-	-	122,194	12	117,240	-	117,252
Issuance of common stock in exchange for preferred shares B	-	-	(189)	(164,588)	378,000	38	164,550	-	-
Issuance of common stock in public offering, net of stock issuance costs ($2,315,878)	-	-	-	-	29,471,986	2,947	30,100,360	-	30,103,307
Stock dividend	-	-	-	-	946,000	94	472,907	(473,001)	-
Net loss	-	-	-	-	-	-	-	(7,395,435)	(7,395,435)
Balance, June 30, 2019	1,467,858	$5,583,686	4,630	$4,031,959	144,205,850	$14,420	$104,601,220	$(73,813,195)	$40,418,090

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2019	1,467,858	$5,583,686	4,730	$4,119,043	142,991,442	$14,299	$103,284,125	$(69,995,467)	$43,005,686
Stock-based compensation	-	-	-	-	-	-	763,505	-	763,505
Issuance of common stock as compensation for services	-	-	-	-	68,408	7	58,619	-	58,626
Issuance of common stock in exchange for preferred shares B	-	-	(100)	(87,084)	200,000	20	87,064	-	-
Stock issuance costs	-	-	-	-	-	-	(65,000)	-	(65,000)
Stock dividend	-	-	-	-	946,000	94	472,907	(473,001)	-
Net loss	-	-	-	-	-	-		(3,344,727)	(3,344,727)
Balance, June 30, 2019	1,467,858	$5,583,686	4,630	$4,031,959	144,205,850	$14,420	$104,601,220	$(73,813,195)	$40,418,090

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	1,502,858	$5,716,825	-	$-	93,371,129	$9,335	$56,230,347	$(51,274,542)	$10,681,965
Stock-based compensation	-	-	-	-	-	-	1,956,202	-	1,956,202
Issuance of common stock as compensation for services	-	-	-	-	437,789	45	339,332	-	339,377
Issuance of common stock in exchange for preferred shares A	(35,000)	(133,139)	-	-	350,000	35	133,104	-	-
Issuance of common stock in exchange for preferred shares B	-	-	(25)	(21,771)	50,000	5	21,766	-	-
Stock Dividends	-	-	-	-	28,000	3	13,997	-	14,000
Issuance of Preferred Series B net of issuance costs ($943,750)	-	-	8,000	6,966,668	-	-	-	-	6,966,668
Issuance of warrants to placement agent	-	-	-	-	-	-	89,582	-	89,582
Net loss	-	-	-	-	-	-	-	(7,521,037)	(7,521,037)
Balance, June 30, 2018	1,467,858	$5,583,686	7,975	$6,944,897	94,236,918	$9,423	$58,784,330	$(58,795,579)	$12,526,757

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2018	1,472,858	$5,602,706	-	$-	93,981,562	$9,396	$58,206,054	$(55,384,546)	$8,433,610
Stock-based compensation	-	-	-	-	-	-	380,241	-	380,241
Issuance of common stock as compensation for services	-	-	-	-	151,356	16	65,673	-	65,689
Issuance of common stock in exchange for preferred shares A	(5,000)	(19,020)	-	-	50,000	5	19,015	-	-
Issuance of common stock in exchange for preferred shares B	-	-	(25)	(21,771)	50,000	5	21,766		-
Stock dividends	-	-	-	-	4,000	1	1,999	-	2,000
Issuance of Preferred Series B net of issuance costs ($943,750)	-	-	8,000	6,966,668	-	-	-	-	6,966,668
Issuance of warrants to placement agent	-	-	-	-		-	89,582	-	89,582
Net loss	-	-	-	-	-	-	-	(3,411,033)	(3,411,033)
Balance, June 30, 2018	1,467,858	$5,583,686	7,975	$6,944,897	94,236,918	$9,423	$58,784,330	$(58,795,579)	$12,526,757

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,395,435)	$(7,521,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,936	100,079
Amortization of operating lease right-of-use assets	222,320	-
Amortization of finance lease right-of-use assets	72,789	-
Change in deferred rent	-	33,607
Stock-based compensation expense	1,626,594	2,297,744
Changes in operating assets and liabilities:
Operating lease liabilities	(169,583)	-
Prepaid expenses	(14,101)	250,113
Accounts receivable - other assets	-	(89,813)
Accounts payable	252,476	(85,479)
Accrued expenses and other liabilities	188,095	(49,485)
Net cash used in operating activities	(5,119,909)	(5,064,271)

Cash flows from investing activities:
Purchases of leasehold improvements and equipment	(332,174)	(260,606)
Net cash used in investing activities	(332,174)	(260,606)

Cash flows from financing activities:
Net proceeds from issuance of Series B convertible preferred stock	-	7,056,250
Net proceeds from public offering of common stock	30,103,307	-
Payments of capital lease liability - principal	(42,296)	(20,046)
Payments of note payable	(199,842)	(170,236)
Net cash provided by financing activities	29,861,169	6,865,968

Net increase in cash, cash equivalents and restricted cash	24,409,086	1,541,091
Cash, cash equivalents and restricted cash at beginning of period	13,007,838	7,997,937

Cash, cash equivalents and restricted cash at end of period	$37,416,924	$9,539,028

Supplemental non-cash financing and investing activities:
Right-of-use assets obtained exchanged for liabilities	$4,453,028	$-
Preferred stock conversion into common stock - series A	$-	$133,139
Preferred stock conversion into common stock - series B	$164,588	$21,771
Stock dividends issued	$473,001	$14,000
Warrant issued to placement agent	$-	$89,581
Equipment acquired under capital lease	$-	$81,070
Unearned restricted stock grants	$-	$69,333

The accompanying notes are an integral part of these condensed consolidated financial statements

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Note 1 - Description of Business

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

Note 2 - Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2019, the Company had an accumulated deficit of approximately $73.8 million. The Company’s net loss for the six months ended June 30, 2019 was approximately $7.4 million.

The Company has been engaged in developing its lipid nano-crystal (“LNC”) platform delivery technology and a pipeline of product candidates, including MAT-9001, since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from product sales and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

Assuming the Company obtains regulatory approval from the U.S. Food & Drug Administration (“FDA”) or from the European Medicines Agency (“EMA”) for one or more of its product candidates, which the Company does not expect to receive until 2023 at the earliest, the Company expects that its expenses will continue to increase if and when it commercially launches a product. The Company also expects that its research and development expenses will continue to increase as it moves forward with additional clinical studies for its current product candidates and development of additional product candidates. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will increase.

To continue to fund operations, on March 19, 2019, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of $30.0 million and net proceeds of approximately $27.8 million. On March 28, 2019, additional shares of common stock were sold pursuant to an over-allotment option granted to the underwriters of the public offering, resulting in additional net proceeds to the Company of approximately $2.3 million (see Note 9).

As of June 30, 2019, the Company had cash and cash equivalents of approximately $36.8 million and restricted cash of approximately $0.6 million. The Company believes the cash and cash equivalents on hand are sufficient to fund planned operations through 2020.

Note 3 - Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Holdings and its wholly owned subsidiaries, BioPharma, and Nanotechnologies. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Significant items subject to such estimates and assumptions include, but are not limited to, the assessment of the impairment of goodwill and intangible assets, level 3 fair value measurement of financial instruments, the determination of stock-based compensation, contingent consideration and assets and liabilities acquired in a business combination.

Cash and cash equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents include cash on hand, bank demand deposits and overnight sweep accounts used in the Company’s cash management program.

Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of June 30, 2019, December 31, 2018, June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$36,831	$12,447	$8,903	$7,307
Restricted cash included in current/long term assets	586	561	636	691
Cash, cash equivalents and restricted cash in the statement of cash flows	$37,417	$13,008	$9,539	$7,998

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Balances are maintained at U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. The Company has not experienced any credit losses associated with its balances in such accounts.

Leasehold improvements and equipment

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Capitalized costs associated with leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease.

Goodwill and other intangible assets

Goodwill is recorded when consideration paid for an acquired entity exceeds the fair value of the net assets acquired. Goodwill is not amortized but rather is assessed for impairment at least annually on a reporting unit basis, or more frequently when events and circumstances indicate the goodwill may be impaired. U.S. GAAP provides that we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine this is the case, we perform further analysis to identify and measure the amount of goodwill impairment loss to be recognized, if any.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

A reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. During the three months ended June 30, 2019, the Company assessed goodwill impairment by performing a qualitative test for its reporting unit. As part of the qualitative review, the Company considered its cash position and its ability to obtain additional financing in the near term to meet its operational and strategic goals and substantiate the value of its business. Based on the results of the Company’s assessment, it was determined that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount. There were no impairments of goodwill during the six months ended June 30, 2019 and 2018.

Indefinite lived intangible assets are composed of in-process research and development (“IPR&D”) and represent projects acquired in a business combination that have not reached technological feasibility or that lack regulatory approval at the time of acquisition. These IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative approach for testing indefinite-lived intangible assets for impairment. The Company used the qualitative approach and concluded that it was more-likely-than-not that its indefinite-lived assets were not impaired during the six months ended June 30, 2019 and 2018.

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

Preferred stock dividends

Pursuant to the Certificate of Designation, shares of Series A Preferred Stock earn dividends at a rate of 8.0% once per year on the first, second and third anniversary of the Initial Closing, which was July 29, 2016, payable to the holders of such Series A Preferred Stock in the form of shares of the Company’s common stock upon conversion. In addition, and subject to provisions detailed more fully in Footnote 9, shares of Series B Preferred Stock earn dividends at rates of 10%, 15% and 20% once per year on the first, second and third anniversary, respectively, of the filing of the Certificate of Designation for the Series B Preferred Stock with the Secretary of State of the State of Delaware, which was June 19, 2018. Dividends are payable to holders of the Series B Preferred Stock in the form of shares of the Company’s common stock. Preferred stock dividends do not require declaration by the Board of Directors and are accrued annually as of the date the dividend is earned in an amount equal to the applicable rate of the stated value.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Business combination

The Company accounts for business combinations using the acquisition method of accounting which requires the recognition of tangible and identifiable intangible assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The Company allocates any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. Transaction costs are expensed as incurred and reported in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Beneficial conversion feature of convertible preferred stock

The Company accounts for the beneficial conversion feature on its convertible preferred stock in accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature (“BCF”) of convertible preferred stock is normally characterized as the convertible portion or feature that provides a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of convertible preferred stock when issued. BCFs that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

Sale of net operating losses (NOLs)

The Company recognized approximately $1.0 million and $0 for the three and six months ended June 30, 2019 and 2018, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program.

Income taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by a tax authority and based upon the technical merits of the tax position. The tax benefit recognized in the consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. An unrecognized tax benefit, or a portion thereof, is presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company classifies interest and penalties related to uncertain income tax positions in income tax expense in the consolidated statement of operations. The Company did not recognize any income tax related interest or penalties during the six months ended June 30, 2019 and 2018, nor has the company recognized any liabilities for uncertain tax positions in its consolidated financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

The Company is subject to examination by the Internal Revenue Service of its federal income tax returns and by state tax authorities for state jurisdictions. Since the Company incurred net operating losses in every tax year since inception, all income tax returns are subject to examination and adjustments for at least three years following the year in which the tax attributes generated in those years are utilized.

Fair value measurements

The Company uses the fair value hierarchy to measure the value of its financial instruments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below:

●	Level 1 - Quoted prices for identical assets or liabilities in active markets.
●	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.
●	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable.

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

The following table provides the number of shares of common stock issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation as the inclusion would be anti-dilutive for the three and six months ended June 30, 2019 and 2018:

	As of June 30, (in thousands)
	2019	2018
Stock options	16,625	12,133
Convertible preferred stock and accrued dividends upon conversion	26,287	30,628
Warrants	5,799	6,198
Total	48,711	48,959

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Revenue recognition

The Company’s revenues consist of a research grant to provide research and development services to the Cystic Fibrosis Foundation (“CFF”). The grant contract has a single performance obligation that is recognized over time as the services are performed. There are no contract assets or liabilities associated with this grant. As this contract is currently the Company’s only contract with a customer, disaggregation of revenue is not required.

Research and development, legal fees and other direct costs

Research and development costs are charged to expenses as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendment simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We are required to apply the amendments for the annual or any interim goodwill impairment tests in fiscal years beginning on January 1, 2020. We have evaluated this standard and believe it will not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The Company adopted the guidance on January 1, 2019. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Note 4 – Leasehold Improvements and Equipment

Leasehold improvements and equipment consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Lab equipment	$1,377	$1,054
Equipment under capital lease	-	272
Leasehold improvements	878	1,156
Total	2,255	2,482
Less: accumulated depreciation and amortization	464	439
Leasehold improvements and equipment, net	$1,791	$2,043

Depreciation and amortization expense was approximately $97 thousand and $100 thousand for the six months ended June 30, 2019 and 2018, respectively.

Note 5 – Accrued Expenses

Accrued Expenses consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Payroll and incentives	$209	$632
General and administrative expenses	261	190
Research and development expenses	803	233
Other	2	32
Total	$1,275	$1,087

Note 6 - Leases

The Company has various lease agreements with terms up to 10 years, including leases of office space, a laboratory and manufacturing facility, and various equipment. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating and finance leases are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s finance leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 7.9 years, with a weighted-average discount rate of 8.4%.

The Company incurred lease expense for its operating leases of approximately $203 thousand and $407 thousand for the three and six months ended June 30, 2019, respectively, and $186 thousand and $373 thousand for the three and six months ended June 30, 2018, respectively.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of June 30, 2019:

Maturity of Operating Lease Liabilities
2019	$367
2020	753
2021	684
2022	645
2023	677
Thereafter	$2,914
Total undiscounted operating lease payments	$6,040
Less: Imputed interest	1,731
Present value of operating lease liabilities	$4,309

The Company’s weighted-average remaining lease term relating to its finance leases is 2.4 years, with a weighted-average discount rate of 7.7%.

The following table presents information about the amount and timing of liabilities arising from the Company’s finance leases as of June 30, 2019.

Maturity of Finance Lease Liabilities
2019	$44
2020	60
2021	34
2022	19
2023	2
Total undiscounted finance lease payments	$159
Less: Imputed interest	10
Present value of finance lease liabilities	$149

The Company incurred interest expense on its finance leases of approximately $3 thousand and $7 thousand for the three and six months ended June 30, 2019, respectively, and  $4 thousand and $6 thousand for the three and six months ended June 30, 2018, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $36 thousand and $73 thousand for the three and six months ended June 30, 2019, respectively, and $5 thousand and $9 thousand for the three and six months ended June 30, 2018, respectively.

Note 7 - Commitments

Research and development agreements

The Company has financial obligations resulting from Cooperative Research and Development Agreements (“CRADAs”) entered into with the with the National Institute of Allergy and Infectious Diseases (“NIH”) as follows:

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

In addition, in the course of normal business operations, the Company enters into agreements with contract service providers to assist in the performance of research & development and manufacturing activities. Expenditures to these third parties represent significant costs in clinical development and may require upfront payments and long-term commitments of cash. Subject to required notice periods and obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Royalty payment rights

On September 12, 2016 the Company conducted a final closing of a private placement offering to accredited investors of shares of the Company’s Series A Preferred Stock. As part of this offer, the investors received royalty payment rights if and when the Company generates sales of its MAT2203 or MAT2501 product candidates. Pursuant to the terms of the Series A Certificate of Designation, the Company may be required to pay royalties of up to $35 million per year. If and when the Company obtains FDA or EMA approval of MAT2203 and/or MAT2501, which the Company does not expect to occur before 2020, if ever, and/or if the Company generates sales of such products, or the Company receives any proceeds from the licensing or other disposition of MAT2203 or MAT2501, the Company is required to pay to the holders of the Series A Preferred Stock, subject to certain vesting requirements, in the aggregate, a royalty (the “Royalty Payment Rights”) equal to (i) 4.5% of Net Sales (as defined in the Series A Certificate of Designation), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Series A Certificate of Designation), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

License agreement

Through the acquisition of Aquarius, the Company acquired a license from Rutgers University, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) for the LNC platform delivery technology. The Amended and Restated Exclusive License Agreement provides for, among other things, the payment of (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement.

Note 8 – Related Parties

Aegis Capital Corp. and Mr. Adam Stern

Mr. Adam Stern, a director of the Company, has been Head of Private Equity Banking at Aegis Capital Corp. (“Aegis”) and CEO of SternAegis Ventures since 2012. Aegis acted as a selected dealer for our public offering of Series B Preferred Stock in June 2018, which raised gross proceeds of $8 million. In connection with the offering the Company agreed to issue placement agent warrants to purchase that number of shares of common stock equal to 1.5% of the aggregate number of shares of common stock underlying the shares of Series B Preferred Stock sold in the offering (not including any shares payable pursuant to the contemplated dividend thereunder). A total of 240,000 warrants were issued, of which Adam Stern and Aegis were collectively issued 81,080.

No related party transactions were entered into during the three and six months ended June 30, 2019. Except as disclosed above regarding Aegis and Mr. Adam Stern, no other related party transactions were entered into during the three and six months ended June 30, 2018.

Note 9 – Stockholders’ Equity

Common Stock

On March 19, 2019, the Company closed an underwritten public offering of its common stock. This offering was made pursuant to an underwriting agreement between the Company and BTIG, LLC. The offering resulted in the sale of 27,272,727 shares to the public at a price of $1.10 per share. The Company generated gross proceeds of $30.0 million. Net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses are approximately $27.8 million. In addition, the Company granted the underwriters a 30-day option (the “option”) to purchase up to an additional 4,090,909 shares of common stock subject to the same terms and conditions. On March 28, 2019, an additional 2,199,259 shares were sold pursuant to the option at a price of $1.10 per share, resulting in net proceeds to the Company of approximately $2.3 million.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Preferred Stock

In accordance with the Certificate of Incorporation, the Company is authorized to issue 10,000,000 preferred shares at a par value of $0.001. In connection with a private placement of Series A Preferred Stock, on July 26, 2016, the Company filed the Series A Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series A Preferred Stock. Pursuant to the Series A Certificate of Designation, the Company designated 1,600,000 shares of the Company’s previously undesignated preferred shares as Series A Preferred Stock. In connection with a public offering of Series B Preferred Stock, on June 19, 2018, the Company filed the Series B Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 8,000 shares of the Company’s previously undesignated preferred shares as Series B Preferred Stock.

Series A Preferred Stock

As of June 30, 2019, the Company had 1,467,858 shares of Series A Preferred Stock outstanding, all of which were converted into shares of common stock pursuant to the Series A Certificate of Designation on July 29, 2019.

Conversion:

Prior to the automatic conversion of the Series A Preferred Stock on July 29, 2019, each share of Series A Preferred Stock is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $5.00 per share (the “Stated Value”), divided by the Conversion Price in effect at the time of the conversion (the initial conversion price is $0.50, subject to adjustment in the event of stock splits, stock dividends, and a “fundamental transaction” as defined below). Based on the current conversion price and number of shares outstanding, the Series A Preferred Stock is convertible into 14,678,580 shares of common stock. A “fundamental transaction” means: (i) a merger or consolidation of the Company with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, or (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property. Each share of Series A Preferred Stock will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series A Preferred Stock; provided however that in the event the Company elects to force automatic conversion pursuant to this clause (i), the conversion date for purposes of calculating the accrued dividend (as defined below) is deemed to be July 29, 2019, (ii) July 29, 2019, (iii) the approval of the Company’s MAT2203 product candidate by the FDA or the EMA (the “Regulatory Approval”) or (iv) the Regulatory Approval of the Company’s MAT2501 product candidate.

Beneficial Conversion Feature – Series A Preferred Stock (deemed dividend):

Prior to the automatic conversion of the Series A Preferred Stock on July 29, 2019, each share of Series A Preferred Stock is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $0.50 per share.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series A Preferred Stock at issuance was less than the fair value of the common stock which the preferred shares are convertible into. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series A Preferred Stock was approximately $4.4 million.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Liquidity Value and Dividends:

Pursuant to the Certificate of Designation, the Series A Preferred Stock accrue dividends at a rate of 8.0% once per year on the first three anniversaries of July 29, 2016, payable to the holders of such Series A Preferred Stock in shares of common stock upon conversion. Dividends of approximately $1.2 million, representing 2,348,572 shares of common stock, have been accrued as paid-in-kind through June 30, 2019, with $0.6 million accrued in each of 2018 and 2017. The holders of Series A Preferred Stock vote on an as converted basis with the Company’s common stockholders. Upon any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, holders of Series A Preferred Stock are entitled to (i) first receive distributions out of Company assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock holders.

Royalty:

The Series A Preferred Stock includes the right, as a group, to receive: (i) a royalty of 4.5% of the net sales of the Company’s MAT2203 and MAT2501 product candidates, in each case from and after the date, respectively, such product candidate has received FDA or EMA approval, and (ii) a royalty of 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”). The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Stock. The royalty rights that are part of the Series A Preferred Stock vest in equal thirds, on July 29, 2017, July 29, 2018, and July 29, 2019 (each a “Vesting Date”); provided however, if the Series A Preferred Stock automatically converts into common stock prior to the 36 month anniversary of the initial closing, then the Royalty Payment Rights that are part of the outstanding Series A Preferred Stock shall be deemed to be fully vested as of the date of conversion. Even if the Series A Preferred Stock is purchased after the initial closing, the vesting periods for the Royalty Payment Rights shall still be based on the Vesting Dates. During the first 36 months following the initial closing, the Royalty Payment Rights will follow the Series A Preferred Stock; after July 29, 2019 the Royalty Payment Rights may be transferred separately from the Series A Preferred Stock subject to available exemption from registration under applicable securities laws. These rights were not separable free-standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of Royalty Payment Rights in future periods. As of June 30, 2019, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

Series B Preferred Stock

On June 19, 2018, the Company entered into a placement agency agreement with ThinkEquity, a Division of Fordham Financial Management, Inc., as placement agent, relating to the offering, issuance and sale of up to 8,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share with a stated value of $1,000 per share which are convertible into an aggregate of up to 16,000,000 shares of the Company’s common stock at an initial conversion price of $0.50 per share. The offering also included up to an additional 7,200,000 shares of common stock issuable upon payment of dividends under the Series B Preferred Stock. The offering closed on June 21, 2018 raising a gross amount of $8 million with net proceeds of $7.1 million after deducting issuance costs. The placement agent received 7% commission on the gross proceeds, 1% of the gross proceeds to cover non-accountable expenses and 240,000 warrants fair valued at approximately $89,000 treated as a reduction to gross proceeds, that are exercisable over a 5-year period at an exercise price of $0.75 per share.

As of June 30, 2019, there were 4,630 shares of Series B Preferred Stock outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Conversion:

Optional Conversion. Subject to the Beneficial Ownership Limitation (defined below), each share of Series B Preferred Stock will be convertible into shares of the Company’s common stock at any time at the option of the holder at an initial conversion price of $0.50 per share subject to adjustment for reverse splits, stock combinations and similar changes as provided in the Certificate of Designation. Based on the current conversion price and number of shares outstanding, the Series B Preferred Stock is convertible into 9,260,000 shares of common stock. Dividends will not accrue and will not be paid following optional conversion. During the six months ended June 30, 2019 and 2018, 189 and 25 shares, respectively, of Series B preferred stock were converted into shares of common stock.

Automatic Conversion. Subject to the Beneficial Ownership Limitation described below, each share of Series B Preferred Stock shall automatically convert into 2,000 shares of the Company’s common stock at an initial conversion price of $0.50 per share upon the earlier of (i) the first FDA approval of one of our product candidates, (ii) the 36-month anniversary of the of the filing of the Certificate of Designation for the Series B Preferred Stock with the Secretary of State of Delaware (the “COD Effective Date” which is June 19, 2018) or (iii) the consent to conversion by holders of at least 50.1% of the outstanding shares of Series B Preferred Stock. In the event the Series B Preferred Stock automatically converts into common stock prior to the 36 month anniversary of the COD Effective Date, the holder on the date of such conversion shall also be entitled to receive those dividends which would have been payable after the conversion date, as if the shares of Series B Preferred Stock had remained unconverted and outstanding through the 36 month anniversary of the COD Effective Date. Such dividend amount shall be payable as set forth above in shares of common stock upon such automatic conversion.

Beneficial Conversion Feature. The Optional and Automatic conversion features do not contain a BCF as the effective conversion price for the Series B Preferred Stock at issuance was equal to the fair value of the common stock into which the preferred shares are convertible into.

Beneficial Ownership Limitation. The Company may not affect any optional or automatic conversion of the Series B Preferred Stock, or issue shares of common stock as dividends and a holder does not have the right to convert any portion of the Series B Preferred Stock to the extent that, after giving effect to such conversion such holder would beneficially own in excess of the Beneficial Ownership Limitation, or such holder, together with such holder’s affiliates, and any persons acting as a group together with such holder or affiliates, would beneficially own in excess of the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” is 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of Series B Preferred Stock held by the applicable holder. A holder may, prior to issuance of the Series B Preferred Stock or, with 61 days prior notice to us, elect to increase or decrease the Beneficial Ownership Limitation; provided, however, that in no event may the Beneficial Ownership Limitation exceed 9.99%.

Liquidity Value and Dividends:

Dividends. Subject to the Beneficial Ownership Limitation described above, holders of the Series B Preferred Stock are entitled to receive dividends payable in the Company’s common stock as follows: (i) a number of shares of common stock equal to 10% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on the 12 month anniversary of the COD Effective Date, (ii) a number of shares of common stock equal to 15% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on the 24-month anniversary of the COD Effective Date and (iii) a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on the 36-month anniversary of the COD Effective Date. In the event a purchaser in this offering no longer holds Series B Preferred Stock as of the 12-month anniversary, the 24-month anniversary or the 36-month anniversary, such purchaser will not be entitled to receive any dividends on such anniversary date. Based on an accounting of the holders of record of Series B Preferred Stock on June 19, 2019, the Company paid the 12-month anniversary dividend payment of 10%, totaling 946,000 shares of common stock.

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

Pursuant to its Certificate of Designation, the liquidation value of a share of Series B Preferred Stock is equal to the stated value of $1,000 per share (as adjusted for stock splits, stock dividends, combinations or other recapitalizations of the Series A Preferred Stock) plus any earned but unpaid dividends

Warrants

The Company has issued two types of warrants: (i) investor warrants and (ii) placement agent warrants. All warrants are exercisable immediately upon issuance and have a five-year term. The warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration. No fractional shares will be issued upon the exercise of the warrants. The exercise price and the number of shares purchasable upon the exercise of the investor warrants are subject to adjustment upon the occurrence of certain events, which include stock dividends, stock splits, combinations and reclassifications of the Company’s capital stock or other similar changes to the equity structure of the Company.

For 20 million investor warrants issued in 2015, the Company may call the warrants at any time the common stock trades above $3.00 for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the warrants, provided that the warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the investor warrants for redemption, if it also calls all other warrants for redemption on the terms described above.

The placement agent warrants do not have a redemption feature. They may be exercised on a cashless basis at the Company’s option.

The investor warrants and placement agent warrants are classified as equity instruments.

As of June 30, 2019, the Company had outstanding warrants to purchase an aggregate of 5,799,429 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. A summary of warrants outstanding as of June 30, 2019 is presented below, all of which are fully vested:

	Shares (in thousands)
Outstanding at December 31, 2017	5,958	**
Issued	240
Exercised	-
Tendered	-
Expired	(399)
Outstanding at December 31, 2018	5,799	*
Issued	-
Exercised	-
Tendered	-
Expired	-
Outstanding at June 30, 2019	5,799	*

* Weighted average exercise price for outstanding warrants is $0.61.

** Weighted average exercise price for outstanding warrants is $0.70.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Note 10 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three or four years. The term of the options is no longer than ten years. As of June 30, 2019, the Company had 22,421,644 shares of common stock authorized for issuance under the Plan.

With the approval of the Board of Directors and a majority of shareholders, effective May 8, 2014, the Plan was amended and restated. The amendment provides for an automatic increase in the number of shares of common stock available for issuance under the Plan each January (with Board approval), commencing January 1, 2015 in an amount up to four percent (4%) of the total number of shares of common stock outstanding on the preceding December 31st.

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and Development	$350	$113	$649	$686
General and Administrative	472	437	977	1,612
Total	$822	$550	$1,626	$2,298

The following table contains information about the Company’s stock plan at June 30, 2019:

	Awards Reserved for Issuance		Awards Issued		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	22,422	*	18,806	**	3,616

*	Increased by 4,532 thousand on January 1, 2019, representing 4% of the total number of shares of common stock outstanding on December 31, 2018.
**	Includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2018 to June 30, 2019 (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2018	13,457	$1.13	6.2
Granted	3,295	$1.05
Exercised
Forfeited	(71)	$1.31
Cancelled
Expired	(56)	$2.32
Outstanding at June 30, 2019	16,625	$1.11	6.5

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

As of June 30, 2019, the number of vested shares underlying outstanding options was 10,869,582 at a weighted average exercise price of $1.16. The aggregate intrinsic value of in-the-money options outstanding as of June 30, 2019 was $1.5 million. As of June 30, 2019, there was approximately $4.3 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.8 years.

All outstanding options expire ten years from date of grant. Options granted to employees prior to 2018 vest in equal monthly installments over three years. Beginning in 2018, options granted to employees vest over four years, with 25% of the shares vesting on the first annual anniversary of grant and the remaining shares vesting in 36 equal monthly installments over the following 3 years. A portion of options granted to consultants vests over four years, with the remaining vesting being based upon the achievement of certain performance milestones, which are tied to either financing or drug development initiatives.

During the six months ended June 30, 2019 and 2018, the Company granted restricted stock awards for 122,194 and 437,789 shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $175 thousand and $342 thousand in the condensed consolidated statement of operations for the six months ended June 30, 2019 and 2018, respectively.

The Company recognizes compensation expense for stock option awards and restricted stock awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of awards granted subject to a vendor’s consulting agreement, whereby the award vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Beginning January 1, 2019, stock options issued to consultants are recorded at fair value on the date of grant and the award is recognized as an expense on a straight-line basis over the requisite service period. The following weighted-average assumptions were used to calculate share-based compensation for the comparative periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Volatility	108.78%	105.85-108.46%	108.78-111.34%	105.85-108.46%
Risk-free interest rate	1.90%	2.77-2.89%	1.90-2.65%	2.29-2.89%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Accordingly, the Company has elected to use the “simplified method” described in Staff Accounting Bulletin (SAB) 107 to estimate the expected term of its stock-based awards.

The expected stock price volatility assumption is based the Company’s historical stock price volatility.

Note 11 - Subsequent Events

On July 29, 2019, the Company effected a mandatory conversion of all then outstanding shares of Series A Preferred Stock in accordance with terms of the underlying Certificate of Designation. The conversion resulted in the issuance of 14,678,580 shares of the Company’s common stock. In addition, the Company issued 3,522,860 shares of common stock as payment-in-kind for dividends that were accrued to shareholders of Series A Preferred Stock.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates, including MAT9001 and MAT2203;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates, which are still in an early development stage;

●	our reliance on the proprietary LNC drug delivery technology platform, which is licensed to us by Rutgers University;

●	our ability to manufacture batches of our product candidates in accordance with the standards of Good Manufacturing Practices, which are required for pre-clinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens;

●	our dependence on third parties, including manufactures and contract research organizations (“CROs”) (including, without limitation, the NIH) to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry;

●	our ability to adequately support growth; and

●	the factors listed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward- looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith, and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

We have incurred losses for each period from our inception. For the six months ended June 30, 2019 and 2018, our net loss was approximately $7.4 million and $7.5 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the six months ended June 30, 2019 and 2018, we generated contract research revenue of approximately $90 thousand and $120 thousand, respectively, resulting from a grant with the Cystic Fibroses Foundation. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2018 which did not result in any changes to the opening balances in our consolidated financial statements or amounts reported in the comparative period consolidated financial statements.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidates and advancement of our LNC delivery technology platform, which include:

●	the cost of conducting pre-clinical work;

●	the cost of acquiring, developing and manufacturing pre-clinical and human clinical trial materials;

●	costs for consultants and contractors associated with Chemistry and Manufacturing Controls (CMC), pre-clinical and clinical activities and regulatory operations;

●	expenses incurred under agreements with contract research organizations, or CROs, including the NIH, that conduct our pre-clinical or clinical trials; and

●	employee-related expenses, including salaries and stock-based compensation expense for those employees involved in the research and development process.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and six months ended June 30, 2019 and 2018. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Direct research and development expenses:
Manufacturing process development	$31	$293	$109	$340
Preclinical trials	310	154	577	606
Clinical development	834	56	1,333	435
Regulatory	76	11	133	92
Internal staffing, overhead and other	1,578	1,009	2,992	2,243
Total research and development	$2,829	$1,523	$5,144	$3,716

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2019, we are focused on advancing our lead product candidate, MAT9001 into clinical development toward an initial indication for the treatment of severe hypertriglyceridemia, expanding application of our LNC delivery platform through collaborations with third parties, and driving MAT2203 to efficacy data in the treatment of cryptococcal meningitis.

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

Sale of New Jersey Net Operating Loss

Income obtained from selling unused not operating losses (“NOLs”) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.0 million for the three and six months ended June 30, 2019. We did not recognize any income from the sale of NOLs during the three and six months ended June 30, 2018.

Other Income/(Expense), net

Other income/(expense), net is largely comprised of interest income (expense) and franchise taxes.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in our 2018 Annual Report on Form 10-K. We believe the following accounting procedures to be most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses, particularly for product development costs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments as necessary. Examples of estimated accrued research and development expenses include:

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

Identifiable Intangible Assets

Identifiable intangible assets, composed of in-process research and development (“IPR&D”), are measured at fair values and are not amortized until commercialization of the underlying product candidate. Once commercialization occurs, these intangible assets will be amortized over their estimated useful lives. The fair values assigned to our intangible assets are based upon reasonable estimates and assumptions given available facts and circumstances. Unanticipated events or circumstances may occur that may require us to review the assets for impairment. Events or circumstances that may require an impairment assessment include negative clinical trial results, material delays in our development program or sustained decline in our market capitalization.

Indefinite-lived intangible assets are not subject to periodic amortization. Rather, indefinite-lived intangibles are reviewed for impairment on an annual basis or more frequently if events or circumstances indicate impairment may have occurred. We perform our annual impairment test in December of each year.

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

Stock-Based Compensation

Option Grants

We account for all share-based compensation payments issued to employees, directors, and non-employees using an option pricing model for estimating fair value. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant. We recognize compensation expense for the portion of the award that is ultimately expected to vest on a straight-line basis over the period during which the recipient renders the required services. The Company accounts for forfeitures of all share-based awards as they occur.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

We apply the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make subjective assumptions.

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. As a publicly held company, we utilized our historical data to estimate expected stock price volatility.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment , to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a vendor consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Prior to January 1, 2019, stock options issued to consultants were revalued quarterly until fully vested, with any change in fair value expensed. Upon adoption of ASU No. 2018-07 on January 1, 2019, stock options issued to consultants are recorded at fair value on the date of grant and the award is recognized as an expense on a straight-line basis over the requisite service period. For awards subject to performance conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the three and six months ended June 30, 2019 and 2018 and to re-measure stock options issued to consultants:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Volatility	108.78%	105.85-108.46%	108.78-111.34%	105.85-108.46%
Risk-free interest rate	1.90%	2.77-2.89%	1.90-2.65%	2.29-2.89%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

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

Stock-based compensation expense associated with stock options and restricted stock granted to employees and non-employees was approximately $1.6 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had approximately $4.3 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.8 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

Basic and Diluted Net Loss per Share of Common Stock

We compute basic net loss per share of common stock by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects stock options. We compute diluted net loss per share of common stock by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, warrants and convertible preferred stock outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share of common stock for the three and six months ended June 30, 2019 and 2018.

Emerging Growth Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies

Current Operating Trends

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

We expect all our research and development expenses in the near-term will be incurred in support of our current and future preclinical and clinical development programs rather than technology development. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. At the appropriate time, subject to the approval of regulatory authorities, we expect to conduct early-stage clinical trials for each drug candidate. We anticipate funding these trials ourselves, and possibly with the assistance of federal grants, contracts or other agreements. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Results of Operations

The following tables summarizes our revenues and operating expenses for the comparative periods presented:

	Three Months Ended June 30, ($ in thousands)
	2019	2018
	($ in thousands)
Revenues	$90	$90

Expenses:
Research and development	$2,829	$1,523
General and administrative	1,781	1,972
Operating Expenses	$4,610	$3,495

Sale of net operating losses (NOLs)	$1,007	$-

	Six Months Ended June 30, ($ in thousands)
	2019	2018
	($ in thousands)
Revenues	$90	$120

Expenses:
Research and development	$5,144	$3,716
General and administrative	3,570	3,929
Operating Expenses	$8,714	$7,645

Sale of net operating losses (NOLs)	$1,007	$-

Revenues. Revenue for each of the three and six months ended June 30, 2019 was $90,000, compared to $90,000 and $120,000 for the three and six months ended June 30, 2018, respectively. Amounts earned consist of contract research revenue resulting from a grant with the Cystic Fibroses Foundation.

Research and Development expenses. Research and Development (R&D) expense for the three and six months ended June 30, 2019 increased approximately $1.3 million and $1.4 million compared to the prior year periods. R&D expenses increased primarily due to higher clinical development and overhead costs more than offsetting a decrease in manufacturing process development costs.

General and Administrative expenses. General and administrative expense for the three and six months ended June 30, 2019 decreased approximately $0.2 million and $0.4 million compared to the prior year periods. The decrease in general and administrative expense was primarily due to lower compensation expense.

Sale of net operating losses (NOLs). The Company recognized approximately $1.0 million and $0 for the three and six months ended June 30, 2019 and 2018, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements of our preferred stock and our common stock and common stock warrants. As of June 30, 2019, we have raised a total of approximately $100.1 million in gross proceeds and $90.9 million, net, from sales of our equity securities.

As of June 30, 2019, we had cash and cash equivalents totaling $36.8 million.

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

2018 Series B Preferred Stock Offering

On June 19, 2018, the Company entered into a placement agency agreement with ThinkEquity, a Division of Fordham Financial Management, Inc., as placement agent , relating to the offering, issuance and sale of up to 8,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share with a stated value of $1,000 per share which are convertible into an aggregate of up to 16,000,000 shares of the Company’s common stock at an initial conversion price of $0.50 per share of common stock and an additional up to 7,200,000 shares of common stock issuable upon payment of dividends under the Series B Preferred Stock .. The offering closed on June 21, 2018 raising a gross amount of $8 million with a net raise of $7.1 million after deducting issuance costs.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the period set forth below:

	Six Months Ended June 30,
	($ in thousands)
	2019	2018
Cash used in operating activities	$(5,120)	$(5,064)
Cash used in investing activities	(332)	(261)
Cash provided by financing activities	29,861	6,866
Net increase in cash and cash equivalents and restricted cash	$24,409	$1,541

Operating Activities

We have incurred significant costs in the area of research and development, including clinical, manufacturing, analytical, regulatory and other development costs. In addition, general and administrative expenses are incurred to operate as a public company, for personnel costs in the finance and executive functions, as well as costs associated with legal, accounting and investor relation services. Net cash used in operating activities was approximately $5.1 for each of the six-month periods ended June 30, 2019 and 2018. We expect that there will be a significant increase in cash used in operations during 2019 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $0.3 million of cash was used in investing activities for each of the six-month periods ended June 30, 2019 and 2018. The investments were primarily related our laboratory facility, which we will continue to invest in during 2019.

Financing Activities

Net cash provided by financing activities was approximately $29.9 million for the six months ended June 30, 2019. The cash provided by financing activities was primarily due to the March public offering of common stock. This compares to approximately $6.9 million provided by financing activities in the prior year period, primarily from the sale of Series B Preferred Stock.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of June 30, 2019, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that because remediation of the material weaknesses in our internal control over financial reporting described in our 2018 Form 10-K has not been completed as described below, our disclosure controls and procedures were not effective at June 30, 2019.

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

As previously disclosed in our 2018 Form 10-K, an evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on this evaluation, management determined that because of the material weaknesses described below, the Company’s internal control over financial reporting was not effective as of December 31, 2018.

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

Furthermore, we did not maintain a sufficient complement of accounting personnel with sufficient knowledge and training in the application of U.S. GAAP. This deficiency led to the failure to maintain, document and apply appropriate account standards in the areas of income tax provisions, convertible equity securities, and stock-based compensation.

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

Changes in Internal Control Over Financial Reporting:

Other than the continued implementation of the remediation plan described below, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely not to materially affect, our internal control over financial reporting.

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

PART - II OTHER INFORMATION

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: August 13, 2019	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: August 13, 2019	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer

*31.2	Certification of Chief Financial Officer

**32.1	Section 1350 Certifications

*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

