Form 10-Q
period 2019-09-30
Matinas BioPharma Holdings, Inc.
filed 2019-11-13
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on September 30, 2019 was approximately $93.4 million.

As of November 11, 2019, there were 162,740,274 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended September 30, 2019

i

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$32,664,782	$12,446,838
Restricted cash	200,000	100,000
Prepaid expenses	1,386,130	538,646
Total current assets	34,250,912	13,085,484

Non-current assets:
Leasehold improvements and equipment - net	1,806,304	2,042,893
Operating lease right-of-use assets - net	3,877,069	-
Finance lease right-of-use assets - net	141,972	-
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposits	386,000	461,000
Total non-current assets	10,565,210	6,857,758
Total assets	$44,816,122	$19,943,242

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$685,802	$295,652
Note payable	-	199,842
Accrued expenses	1,462,767	1,086,868
Stock dividends payable	-	1,174,286
Operating lease liabilities - current	407,026	-
Financing lease liabilities - current	66,743	83,245
Total current liabilities	2,622,338	2,839,893

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,809,442	-
Financing lease liabilities - net of current portion	62,331	107,656
Deferred rent liability	-	512,704
Total non-current liabilities	4,213,038	961,625
Total liabilities	6,835,376	3,801,518

Stockholders’ equity:
Series A Convertible preferred stock, stated value $5.00 per share, 1,600,000 shares authorized as of September 30, 2019 and December 31, 2018; 0 and 1,467,858 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (liquidation preference - $0 at September 30, 2019)	-	5,583,686

Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of September 30, 2019 and December 31, 2018; 4,620 and 4,819 shares issued and outstanding as of September 30, 2019 and December 31, 2018; (liquidation preference - $4,620,000 at September 30, 2019)	4,023,251	4,196,547

Common stock par value $0.0001 per share, 250,000,000 shares authorized at September 30, 2019 and December 31, 2018; 162,720,274 and 113,287,670 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	16,271	11,329

Additional paid-in capital	112,745,948	72,294,921
Accumulated deficit	(78,804,724)	(65,944,759)
Total stockholders’ equity	37,980,746	16,141,724
Total liabilities and stockholders’ equity	$44,816,122	$19,943,242

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Contract research revenue	$-	-	$89,812	119,750
Costs and expenses:
Research and development	2,671,365	1,379,525	7,814,842	5,095,110
General and administrative	1,889,892	1,574,712	5,460,023	5,504,559

Total costs and expenses	4,561,257	2,954,237	13,274,865	10,599,669

Loss from operations	(4,561,257)	(2,954,237)	(13,185,053)	(10,479,919)

Sale of New Jersey net operating loss	-	-	1,007,082	-
Other income, net	156,872	18,660	378,151	23,304
Net loss	$(4,404,385)	(2,935,577)	$(11,799,820)	(10,456,615)

Preferred stock series A accumulated dividends	(45,041)	(146,786)	(338,613)	(440,857)
Preferred stock series B accumulated dividends	(115,500)	(175,075)	(349,500)	(196,924)

Net loss attributable to common shareholders	$(4,564,926)	(3,257,438)	$(12,487,933)	(11,094,396)

Net loss available for common shareholders per share - basic and diluted	$(0.03)	(0.03)	$(0.09)	(0.12)

Weighted average common shares outstanding - basic and diluted	156,889,602	94,697,049	139,265,178	94,098,372

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Unaudited

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	1,467,858	$5,583,686	4,819	$4,196,547	113,287,670	$11,329	$72,294,921	$(65,944,759)	$16,141,724
Stock-based compensation	-	-	-	-	-	-	2,059,373	-	2,059,373
Issuance of common stock as compensation for services	-	-	-	-	415,178	41	301,838	-	301,879
Issuance of common stock in exchange for preferred shares A	(1,467,858)	(5,583,686)	-	-	14,678,580	1,468	5,582,218	-	-
Issuance of common stock in exchange for preferred shares B	-	-	(199)	(173,296)	398,000	40	173,256	-	-
Issuance of common stock in public offering, net of stock issuance costs ($2,315,878)	-	-	-	-	29,471,986	2,947	30,100,359	-	30,103,306
Stock dividends	-	-	-	-	4,468,860	446	2,233,983	(1,060,145)	1,174,284
Net loss	-	-	-	-	-	-	-	(11,799,820)	(11,799,820)
Balance, September 30, 2019	-	$-	4,620	$4,023,251	162,720,274	$16,271	$112,745,948	$(78,804,724)	$37,980,746

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	1,467,858	$5,583,686	4,630	$4,031,959	144,205,850	$14,420	$104,601,220	$(73,813,195)	$40,418,090
Stock-based compensation	-	-	-	-	-	-	608,129	-	608,129
Issuance of common stock as compensation for services	-	-	-	-	292,984	29	184,597	-	184,626
Issuance of common stock in exchange for preferred shares A	(1,467,858)	(5,583,686)	-	-	14,678,580	1,468	5,582,218	-	-
Issuance of common stock in exchange for preferred shares B	-	-	(10)	(8,708)	20,000	2	8,706	-	-
Stock dividends	-	-	-	-	3,522,860	352	1,761,078	(587,144)	1,174,286
Net loss	-	-	-	-	-	-		(4,404,385)	(4,404,385)
Balance, September 30, 2019	-	$-	4,620	$4,023,251	162,720,274	$16,271	$112,745,948	$(78,804,724)	$37,980,746

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	1,502,858	$5,716,825	-	$-	93,371,129	$9,335	$56,230,347	$(51,274,542)	$10,681,965
Stock-based compensation	-	-	-	-	-	-	2,317,801	-	2,317,801
Issuance of common stock as compensation for services	-	-	-	-	713,266	73	534,743	-	534,816
Issuance of common stock in exchange for preferred shares A	(35,000)	(133,139)	-	-	350,000	35	133,104	-	-
Issuance of common stock in exchange for preferred shares B	-	-	(997)	(868,221)	1,994,000	199	868,022	-	-
Stock dividends	-	-	-	-	28,000	3	13,997	(587,143)	(573,143)
Issuance of Preferred Series B net of issuance costs ($943,750)	-	-	8,000	6,966,668	-	-	-	-	6,966,668
ATM stock sales (net)	-	-	-	-	1,240,848	124	739,032	-	739,156
Issuance of warrants to placement agent	-	-	-	-	-	-	89,582	-	89,582
Net loss	-	-	-	-	-	-	-	(10,456,615)	(10,456,615)
Balance, September 30, 2018	1,467,858	$5,583,686	7,003	$6,098,447	97,697,243	$9,769	$60,926,628	$(62,318,300)	$10,300,230

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2018	1,467,858	$5,583,686	7,975	$6,944,897	94,236,918	$9,423	$58,784,330	$(58,795,579)	$12,526,757
Stock-based compensation	-	-	-	-	-	-	361,599	-	361,599
Issuance of common stock as compensation for services	-	-	-	-	275,477	28	195,411	-	195,439
Issuance of common stock in exchange for preferred shares B	-	-	(972)	(846,450)	1,944,000	194	846,256		-
Stock dividends	-	-	-	-	-	-	-	(587,143)	(587,143)
ATM stock sales (net)	-	-	-	-	1,240,848	124	739,032	-	739,156
Net loss	-	-	-	-	-	-	-	(2,935,578)	(2,935,578)
Balance, September 30, 2018	1,467,858	$5,583,686	7,003	$6,098,447	97,697,243	$9,769	$60,926,628	$(62,318,300)	$10,300,230

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,799,820)	$(10,456,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,918	156,565
Loss on disposal of equipment	6,417	-
Amortization of operating lease right-of-use assets	336,192	-
Amortization of finance lease right-of-use assets	97,794	-
Change in deferred rent	-	46,262
Stock based compensation expense	2,297,483	2,803,018
Changes in operating assets and liabilities:
Operating lease liabilities	(262,405)	-
Prepaid expenses	(783,715)	258,914
Accounts payable	390,148	(279,416)
Accrued expenses and other liabilities	375,899	(230,744)
Net cash used in operating activities	(9,193,089)	(7,702,016)

Cash flows from investing activities:
Purchases of leasehold improvements and equipment	(405,604)	(535,916)
Net cash used in investing activities	(405,604)	(535,916)

Cash flows from financing activities:
Net proceeds from issuance of Series B convertible preferred stock	-	7,056,250
Net proceeds from ATM sales	-	739,155
Net proceeds from public offering of common stock	30,103,306	-
Payments of capital lease liability - principal	(61,827)	(36,769)
Payments of note payable	(199,842)	(250,173)
Net cash provided by financing activities	29,841,637	7,508,463

Net increase/(decrease) in cash, cash equivalents and restricted cash	20,242,944	(729,469)
Cash, cash equivalents and restricted cash at beginning of period	13,007,838	7,997,937

Cash, cash equivalents and restricted cash at end of period	$33,250,782	$7,268,468

Supplemental non-cash financing and investing activities:
Right-of-use assets obtained in exchange for liabilities	$4,453,028	$-
Preferred stock conversion into common stock - series A	$5,583,686	$133,139
Preferred stock conversion into common stock - series B	$173,296	$868,221
Stock dividends issued	$2,234,429	$14,000
Note payable for insurance premiums	$-	$399,683
Stock dividends accrual	$1,060,145	$587,143
Warrants issued to placement agent	$-	$89,581
Equipment acquired under capital lease	$-	$147,940
Unearned restricted stock grants	$125,600	$126,100

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

Note 2 - Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2019, the Company had an accumulated deficit of approximately $78.8 million. The Company’s net loss for the nine months ended September 30, 2019 was approximately $11.8 million.

The Company has been engaged in developing MAT-9001, its lead product candidate, as well as its lipid nano-crystal (“LNC”) platform delivery technology and a pipeline of associated product candidates since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from product sales and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

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

To continue to fund operations, on March 19, 2019, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of approximately $30 million and net proceeds of approximately $27.8 million. On March 28, 2019, additional shares were sold pursuant to an over-allotment option granted to the underwriters of the public offering, resulting in additional net proceeds to the Company of approximately $2.3 million (see Note 9).

As of September 30, 2019, the Company had cash and cash equivalents of approximately $32.7 million and restricted cash of approximately $0.6 million. The Company believes the cash and cash equivalents on hand are sufficient to fund planned operations through 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of September 30, 2019, December 31, 2018, September 30, 2018 and December 31, 2017:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$32,665	$12,447	$6,632	$7,307

Restricted cash included in current/long term assets	586	561	636	691

Cash, cash equivalents and restricted cash in the statement of cash flows	$33,251	$13,008	$7,268	$7,998

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

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

A reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. During the nine months ended September 30, 2019, the Company assessed goodwill impairment by performing a qualitative test for its reporting unit. As part of the qualitative review, the Company considered its cash position and its ability to obtain additional financing in the near term to meet its operational and strategic goals and substantiate the value of its business. Based on the results of the Company’s assessment, it was determined that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount. There were no impairments of goodwill during the nine months ended September 30, 2019 and 2018.

Indefinite lived intangible assets are composed of in-process research and development (“IPR&D”) and represent projects acquired in a business combination that have not reached technological feasibility or that lack regulatory approval at the time of acquisition. These IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative approach for testing indefinite-lived intangible assets for impairment. The Company used the qualitative approach and concluded that it was more-likely-than-not that its indefinite-lived assets were not impaired during the nine months ended September 30, 2019 and 2018.

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

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of approximately $4.2 million and approximately $4.5 million, respectively, on the consolidated balance sheet as of January 1, 2019. In addition, the Company reclassified $0.2 million from leasehold improvements & equipment to finance lease right-of-use assets in connection with the adoption of ASC Topic 842. The Company’s accounting for finance leases remained substantially unchanged. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 6, Leases.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Preferred stock dividends

Prior to its automatic conversion on July 29, 2019, shares of Series A Preferred Stock earned dividends at a rate of 8.0% once per year on the first, second and third anniversary of July 29, 2016, which was paid to the holders of such Series A Preferred Stock in the form of shares of the Company’s common stock when converted. In addition, and subject to provisions detailed more fully in Footnote 9, shares of Series B Preferred Stock earn dividends at rates of 10%, 15% and 20% once per year on the first, second and third anniversary, respectively, of June 19, 2018. Dividends are payable to holders of the Series B Preferred Stock in the form of shares of the Company’s common stock. Preferred stock dividends do not require declaration by the Board of Directors and are accrued annually as of the date the dividend is earned in an amount equal to the applicable rate of the stated value.

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

Sale of net operating losses (NOLs)

The Company recognized approximately $1.0 million and $0 for the nine months ended September 30, 2019 and 2018, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program. The Company did not recognize any income from the sale of NOLs during the three months ended September 30, 2019 and 2018.

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

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by a tax authority and based upon the technical merits of the tax position. The tax benefit recognized in the consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. An unrecognized tax benefit, or a portion thereof, is presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company classifies interest and penalties related to uncertain income tax positions in income tax expense in the consolidated statement of operations. The Company did not recognize any income tax related interest or penalties during the nine months ended September 30, 2019 and 2018, nor has the company recognized any liabilities for uncertain tax positions in its consolidated financial statements.

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

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

The following table provides the number of shares of common stock issuable upon the exercise of stock options, warrants and conversion of preferred stock, which have been excluded from the diluted loss per share calculation as the inclusion would be anti-dilutive for the three and nine months ended September 30, 2019 and 2018:

	As of September 30,
	2019	2018
Stock options	16,859	11,455
Convertible preferred stock and accrued dividends upon conversion	9,240	28,685
Warrants	5,799	5,802
Total	31,898	45,942

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

Note 4 – Leasehold Improvements and Equipment

Leasehold improvements and equipment consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Lab equipment	$1,437	$1,054
Equipment under capital lease	-	272
Leasehold improvements	878	1,156
Total	2,315	2,482
Less: accumulated depreciation and amortization	509	439
Leasehold improvements and equipment, net	$1,806	$2,043

Depreciation and amortization expense was approximately $149 thousand and $156 thousand for the nine months ended September 30, 2019 and 2018, respectively.

Note 5 – Accrued Expenses

Accrued Expenses consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Payroll and incentives	$222	$632
General and administrative expenses	440	190
Research and development expenses	801	233
Other	-	32
Total	$1,463	$1,087

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

The Company incurred lease expense for its operating leases of approximately $203 thousand and $610 thousand for the three and nine months ended September 30, 2019, respectively, and $186 thousand and $559 thousand for the three and nine months ended September 30, 2018, respectively.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

The Company incurred interest expense on its finance leases of approximately $3 thousand and $9 thousand for the three and nine months ended September 30, 2019, respectively, and $3 thousand and $9 thousand for the three and nine months ended September 30, 2018, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $25 thousand and $98 thousand for the three and nine months ended September 30, 2019, respectively, and $28 thousand and $71 thousand for the three and nine months ended September 30, 2018, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of September 30, 2019:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2019	$185	$22
2020	753	60
2021	684	34
2022	645	19
2023	677	2
Thereafter	$2,914	$-
Total undiscounted operating lease payments	$5,858	137
Less: Imputed interest	1,642	$8
Present value of operating lease liabilities	$4,216	$129

Weighted average remaining lease term	7.7	2.3
Weighted average discount rate	8.4%	7.8%

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

No related party transactions were entered into during the three and nine months ended September 30, 2019. Except as disclosed above regarding Aegis and Mr. Adam Stern, no other related party transactions were entered into during the three and nine months ended September 30, 2018.

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

Conversion:

Prior to the automatic conversion of the Series A Preferred Stock on July 29, 2019, each share of Series A Preferred Stock was convertible at the option of the holder into such number of shares of the Company’s common stock equal to the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $5.00 per share (the “Stated Value”), divided by the Conversion Price in effect at the time of the conversion (the initial conversion price is $0.50, subject to adjustment in the event of stock splits, stock dividends, and a “fundamental transaction” as defined below). Based on the conversion price and number of shares outstanding, the Series A Preferred Stock were converted into 14,678,580 shares of common stock. A “fundamental transaction” means: (i) a merger or consolidation of the Company with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, or (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property. Each share of Series A Preferred Stock will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series A Preferred Stock; provided however that in the event the Company elects to force automatic conversion pursuant to this clause (i), the conversion date for purposes of calculating the accrued dividend (as defined below) is deemed to be July 29, 2019, (ii) July 29, 2019, (iii) the approval of the Company’s MAT2203 product candidate by the FDA or the EMA (the “Regulatory Approval”) or (iv) the Regulatory Approval of the Company’s MAT2501 product candidate.

Beneficial Conversion Feature – Series A Preferred Stock (deemed dividend):

Prior to the automatic conversion of the Series A Preferred Stock on July 29, 2019, each share of Series A Preferred Stock was convertible into shares of common stock, at any time at the option of the holder at a conversion price of $0.50 per share.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature existed, as the effective conversion price for the Series A Preferred Stock at issuance was less than the fair value of the common stock which the preferred shares are convertible into. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series A Preferred Stock was approximately $4.4 million.

Liquidity Value and Dividends:

Pursuant to the Certificate of Designation, the Series A Preferred Stock accrued dividends at a rate of 8.0% once per year on the first three anniversaries of July 29, 2016, which were paid to the holders of such Series A Preferred Stock in shares of common stock upon conversion. Dividends of approximately $1.8 million, representing 3,522,860 shares of common stock, were accrued as paid-in-kind through July 29, 2019, with $0.6 million accrued in each of 2019, 2018 and 2017.

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Royalty:

The Series A Preferred Stock includes the right, as a group, to receive: (i) a royalty of 4.5% of the net sales of the Company’s MAT2203 and MAT2501 product candidates, in each case from and after the date, respectively, such product candidate has received FDA or EMA approval, and (ii) a royalty of 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”). The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Stock. The royalty rights that are part of the Series A Preferred Stock vested in equal thirds, on July 29, 2017, July 29, 2018, and July 29, 2019 (each a “Vesting Date”) Following the July 29, 2019 conversion of Series A Preferred Stock, the Royalty Payment Rights may be transferred subject to available exemption from registration under applicable securities laws. These rights were not separable free-standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of Royalty Payment Rights in future periods. As of September 30, 2019, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

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

As of September 30, 2019, there were 4,620 shares of Series B Preferred Stock outstanding.

Conversion:

Optional Conversion. Subject to the Beneficial Ownership Limitation (defined below), each share of Series B Preferred Stock will be convertible into shares of the Company’s common stock at any time at the option of the holder at an initial conversion price of $0.50 per share subject to adjustment for reverse splits, stock combinations and similar changes as provided in the Certificate of Designation. Based on the current conversion price and number of shares outstanding, the Series B Preferred Stock is convertible into 9,240,000 shares of common stock. Dividends will not accrue and will not be paid following optional conversion. During the nine months ended September 30, 2019 and 2018, 199 and 997 shares, respectively, of Series B preferred stock were converted into shares of common stock.

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

As of September 30, 2019, the Company had outstanding warrants to purchase an aggregate of 5,799,429 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. A summary of warrants outstanding as of September 30, 2019 is presented below, all of which are fully vested:

	Shares
Outstanding at December 31, 2017	5,958	**
Issued	240
Exercised	-
Tendered	-
Expired	(399)
Outstanding at December 31, 2018	5,799	*
Issued	-
Exercised	-
Tendered	-
Expired	-
Outstanding at September 30, 2019	5,799	*

* Weighted average exercise price for outstanding warrants is $0.61.

** Weighted average exercise price for outstanding warrants is $0.70.

Note 10 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three or four years. The term of the options is no longer than ten years. As of September 30, 2019, the Company had 22,421,644 shares of common stock authorized for issuance under the Plan.

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

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and Development	$185	$101	$834	$787
General and Administrative	486	404	1,463	2,016
Total	$671	$505	$2,297	$2,803

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

The following table contains information about the Company’s stock plan at September 30, 2019:

	Awards Reserved for Issuance		Awards Issued		Awards Available for Grant
2013 Equity Compensation Plan	22,422	*	19,132	**	3,289

*	Increased by 4,532 thousand on January 1, 2019, representing 4% of the total number of shares of common stock outstanding on December 31, 2018.
**	Includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from December 31, 2018 to September 30, 2019 (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2018	13,457	$1.13	6.2
Granted	3,595	$1.03
Exercised
Forfeited	(137)	$1.22
Cancelled
Expired	(56)	$2.32
Outstanding at September 30, 2019	16,859	$1.11	6.3

As of September 30, 2019, the number of vested shares underlying outstanding options was 11,313,021 at a weighted average exercise price of $1.16. The aggregate intrinsic value of in-the-money options outstanding as of September 30, 2019 was $0.6 million. As of September 30, 2019, there was approximately $3.9 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.8 years.

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

During the nine months ended September 30, 2019 and 2018, the Company granted restricted stock awards for 415,178 and 713,266 shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $238 thousand and $485 thousand in the condensed consolidated statement of operations for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $122 thousand of total unrecognized compensation costs related to 200,000 non-vested restricted stock grants which are expected to be recognized over a weighted-average period of 0.5 years.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Volatility	108.03-108.06%	105.85-109.95%	108.03-111.34%	105.85-109.95%
Risk-free interest rate	1.59-1.89%	2.84-3.00%	1.59-2.65%	2.29-3.00%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

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

None

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

Overview

We are a clinical-stage biopharmaceutical company focused on creating value through the development of our lead product candidate, MAT9001, a highly purified, prescription-only omega-3 free fatty acid formulation specifically designed for the treatment of cardiovascular and metabolic conditions and (ii) the application of our lipid nano-crystal (LNC) platform delivery technology to solve complex challenges relating to the delivery of small molecules, gene therapies, vaccines, proteins and peptides, including MAT2203, our lead product candidate based on the LNC technology. Based upon MAT9001’s unique mixture of highly purified omega-3 free fatty acids and our observations of MAT9001’s enhanced bioavailability and potency as compared to Amarin Corporation’s Vascepa® (icosapent ethyl) in our initial head-to-head pharmacokinetic (PK) and pharmacodynamic (PD), or PK/PD, clinical study, we believe that the results of our forthcoming targeted clinical development activities and related clinical investigations may yield an improved therapeutic profile compared to currently-existing therapies.

We are focused on creating value through the strategic development of MAT9001 for the treatment of cardiovascular and metabolic conditions and the application of our LNC platform delivery technology to solve complex challenges relating to the delivery of small molecules, gene therapies, proteins/peptides, and vaccines. Key elements of our strategy include:

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

We have incurred losses for each period from our inception. For the nine months ended September 30, 2019 and 2018, our net loss was approximately $11.8 million and $10.5 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the nine months ended September 30, 2019 and 2018, we generated contract research revenue of approximately $90 thousand and $120 thousand, respectively, resulting from a grant with the Cystic Fibroses Foundation. Our ability to generate product revenue, which we do not expect to occur until 2023 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2018 which did not result in any changes to the opening balances in our consolidated financial statements or amounts reported in the comparative period consolidated financial statements.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and nine months ended September 30, 2019 and 2018. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Direct research and development expenses:
Manufacturing process development	$353	$58	$462	$398
Preclinical trials	487	249	1,063	856
Clinical development	413	6	1,746	441
Regulatory	37	19	170	111
Internal staffing, overhead and other	1,381	1,048	4,374	3,289
Total research and development	$2,671	$1,380	$7,815	$5,095

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

Sale of New Jersey Net Operating Loss

Income obtained from selling unused net operating losses (“NOLs”) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $0 and $1.0 million for the three and nine months ended September 30, 2019, respectively. We did not recognize any income from the sale of NOLs during the three and nine months ended September 30, 2018.

Other Income, net

Other income, net is largely comprised of interest income/(expense), dividends and franchise taxes.

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

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a vendor consulting agreement, whereby the option vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Prior to January 1, 2019, stock options issued to consultants were revalued quarterly until fully vested, with any change in fair value expensed. Upon adoption of ASU No. 2018-07 on January 1, 2019, stock options issued to consultants are recorded at fair value on the date of grant and the award is recognized as an expense on a straight-line basis over the requisite service period. For awards subject to performance conditions, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period when it is probable that the performance condition will be achieved. The following range of assumptions were used to value options granted for the three and nine months ended September 30, 2019 and 2018 and to re-measure stock options issued to consultants:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Volatility	108.03-108.06%	105.85-109.95%	108.03-111.34%	105.85-109.95%
Risk-free interest rate	1.59-1.89%	2.84-3.00%	1.59-2.65%	2.29-3.00%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years

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

Stock-based compensation expense associated with stock options and restricted stock granted to employees and non-employees was approximately $2.3 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had approximately $3.9 million of total unrecognized share-based compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately 2.8 years. In future periods, our share-based compensation expense is expected to increase as a result of recognizing our existing unrecognized share-based compensation for awards that will vest and as we issue additional share-based awards to attract and retain our employees.

Basic and Diluted Net Loss per Share of Common Stock

We compute basic net loss per share of common stock by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects stock options. We compute diluted net loss per share of common stock by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of stock options, warrants and convertible preferred stock outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2019 and 2018.

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

Results of Operations

The following tables summarizes our revenues and operating expenses for the comparative periods presented (dollars in thousands):

	Three Months Ended September 30,
	2019	2018
Revenues	$-	$-

Expenses:
Research and development	$2,671	$1,380
General and administrative	1,890	1,574
Operating Expenses	$4,561	$2,954

Sale of net operating losses (NOLs)	$-	$-

	Nine Months Ended September 30,
	2019	2018
Revenues	$90	$120

Expenses:
Research and development	$7,815	$5,095
General and administrative	5,460	5,505
Operating Expenses	$13,275	$10,600

Sale of net operating losses (NOLs)	$1,007	$-

Revenues. Revenue was $0 and $0.1 million for the three and nine months ended September 30, 2019, respectively, compared to $0 and $0.1 million for the three and nine months ended September 30, 2018, respectively. Amounts earned consist of contract research revenue resulting from a grant with the Cystic Fibroses Foundation.

Research and Development expenses. Research and Development (R&D) expense for the three and nine months ended September 30, 2019 increased approximately $1.3 million and $2.7 million compared to the prior year periods. For the three-month period, R&D expenses increased primarily due to higher costs associated with manufacturing process development, clinical development and staffing & overhead. For the nine-month period, R&D expenses increased primarily due to higher costs associated with preclinical trials, clinical development and staffing & overhead.

General and Administrative expenses. General and administrative expense for the three and nine months ended September 30, 2019 increased approximately $0.3 million and $0 million compared to the prior year periods. For the three-month period, the increase in general and administrative expense was primarily due to higher compensation expense.

Sale of net operating losses (NOLs). The Company recognized approximately $1.0 million and $0 for the nine months ended September 30, 2019 and 2018, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program. The Company did not recognize any income from the sale of NOLs during the three months ended September 30, 2019 and 2018.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements of our preferred stock and our common stock and common stock warrants. As of September 30, 2019, we have raised a total of approximately $100.1 million in gross proceeds and $90.9 million, net, from sales of our equity securities.

As of September 30, 2019, we had cash and cash equivalents totaling $32.7 million.

2019 Common Stock Offering

On March 19, 2019, the Company closed an underwritten public offering of its common stock. The offering resulted in the sale of 27,272,727 shares to the public at a price of $1.10 per share. The Company generated net proceeds of approximately $27.8 million. The Company granted the underwriters a 30-day option (the “option”) to purchase up to an additional 4,090,909 shares of common stock subject to the same terms and conditions. On March 28, 2019, an additional 2,199,259 shares were sold pursuant to the option at a price of $1.10 per share, resulting in net proceeds to the Company of approximately $2.3 million.

2018 Series B Preferred Stock Offering

On June 19, 2018, the Company entered into a placement agency agreement with ThinkEquity, a Division of Fordham Financial Management, Inc., as placement agent , relating to the offering, issuance and sale of up to 8,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share with a stated value of $1,000 per share which are convertible into an aggregate of up to 16,000,000 shares of the Company’s common stock at an initial conversion price of $0.50 per share of common stock and an additional up to 7,200,000 shares of common stock issuable upon payment of dividends under the Series B Preferred Stock .. The offering closed on June 21, 2018 raising a gross amount of approximately $8 million with a net raise of approximately $7.1 million after deducting issuance costs.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the period set forth below (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(9,193)	$(7,702)
Cash used in investing activities	(406)	(536)
Cash provided by financing activities	29,842	7,508
Net increase/(decrease) in cash and cash equivalents and restricted cash	$20,243	$(730)

Operating Activities

We have incurred significant costs in the area of research and development, including clinical, manufacturing, analytical, regulatory and other development costs. In addition, general and administrative expenses are incurred to operate as a public company, for personnel costs in the finance and executive functions, as well as costs associated with legal, accounting and investor relation services. Net cash used in operating activities was approximately $9.2 million and $7.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. We expect that there will be an increase in cash used in operations during the remainder of 2019 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $0.4 million and $0.5 million of cash was used in investing activities for the nine-month periods ended September 30, 2019 and 2018, respectively. The investments were primarily related to our laboratory facility.

Financing Activities

Net cash provided by financing activities was approximately $29.8 million for the nine months ended September 30, 2019. The cash provided by financing activities was primarily due to the March public offering of common stock. This compares to approximately $7.5 million provided by financing activities in the prior year period, primarily from the sale of Series B Preferred Stock and other equity offerings.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct further preclinical and clinical studies of MAT9001, our lead product candidate;

●	support the conduct of further clinical studies of MAT2203, even if such studies are partially financed with non-dilutive funding from the NIH;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of September 30, 2019, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that because remediation of the material weaknesses in our internal control over financial reporting described in our 2018 Form 10-K has not been completed as described below, our disclosure controls and procedures were not effective at September 30, 2019.

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

Changes in Internal Control Over Financial Reporting:

Other than the continued implementation of the remediation plan described below, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely not to materially affect, our internal control over financial reporting.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: November 13, 2019	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: November 13, 2019	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.

