Form 10-K
period 2019-12-31
Matinas BioPharma Holdings, Inc.
filed 2020-03-09
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

908-443-1860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001	MTNB	NYSE American

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

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company [  ]

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

As of March 3, 2020, there were 196,556,863 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2019

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates, including MAT9001 and MAT2203, which are still in an early development stage;

●	our reliance on our proprietary lipid nano-crystal (LNC) platform delivery technology, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates, including MAT9001 and MAT2203, which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens including our anticipated market advantages and product differentiation of MAT9001, and its potential to become a best-in-class omega-3 therapeutic for the treatment of severe hypertriglyceridemia (TGs > 500 mg/dL) (SHTG) and potential additional indications;

●	our dependence on third-parties, including third-parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry; and

●	our ability to adequately support growth.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on creating value through (i) the streamlined development of our lead product candidate, MAT9001, a highly purified, prescription-only omega-3 free fatty acid formulation specifically designed for the treatment of cardiovascular and metabolic conditions and (ii) the application of our transformative lipid nano-crystal (LNC) platform delivery technology to overcome current challenges relating to the delivery of small molecules, acids, (e.g. gene therapy, RNA interference, antisense, oligonucleotides), vaccines, proteins and peptides.

MAT9001 is a soft gelatin capsule containing a complex mixture of multiple long-chain omega-3 fatty acids, primarily eicosapentanoic acid (EPA) and docosapentanoic acid (DPA). There are a number of existing FDA-approved omega-3 products, including Lovaza, Vascepa and Epanova, and this class of drugs has extensive evidence of safety and well-documented clinical efficacy in lowering triglycerides (TGs) in patients with hypertriglyceridemia (HTG). We believe that given MAT9001’s enhanced bioavailability (as a free fatty acid rather than an ethyl ester) and it’s unique composition (high EPA plus DPA, with very little DHA), it will be differentiated from other existing products in the omega-3 class.

Triglycerides (TGs) and cholesterol are integral components of lipoproteins, the primary transport vehicle for lipids in the body. High levels of triglyceride-rich lipoproteins are associated with a substantially increased risk of atherosclerotic cardiovascular disease, and, in the case of very high triglycerides, acute pancreatitis. Triglyceride elevations can be due to both genetic and environmental factors and are frequently associated with comorbid conditions such as diabetes, chronic renal failure, and nephrotic syndrome. Unlike the currently approved pharmaceutical omega-3 products, all of which have been repurposed following clinical failures in their originally intended indications, MAT9001 has been specifically designed and developed to treat SHTG, dyslipidemia and other cardiovascular and metabolic conditions.

We are focusing the initial development of MAT9001 on an initial indication for the treatment of SHTG, since TG-lowering is a well-accepted surrogate outcome marker in these patients. While we pursue U.S. Food and Drug Administration (FDA) approval for SHTG, we may seek approval for use of MAT9001 in additional indications, including the treatment of patients with mixed dyslipidemia who may already be treated with a statin. Our current development plan for this SHTG indication is via a 505(b)(2) regulatory pathway, which tends to be shorter and less expensive than under Section 505(b)(1) (for new chemical entities that have never been approved in the United States). The 505(b)(2) pathway allows us to rely, at least in part, on FDA findings of safety and/or effectiveness for a previously approved drug. Based upon written feedback received from the FDA in 2014, we believe this is an opportunity for us to leverage existing omega-3 data to create a streamlined approach to potential approval for MAT9001.

In parallel with the preclinical and clinical studies necessary for approval in this initial indication, we are also conducting an additional study designed to validate and highlight the already demonstrated superior profile of MAT9001 vs. the market leading omega-3 product. With the benefit of an earlier head-to-head PK/PD study comparing MAT9001 to Amarin Corporation’s Vascepa® (icosapent ethyl), the ENHANCE-IT study will position MAT9001 and Vascepa head-to-head in a larger number of patients treated for longer periods of time in clinical circumstances consistent with the Vascepa label. If successful, this overall development strategy will allow MAT9001 to secure an approval to treat SHTG as quickly as possible while also positioning MAT9001 as the potential best-in-class prescription omega-3 therapy as this market and regulatory requirements evolve.

Matinas BioPharma is also dedicated to maximizing the value associated with our unique LNC platform delivery technology. This proprietary platform technology, licensed from Rutgers University on an exclusive worldwide basis, nano-encapsulates target molecules in a way that facilitates safe, targeted intracellular delivery and renders them orally bioavailable. Our technology allows for the targeted and safe delivery of pharmaceuticals directly to sites of infection or inflammation as well as the potential to treat a variety of cell-based pathogens, diseases and conditions. This highly stable, efficient and broadly applicable drug delivery platform has the potential to deliver a broad range of therapeutic agents, including small molecules, vaccines, peptides and proteins, as well as nucleic acid polymers (e.g. antisense, oligonucleotides, siRNA, mRNA) for use in treating a broad range of inflammatory and infectious and intracellular diseases (e.g., intracellular pathogen-related, genetic disorders, and cancer).

Our lead drug candidate based on the LNC platform delivery technology is MAT2203, an oral formulation of amphotericin B, a well-known and highly-effective, antifungal drug (though traditionally highly-toxic and currently only available in an intravenous formulation) currently used and approved to treat a variety of invasive, and potentially deadly, fungal infections. MAT2203 has been developed to date with the assistance and financial support of the National Institutes of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH). MAT2203 has been designated as a Qualified Infectious Disease Product (QIDP) with Fast Track Status for the treatment of invasive candidiasis, the treatment of aspergillosis, the prevention of invasive fungal infections in patients who are on immunosuppressive therapy, and, most recently, the treatment of cryptococcosis. While we continue to believe that MAT2203 could become an important solution to the significant unmet medical need to prevent invasive fungal infections in immunosuppressed patients, we also believe there are opportunities for a more rapid approval of MAT2203 for the treatment of certain invasive fungal infections in areas of high unmet medical need.

In partnership with the NIH, we have conducted numerous preclinical studies of MAT2203 in cryptococcal meningitis, and demonstrated that MAT2203 was able to (a) cross the blood-brain barrier, (b) effectively treat this infection and (c) eliminate the toxicity normally associated with delivery of amphotericin B intravenously. The NIH has funded a grant submission from the University of Minnesota for a clinical study of MAT2203 in patients with cryptococcal meningitis in Uganda, where this disease is very prevalent among the human immunodeficiency virus (HIV)-positive community. This study, which has been called the Encochleated Oral Amphotericin for Cryptococcal Meningitis Trial (EnACT), initiated in 2019, is exploring the use of MAT2203 for both induction and maintenance therapy, and we believe that, if positive, it could form the foundation for registrational approval in this indication. Moreover, since this study potentially validates the use of MAT2203 in what is arguably one of the most difficult-to-treat fungal infections, we believe MAT2203 is well positioned to become a best-in-class antifungal drug for the treatment of invasive fungal infections. Furthermore, a demonstration that MAT2203 can effectively cross the blood-brain barrier in humans could potentially position our LNC platform delivery technology for use with molecules designed to treat other inflammatory diseases of the central nervous system. Developing MAT2203 utilizing primarily non-dilutive, government-sponsored, financing allows us to focus our internal cash resources on MAT9001 while advancing MAT2203 and our innovative LNC platform delivery technology.

We have been engaged in discussions with various large, well-established and well-financed biotech and global pharmaceutical companies on potential applications of the LNC platform delivery technology.

●	In July 2018, we announced a research collaboration with the National Institute of Neurological Disorders and Stroke (NINDS) of the NIH, focused on the development of a novel therapy for the treatment of HIV combining targeted antisense oligonucleotides (ASO) and Matinas’ LNC platform delivery technology.
●	In January 2019, we announced a research evaluation with a top global pharmaceutical company in which our LNC platform delivery technology would be explored in delivering certain nucleic acid polymers.
●	In May 2019, we announced a research collaboration with ViiV Healthcare to develop and evaluate formulations of antiviral drug candidates.
●	In December 2019, we announced a feasibility collaboration with Genentech relating to the development of oral formulations of a number of Genentech proprietary compounds applying the LNC platform delivery technology.

We continue to evaluate additional potential strategic collaborations with other interested biotech and pharmaceutical partners. These early stage, proof-of-concept evaluations could provide an efficient, less expensive pathway to create numerous strategic verticals in areas of innovative medicine while capitalizing on the development expertise and financial resources of well-established pharmaceutical and biotech companies. Data from these evaluations could position us as a licensor of our LNC platform delivery technology to numerous strategic partners better positioned to absorb the risks and costs of drug development while allowing our company to become a royalty aggregator with the potential to generate upfront license, milestone and royalty payments as we maximize the value of the overall LNC platform delivery technology.

Strategy

We are focused on creating value through 1) the streamlined development of MAT9001 for treating cardiovascular and metabolic conditions; and 2) the application of our transformative LNC platform delivery technology to overcome current challenges in safely and effectively delivering small molecules, gene therapies, proteins/peptides, and vaccines.

Key elements of our strategy include:

●	Rapidly advancing the clinical development of MAT9001 for the treatment of SHTG and generating additional clinical data to further differentiate MAT9001 from Vascepa and other prescription omega-3 drugs in an emerging and rapidly expanding market.

●	Delivering efficacy data for MAT2203 in the EnACT study for the treatment of cryptococcal meningitis with the non-dilutive financial support from the NIH.

●	Expanding the application of our LNC platform delivery technology through collaborations with sophisticated and well-resourced biotech and pharmaceutical companies in innovative areas of medicine.

MAT9001

Overview

MAT9001 is a complex mixture of multiple long-chain omega-3 fatty acids, primarily eicosapentanoic acid (EPA) and docosapentanoic acid (DPA) encapsulated in a proprietary, delayed release soft gelatin capsule. Unlike currently approved pharmaceutical omega-3 products, all of which have been repurposed following clinical failures in their originally intended indications, MAT9001 has been specifically designed and developed to treat HTG in patients with cardiovascular and metabolic conditions. There are a number of existing FDA-approved omega-3 products, including Lovaza®, Vascepa® and Epanova®, and this class of drugs has extensive evidence of safety and well-documented clinical efficacy in lowering TGs in patients with HTG. We believe that given MAT9001’s enhanced bioavailability (as a free fatty acid rather than an ethyl ester) and it’s unique composition (high EPA plus DPA), it can be differentiated from other existing products in the omega-3 class and have uniquely potent impacts on TGs, but also a variety of other biomarkers, including PCSK9. The impact upon PCSK9, for example, may indicate that MAT9001 may be the most synergistic in combination with statin therapy, which could have implications for how patients, physicians, and payers prescribe and utilize MAT9001.

Our initial targeted indication for MAT9001 is the treatment of patients with SHTG, in whom TG-lowering is a well-accepted surrogate marker for regulatory approval. In addition to SHTG, we may seek approval in additional indications, including the treatment of patients with mixed dyslipidemia or less severe triglyceride elevations. Our current development plan for the SHTG indication is via a 505(b)(2) regulatory pathway, which allows us to rely, at least in part, on FDA findings of safety and/or effectiveness for a previously approved drug. Based upon written feedback received from the FDA, we believe there is an opportunity to leverage existing omega-3 data to create a streamlined approach to potential approval for MAT9001.

We are also conducting an additional study designed to validate and highlight the already demonstrated superior profile of MAT9001 vs. Vascepa (icosapent ethyl), currently the market-leading prescription-only omega-3 product. Building on the results of a prior head-to-head pharmacokinetic (PK) and pharmacodynamic (PD), or PK/PD study comparing MAT9001 to Vascepa, a new study, ENHANCE-IT, is the second head-to-head study of the two drugs, in a larger number of patients, treated for longer periods of time, in clinical circumstances consistent with the Vascepa label. This overall development strategy should position MAT9001 to secure an approval to treat SHTG as quickly as possible while also positioning MAT9001 as the best-in-class prescription omega-3 therapy as this market and its regulatory requirements evolve.

Hypertriglyceridemia and Cardiovascular Disease

Triglycerides and cholesterol are integral components of lipoproteins, the primary transport vehicle for lipids in the body. High levels of triglyceride-rich lipoproteins are associated with a substantially increased risk of atherosclerotic cardiovascular disease, and in the case of very high triglycerides (> 500 mg/dL), acute pancreatitis. HTG can be due to both genetic and environmental factors, including obesity, a sedentary lifestyle, and high caloric diets. HTG is also tightly linked with comorbid conditions such as diabetes, chronic renal failure, and nephrotic syndrome. It is estimated that over 25 million adults in the United States have triglyceride levels ≥200 mg/dL and that more than 50 million adults in the United States have triglyceride levels ≥150 mg/dL. Additionally, approximately 4 million adults in the United States have very high triglyceride levels (≥500 mg/dL). The prevalence of HTG is rapidly increasing in both the United States and throughout the world, as a direct consequence the growing epidemic of obesity. Recent studies have confirmed that high levels of triglyceride-rich lipoproteins are an independent risk factor for cardiovascular disease-related events such as myocardial infarction, ischemic heart disease, and ischemic stroke. Mixed dyslipidemia refers to a condition in which patients have a combination of both elevated triglycerides (≥200mg/dl), and elevated cholesterol levels. According to the National Cholesterol Education Program (NCEP), mixed dyslipidemia affects approximately 30 to 35 million Americans.

Multiple epidemiological, clinical, and genetic studies suggest that patients with very elevated TG levels (>500 mg/dL) are at a much greater risk for pancreatitis, a potentially life-threatening condition. Elevated TG levels are also strongly linked to a higher risk for heart disease and stroke, especially so with low levels of high-density lipoprotein cholesterol (HDL-C) and/or elevated levels of low-density lipoprotein cholesterol (LDL-C). Furthermore, the genes regulating both TGs and LDL-C are equally strong predictors of CAD, unlike HDL-C which is not. Thus, TGs and TG-rich lipoproteins have come to be recognized as an important factor contributing to Atherosclerotic Cardiovascular Disease (ASCVD).

Current guidelines for the management of very high triglyceride levels (≥500 mg/dL) suggest that reducing triglyceride levels is the primary treatment goal in these patients to reduce the risk of acute pancreatitis, while treating LDL-C remains an important secondary goal. Other important parameters to consider in patients with very high triglycerides include levels of apolipoprotein B (apo B), non-HDL-C, and very low-density lipoprotein cholesterol (VLDL-C). Recent ASCVD Guidelines from The American Diabetes Association (ADA), the European Society of Cardiology/European Atherosclerosis Society (ESC/EAS), National Lipid Association (NLA) and American Association of Clinical Endocrinology/American College of Endocrinology (AACE/ACE) as well as a recent Scientific Advisory from the American Heart Association (AHA) have all advocated the use of an omega-3 product (icosapent ethyl) in patients at high CV risk who have persistently high TGs (> 135 mg/dL) despite statin therapy. Heart attacks, strokes and other cardiovascular events represent the leading cause of death and disability among men and women in western societies. There are currently approximately 92 million (more than 1 out of every 3) adults in the United States with one or more types of cardiovascular disease; an estimated 800,000 new or recurrent coronary events and 795,000 new or recurrent strokes occur each year.

Current Treatment Options

The dramatic rise in obesity over the last few decades is strongly linked to concomitant increases in population cholesterol and triglyceride levels. Observational studies have highlighted the critical role that high cholesterol and high triglyceride levels (collectively, “dyslipidemia”) have as a predictor of cardiovascular events. Accordingly, the introduction of new drugs and novel mechanisms of action to lower the risk of cardiovascular events has become a priority. The initial treatment recommendation for patients with dyslipidemia is typically a low-fat diet. If diet alone is not effective, dyslipidemia is then often treated with statins, which account for approximately 80% of all dyslipidemia prescriptions. Statins as a class have been shown to not only lower blood cholesterol levels, but have also been shown in multiple studies to reduce the risk of heart attacks, strokes, and other adverse cardiovascular events. At present statins are utilized in almost 40% of patients with dyslipidemia in the United States. The primary effect of statins is to reduce LDL-cholesterol, with only modest effects on triglycerides. Recognizing that both cholesterol and triglycerides contribute to cardiovascular risk, and that statins alone are not always effective triglyceride lowering drugs, the National Cholesterol Education Program panel recommends the use of additional therapies to lower triglyceride levels in patients with SHTG. Fibrates, niacin, and omega-3-based medications have all been utilized to lower triglycerides levels.

The overall treatment rate of patients with HTG has remained relatively low – it is estimated that less than ten percent of the adult population with SHTG actually receives therapy beyond statins. Historically, fibrates such as gemfibrozil (Lopid) and fenofibrate (Tricor or Trilipix) were leading treatments for HTG. However, due to their inability to establish clinical outcome benefits and their limited compatibility with statin therapy, fibrate utilization has remained relatively low and is currently declining. Other niacin-containing products used to treat SHTG have not been able to establish additional outcome benefits beyond statin treatment alone, and their use is also declining. In patients with SHTG, many of whom are already receiving a statin, first-line drug therapy is often a prescription omega-3product, which have been shown to reduce triglycerides in the range of 20%-45%.

The global prescription omega-3 market has been growing steadily over the last two decades; we estimate the market currently is approaching $2 billion in global sales. The leading omega-3 prescription pharmaceutical products currently approved for the treatment of HTG are Glaxo Smith Kline’s Lovaza (omega-3-acid ethyl esters, an omega-3 mixture containing mostly EPA and DHA, originally approved in the US in 2004, branded as Omacor in the rest of the world), Amarin’s Vascepa (an ethyl ester formulation of primarily EPA), approved in 2014 in the United States, Omacor and Seacor, (which are very similar to Lovaza and marketed in Europe); and Mochida Pharmaceutical’s Epadel (98% ethyl eicosapentaenoate), an ethyl ester formulation of EPA, the leading Japanese omega-3 product. In addition, Astra Zeneca’s omega-3, Epanova, a free fatty acid formulation of EPA and DHA was approved in the US in 2016 but has not yet been launched. Until recently, all prescription omega-3 products in the US were only approved for SHTG, but in December of 2019 Vascepa was approved in the US for the reduction of cardiovascular risk in high risk patients with TGs > 150 mg/dL despite statin therapy. This approval was based upon data generated in a large, multi-year, multi-center outcomes study of Vascepa called REDUCE-IT.

The REDUCE-IT study was a multicenter, randomized, double-blind, placebo-controlled trial of Vascepa in patients at high cardiovascular risk with elevated triglycerides despite statin therapy. A total of 8,179 patients with established cardiovascular disease or with diabetes and other risk factors, who had been receiving statin therapy and who had fasting TGs of 135 to 499 mg/dL and LDL-C levels of 41 to 100 mg/dL were randomized to 2 g of Vascepa twice daily (total daily dose 4 g) or placebo (mineral oil). The primary endpoint was a composite of cardiovascular death, nonfatal myocardial infarction, nonfatal stroke, coronary revascularization, or unstable angina. The key secondary end point was a composite of cardiovascular death, nonfatal myocardial infarction, or nonfatal stroke. Median follow-up was 4.9 years.

In the 8,179 patients enrolled (71 % secondary prevention, 29% primary prevention) primary end-points occurred in 17.2% of the Vascepa-treated patients and 22.0% of the placebo patients (HR 0.75; p<0.001); corresponding key secondary end point event rates were 11.2% and 14.8%, respectively (HR 0.74; p<0.001). There were also significant reductions with Vascepa in the rates of fatal/non-fatal MI (HR 0.69; p<0.001), urgent/emergent coronary revascularization (HR 0.65; p<0.001), cardiovascular death (HR 0.80; p=0.03) hospitalization for unstable angina (HR 0.68; p=0.002) and fatal/non-fatal stroke (HR 0.72; p=0.01). From a safety standpoint, a slightly more patients in the Vascepa group were hospitalized for atrial fibrillation or flutter (3.1% vs. 2.1%, p=0.004), and serious bleeding events were slightly more frequent with Vascepa (2.7% vs 2.1%, p = 0.06).

MAT9001 Development History and Plan

We completed the first preclinical studies of MAT9001 in 2013 with others completed during 2014. In 2015, we announced results from an open-label head-to-head PK/PD Trial of MAT9001 against Vascepa in patients with elevated triglyceride levels. This crossover study demonstrated superior bioavailability of MAT9001, along with greater efficacy in reducing serum triglycerides, total- and non-HDL-cholesterol, apolipoprotein CIII and PCSK9 levels. Forty-two patients were treated with 4 grams/day of MAT9001 or Vascepa for 14 days, followed by a wash-out period and crossed over to the other treatment arm. Study subjects had fasting TG levels of 200-400 mg/dl without lipid altering therapy, or fasting TG levels of 200 to 350 mg/dL if they were on stable-dose statin monotherapy. Pre-treatment median values for lipids, triglycerides, apolipoproteins, and PCSK9 levels were measured. Patients were randomized and put on MAT9001 or Vascepa for 14 days. Following the initial treatment period, there was a 5-week washout period, following which patients were put on the other therapy for 14 days. Forty patients completed the trial. MAT9001 achieved greater median percentage reduction than Vascepa in multiple key lipid measures:

●	MAT9001 significantly reduced median TG levels by 33.2 percent compared to 10.5 percent for Vascepa (p <0.001);

●	MAT9001 significantly reduced median very low-density lipoprotein cholesterol (VLDL-C) levels by 32.5 percent compared to 8.1 percent for Vascepa (p <0.001);

●	MAT9001 significantly reduced median non-HDL-C levels by 8.8 percent compared to 4.6 percent for Vascepa (p=0.027);

●	MAT9001 reduced median HDL-C levels by 11.3 percent compared to 11.1 percent for Vascepa (p= 0.337);

●	MAT9001 reduced median LDL-C levels by 2.4 percent compared to 4.3 percent for Vascepa (p=0.116);

●	MAT9001 significantly reduced median total cholesterol levels by 9 percent compared to 6.2 percent for Vascepa (p=0.013).

●	MAT9001 also demonstrated greater reductions than Vascepa in selected apolipoproteins and PCSK9:

●	MAT9001 reduced median apolipoprotein B levels by 3.8 percent compared to 0.7 percent for Vascepa (p=0.058);

●	MAT9001 significantly reduced median apolipoprotein AI levels by 15.3 percent compared to 10.2 percent for Vascepa (p=0.003);

●	MAT9001 significantly reduced median apolipoprotein CIII levels by 25.5 percent compared to 5 percent for Vascepa (p-value=0.006); and

●	MAT9001 significantly reduced median PCSK9 levels by 12.3 percent compared to an 8.8 percent increase in PCSK9 levels for Vascepa (p-value <0.001).

MAT9001 also met its primary PK endpoint relative to Vascepa, with statistically superior omega-3 bioavailability (baseline adjusted AUC and Cmax, approximately 6-fold higher with MAT9001 on Day 14).

Following initial announcement of these data in 2015, due primarily to cardiovascular regulatory and commercial market conditions, as well as limited financial resources, we postponed further development of MAT9001 until such time as data could became available from REDUCE-IT, Amarin’s cardiovascular outcomes trial. The REDUCE-IT data were announced in the fall of 2018, with robust clinical benefit in 8,000+ higher-risk patients with elevated triglycerides despite adequate LDL-C control with statins, including both primary and secondary prevention cohorts. Following the release of their data, we promptly re-activated our development program for MAT9001.

With the support of a world-class team of key opinion leaders, clinicians and regulatory experts, the development program for MAT9001 is designed to (a) complete studies required for approval for an initial indication to treat SHTG and, (b) complete additional trials to demonstrate the differentiation of MAT9001 vs. competitive approved omega-3 products and also create the potential for subsequent label enhancement in a broader dyslipidemic patient population, thus positioning MAT9001 to become the potential best-in-class omega-3 prescription product for the treatment of cardiovascular patients with elevated triglycerides. Our regulatory strategy is intended to follow a 505(b)(2) registration pathway for the initial SHTG indication, consistent with the feedback we received from FDA. The IND was reactivated in the second quarter of 2019.

During the second half of 2019 and the first quarter of 2020 we completed a 28-day preclinical comparative bridging toxicology study, initiated and competed the in-life portion of an additional 90-day preclinical comparative bridging toxicology study, and initiated and completed the clinical dosing for a comparative 4-way crossover clinical bioavailability study versus Lovaza in 36 healthy volunteers. Key endpoints and assessments include PK parameters (e.g., AUC, Cmax, Tmax, t1/2) for total EPA, DHA and DPA and comparison of PK parameters for MAT9001 in the fasted and fed (high fat meal) state.

Following completion of these studies and receipt of final study reports, which is expected during the second quarter of 2020, we will be requesting an End-of-Phase 2 Meeting with FDA to discuss our plans for a pivotal Phase 3 SHTG registration study. We anticipate, subject to feedback from FDA, that the study will be a placebo-controlled study with two dose groups of MAT9001: 2 gram and 4 gram/day. We anticipate that approximately 390 patients will be randomized 1:1:1. It is planned that MAT9001 will be dosed either once or twice daily without regard to meals. The primary endpoint of the study is anticipated to be change in TG levels at Week 12.

In addition to the studies required for approval to treat SHTG, we intend to conduct additional trials, including a second comparative PD study vs. Vascepa, known as the ENHANCE-IT study (Pharmacodynamic Effects of a Free-fatty Acid Formulation of Omega-3 Pentaenoic Acids to ENHANCE Efficacy in Adults with Hypertriglyceridemia) and, potentially, a second Phase 3 trial of MAT9001 as an add-on to statin therapy in patients with elevated triglycerides (150-499 mg/dL) at risk for cardiovascular disease. We anticipate the ENHANCE-IT study will generate topline data in Q4 of 2020.

ENHANCE-IT is an open-label, randomized, 28-day crossover study to assess the PD effects of MAT9001 vs. Vascepa. The study will enroll approximately 100 adult men and women with elevated triglycerides (150-499 mg/dL), with at least 50% of study subjects with TGs ≥ 200 mg/dL. The study consists of two 28-day treatment periods, with a washout period of at least 28-days between treatments and will be conducted at approximately eight sites in the United States. MAT9001 and Vascepa will each be administered twice daily with food in accordance with currently approved Vascepa labeling. Measurements of lipid parameters (triglycerides, Total-, LDL-, VLDL-, HDL-, and non-HDL cholesterol, apolipoproteins A1, B and C3, and PCSK9) and omega-3 blood levels will be obtained at each baseline and at the end of each treatment period. The primary endpoint is the percent change from baseline to end-of-treatment in plasma triglycerides.

Differentiating MAT9001

In contrast to all other approved omega-3 based prescription-only products, MAT9001 was specifically designed for the treatment of SHTG and mixed dyslipidemia. There are four specific areas of differentiation from existing products, including Vascepa, Epanova and Lovaza:

1.	Composition – Potential unique mechanistic features of MAT9001 arise from its proprietary composition of omega-3 fatty acids, most notably the inclusion of meaningful amounts of DPA, unlike existing competitive omega-3 products. DPA has a number of unique features, including being the most potent TG-lowering of the primary individual omega-3 fatty acids. The observation of reduced levels of PCSK9 in our prior head-to-head study with Vascepa were also most like attributable to the unique contributions of DPA. In addition, MAT9001 does not contain meaningful levels of DHA, unlike other EPA/DHA combination products such as Lovaza and Epanova – DHA is known to have the potential adverse effect (particularly in patients with SHTG) of raising serum LDL-C levels. In contrast, products with very low concentrations of DHA, such as Vascepa, have not shown meaningful increases in LDL-C relative to placebo in either the SHTG or mixed dyslipidemia patient populations.

2.	Bioavailability – Unlike ethyl-ester omega-3 fatty acid formulations (Lovaza and Vascepa), MAT9001 is formulated as a free fatty acid, and does not require enzymatic breakdown in the small intestine before it can be adequately absorbed. Intestinal lipases, which break down ethyl esters in the gut, are secreted in response to food, particularly dietary fats. Therefore, ethyl-ester omega-3 formulations cannot be optimally absorbed unless they are taken with a high-fat meal, which is contraindicated in patients with HTG. Because MAT9001 is less reliant on food and dietary fat content for optimal absorption, it has significantly greater bioavailability than ethyl-ester forms under the guideline-recommended diet conditions for patients with elevated blood lipids. Our prior head-to-head PK/PD trial compared the bioavailability of MAT9001 and Vascepa (an ethyl ester formulation) on a low-fat diet; as previously noted patients taking MAT9001 had five times higher blood plasma levels of EPA in comparison to patients taking Vascepa. Additional benefits of MAT9001’s superior bioavailability may include flexible dosing (once or twice a day, not dependent on meals), and, if lower doses of a more bioavailable compound give comparable TG reductions to existing therapies, a reduced pill burden and accompanying heightened patient compliance.

3

Potency – As a direct consequence of both its high bioavailability (and its ability as a free fatty acid formulation to generate higher blood levels of EPA than other available products) and the more potent TG-lowering properties of DPA, MAT9001 has been specifically designed to provide superior degrees of TG-lowering than other available products in the omega-3 class. This superiority has already been highlighted in our initial head-to-head study versus Vascepa, and we expect to validate these findings in ENHANCE-IT, an upcoming second head-to-head study.

4	Encapsulation – One challenge in optimizing our free fatty acid formulation of MAT9001 is the fact that free fatty acids in general tend to be more volatile than their ethyl ester counterparts, and could, potentially, be associated with more risk for accompanying gastrointestinal (GI) symptoms. In order to overcome this, delayed release technology is applied to reduce exposure in the stomach and to ensure that MAT9001 is delivered farther along the GI tract, where it will be better tolerated and optimally absorbed. Our unique proprietary capsule technology incorporates the delayed release technology as part of the soft gelatin capsule and potentially creates a more stable, more reliable protection for the free fatty acid contents, and minimizes the risks of adverse GI symptoms.

In summary, we believe that MAT9001, with its unique composition of omega-3 free fatty acids, its increased plasma concentrations of EPA compared to Vascepa, its potential for once-a-day dosing and flexible/convenient administration (not requiring administration with food), and its already-documented high bioavailability and superior potency in reducing triglycerides in studies to date, is well-positioned to address significant unmet medical needs and become a standard of care in the treatment of patients with HTG. Furthermore, given its potential unique synergism with statins (which tend to elevate PCSK9) we believe that MAT9001 has significant potential as a future first-line addition to statins in the treatment of mixed dyslipidemia.

LNC Platform Delivery Technology

We have leveraged our platform LNC platform delivery technology to develop two clinical-stage products that we believe have the potential to become best-in-class drugs in their respective therapeutic classes. Our lead LNC platform delivery technology product candidate, MAT2203, is an orally-administered LNC formulation of a broad spectrum anti-fungal drug called amphotericin B. We believe there are opportunities for a potentially rapid approval of MAT2203 for the treatment of certain invasive fungal infections in areas of high unmet medical need which can be substantially supported by non-dilutive government funds. In partnership with the National Institutes of Health (NIH), we have conducted numerous preclinical studies of MAT2203 for the treatment of cryptococcal meningitis (CM), a deadly fungal infection that affects the brain, typically in immunocompromised individuals. In such studies, we observed the potential for MAT2203, utilizing our LNC platform delivery technology, to (a) cross the blood-brain barrier, (b) treat this infection and (c) eliminate the toxicity normally associated with intravenous delivery of amphotericin B.

Based upon the preclinical data generated by the NIH, the NIH has financially supported a grant application from the University of Minnesota to conduct the EnACT study in Uganda. This study was initiated in October 2019 and is exploring the use of MAT2203 for both induction and maintenance therapy in the treatment of CM, CM is one of the most frequent and opportunistic infections in HIV patients. Given the high morbidity associated with CM in HIV patients, the clinical unmet need is globally very high with the global burden estimated at 1 million cases annually. We plan to leverage the 505(b)(2) regulatory pathway for MAT2203, in part relying upon FDA’s findings of the efficacy of amphotericin B. This strategy was discussed with the FDA in June 2019 where we outlined our development plans for MAT2203 in CM and received FDA approval to proceed with the EnACT study. We have received orphan designation for the CM indication and we plan to seek accelerated approval for this indication following the availability of the results of the ongoing EnACT Study. We believe that this study may have the potential to become a pivotal study to support approval of MAT2203 for the treatment of CM.

Our second clinical stage LNC-based product candidate is MAT2501, an orally administered formulation of the broad-spectrum aminoglycoside antibiotic amikacin which may be used to treat different types of multidrug-resistant bacteria, including non-tuberculous mycobacterium infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. This formulation also applies our proprietary LNC platform delivery technology. In May 2017, we completed and announced topline results from a Phase 1 single escalating dose clinical trial of MAT2501 in healthy volunteers in which no serious adverse events were reported and where oral administration of MAT2501 at all tested doses yielded blood levels that were well below the safety levels recommended for injected amikacin, supporting further development of MAT2501 for the treatment of NTM infections. In 2019, following a grant from the Cystic Fibrosis Foundation (CFF), we completed preclinical studies with Colorado State University which further demonstrated the potential for MAT2501 in treating cystic fibrosis-associated NTM lung infections. Following review of this data and discussions with the CFF, we are in the process of applying for a grant from the CFF to fund development of MAT2501 through Phase 2.

MAT2203 - Product Profile

MAT2203 is an orally-administered, LNC formulation of amphotericin B (a broad-spectrum fungicidal agent). Little to no clinical resistance has been reported to date with amphotericin B as compared to the rapidly emerging drug resistance seen in other antifungal therapies. Currently, IV administered amphotericin B is the only broad spectrum fungicidal; however, it has significant treatment-limiting side effects, most notably nephrotoxicity. The ability to provide amphotericin B orally using our proprietary and novel oral formulation comprising our LNC platform delivery technology, may offer a new and promising alternative for patients and doctors. In a clinical Phase 1 single-dose, double-blind, dose-escalating, pharmacokinetic study of 48 healthy volunteers, oral MAT2203 was observed to be well tolerated with no serious adverse events reported, and without any observed nephrotoxicity. The most commonly reported AEs were nausea and abdominal pain. None of the AEs were related to abnormal laboratory evaluations. All treatment emergent adverse events (TEAEs) were mild except 1 instance of “upper respiratory tract infection” which was moderate in a subject following 800 mg MAT2203. No AEs led to withdrawal. There were no serious AEs. There was one pregnancy (subsequently determined that the conception date was 1 to 2 days prior to dosing) resulting in elective termination from the study. More recently, in our Phase 2 trial of MAT2203 conducted by the NIH, four out of four enrolled patients suffering from chronic refractory mucocutaneous candidiasis met their primary efficacy endpoint. Three patients continue on treatment, of which two have been successfully taking MAT2203 for more than three years as part of a long-term safety extension, with no evidence of kidney or other toxicity frequently associated with the use of amphotericin B.

Antifungal Market Opportunity

The overall global antifungal market accounted for approximately $11.9 billion in 2018 and is expected to reach approximately $13.9 billion by 2026. In 2018, the global invasive fungal infection market was valued at more than $6 billion. This includes therapies used as active treatment or prophylaxis (preventative) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients and therapies used for the treatment of patients who are being discharged from the hospital. We estimate that, each year, there are over 1.5 million cases of invasive fungal infections caused by various species of Candida, Aspergillus and Cryptococcus, the three most common invasive fungal pathogens, globally. The estimated incidence in the U.S. for these conditions is approximately 46,000 for invasive candidiasis, 15,000 for invasive aspergillosis, and 3,700 for CM. For example, aspergillosis-associated hospitalizations in the U.S. alone came at an estimated treatment cost of more than $1 billion. The rapid progression of disease and high mortality rates (20% - 50%) associated with documented invasive fungal infections often result in antifungal therapy being administered in suspected (unconfirmed) cases or as a preventative measure in patients at high risk. Also, the increasingly widespread use of immune suppressive drugs as cancer chemotherapy or for organ transplantation or treatment of autoimmune disease has resulted in an increasing population of patients at risk for invasive fungal infections. Furthermore, the limited number of systemic antifungal drug classes, consisting of azoles, echinocandins and polyenes, and their extensive use, has led to increased numbers of infections with drug-resistant strains. The Centers for Disease Control and Prevention (CDC) has listed fluconazole-resistant Candida as a serious threat requiring prompt and sustained action and has also identified a rise in echinocandin resistance, especially among Candida glabrata. In June 2016, the CDC issued an extraordinary alert for healthcare facilities and providers to be on the lookout for patients with Candida auris, a multidrug resistant strain with high mortality (approximately 60%). Almost half of C. auris isolates are multidrug resistant to two or more antifungal classes (large majority resistant to fluconazole, 40% resistant to echinocandins). We believe this underscores the urgent need for new agents with demonstrated activity against resistant strains and that can be administered with significantly less toxicity and the potential to discharge patients earlier to reduce hospital stays and associated costs.

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

Our Solution – MAT2203

Our lead anti-infective product candidate, MAT2203, is an application of our LNC platform delivery technology to a broad spectrum anti-fungal drug called amphotericin B. Traditionally, amphotericin B is an IV-administered drug used as a last resort for treatment of systemic fungal infections resistant to triazoles and echinocandins, including resistant candidiasis, cryptococcal meningoencephalitis, and aspergillosis. To date, there have been little to no reports of clinically observed drug-resistance to amphotericin B, further bolstering the use of this compound as the most likely last resort treatment for fungal infections in the foreseeable future. However, the use of amphotericin B is relatively limited because it is currently only available as an IV-administered product and has documented history of severe toxicity (most notably nephrotoxicity). By utilizing our LNC platform delivery technology to nano-encapsulate amphotericin B, there is now an opportunity for the drug to be administered orally with targeted delivery to infected cells, which we believe may have fewer side effects than the currently available IV-formulations of amphotericin B. Our LNC delivery of amphotericin B changes the bio-distribution, resulting in a higher level of the drug at the site of infection and a lower level of circulating amphotericin B. By reducing the amount of circulating drug, our LNC platform delivery technology may reduce overall toxicity. Importantly, drug concentrations will be high only in tissues due to the migratory nature of macrophages to inflammatory regions. Based upon our studies to date, we believe MAT2203 has the potential to offer improved safety and reduced toxicity and, as a result, we believe MAT2203 will be able to offer a categorically different formulation that delivers orally administered amphotericin B, directly to the target cell at the site of infection. In collaboration with the NIH, in multiple studies, we have demonstrated in CM mouse models that our LNC-delivered amphotericin B, following oral administration, has the ability to successfully cross the blood brain barrier to the site of infection in mice. This demonstration provides important data indicating that our LNC platform delivery technology could become an important delivery solution for a variety of CNS-based disorders and diseases.

We believe that MAT2203 has the potential to become a best-in-class induction, consolidation, and maintenance therapy for the treatment of CM in HIV patients by offering the following key benefits:

●	Potential to treat resistant pathogens. We believe that MAT2203 has the potential to prevent and treat fungal infections caused by drug-resistant fungi, including those resistant to existing azoles and echinocandins, due to amphotericin B’s fungicidal (i.e. killing the fungi) nature and potency against resistant strains and the potential for our cochleate drug delivery platform to provide higher drug exposure early in the course of therapy.

●	Enabling an all-oral therapy. CM has become the most common cause of adult meningitis in many parts of Africa, where cryptococcosis now rivals tuberculosis in all-case mortality. While long-term survival has improved with widespread use of antiretroviral therapy in high income countries, early mortality remains high. Early mortality rates are often ~ 70% in routine practice where access to diagnostics or medications is limited or unavailable, intracranial pressure is uncontrolled, or in settings where other barriers to the management of CM exist. IV administration of amphotericin B deoxycholate is not often possible in resource-limited settings, even when it is available.

●	Shorter and less costly hospital stays and lower outpatient costs. By providing physicians and patients with access to an orally available, broad spectrum fungicidal agent in MAT2203, there is the potential to reduce hospital costs, which account for over 70% of the overall treatment cost of invasive fungal infections.

The FDA has granted MAT2203 designations for Qualified Infectious Disease Product, or QIDP, and Fast Track for the treatment of invasive candidiasis and aspergillosis, for the prevention of invasive fungal infections in patients on immunosuppressive therapy, and the treatment of cryptococcosis. We recently also received Orphan Drug Designation for MAT2203 for the treatment of CM. The FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. The orphan drug designation provides eligibility for orphan drug exclusivity in the United States upon FDA approval if a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation. For a product that obtains orphan drug designation on the basis of a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients unless the FDA requires otherwise by regulation, and tax credits for the cost of the clinical research. The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for Fast Track designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity. Fast Track designation enables more frequent interactions with FDA to expedite drug development and review. Fast Track designation does not change the standards for approval and we can provide no assurances that we can maintain Fast Track designation for MAT2203 or that such designation will result in faster regulatory review. The seven-year period of marketing exclusivity provided through orphan designation, if granted, combined with an additional five years of marketing exclusivity provided by the QIDP designation positions MAT2203 with a potential for a total of 12 years of marketing exclusivity to be granted at the time of FDA approval. Our plan is to further secure QIDP/Fast Track/Orphan Designation for the initial development target indication of CM.

Development History of MAT2203 and Initial Target Indication

MAT2203 was studied in animal model studies of various fungal infections including invasive candidiasis, aspergillosis and CM.

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

In January 2018, the NIH reported positive data from a third patient enrolled in this study. This third patient, with long-standing azole resistant mucocutaneous candidiasis, met the primary endpoint of the Phase 2a study in achieving ≥ 50% clinical response with treatment of MAT2203. MAT2203 was well tolerated with any adverse events observed being mild in severity and unrelated to study drug. With this third positive response, the study has met its statistical hurdle for success. In June of 2018, the NIH reported that a fourth patient had enrolled in the study and had met the primary endpoint in achieving ≥ 50% clinical response with treatment of MAT2203. All four patients had been enrolled in a long-term study extension and the initial two patients have now shown no signs of kidney or liver toxicity over the approximately twenty-four months of being administered MAT2203. The third patient was required to drop out of the long-term safety portion of the study due to the development of an infection that does not respond to amphotericin B. The fourth patient continues in the long-term safety extension for the study. The clinical response to MAT2203 seen in all three patients continuing on drug has been maintained and/or improved during the extension period in addition to patients reporting meaningful quality-of-life improvements.

VVC Study

In late 2017, we announced the topline data from our phase 2 study in vulvovaginal candidiasis (VVC) using MAT2203. In the context of our overall program for MAT2203 with the aim to develop our lead product initially for the treatment of invasive fungal infections, our goal was, in addition to further establishing the safety and tolerability of MAT2203, to demonstrate efficacy of MAT2203 through a mechanism involving systemic absorption in a non-life threatening fungal infection. This study concept was consistent with early human efficacy studies in the development of other anti- fungal therapies. This Phase 2 study was not designed or powered to support an indication for the treatment of VVC and therefore supplant fluconazole as the standard of care. The key data generated from this study included additional safety and tolerability data.

In this VVC study, the primary endpoint of safety was met, and it was demonstrated that oral delivery of encochleated amphotericin B is safe and well tolerated without the renal and hepatic toxicities that can be seen with administration of intravenous amphotericin B.

Development Plan

In June 2019, we met with FDA to review our development plan and study design for the EnACT study as well as our plans to leverage a 505(b)(2) pathway, relying, in part, upon FDA’s findings of safety and efficacy of I.V. amphotericin B. Overall, FDA provided positive feedback on our regulatory strategy and clinical development plan to conduct a next study in CM. The EnACT Study was initiated in October 2019 and is currently being conducted in Uganda under a US investigational new drug application (IND). In February 2020, we announced that the phase 1 portion of the EnACT study had been completed with no significant tolerability or safety issues observed. Data from the dose escalation phase of the study demonstrated that MAT2203 was safe and well tolerated across all three doses tested (1g, 1.5g and 2g). Also in February of 2020, the independent Data Monitoring Safety Board (DSMB) for the study unanimously approved the commencement of phase 2 of the EnACT trial which is designed to explore the use of MAT2203 for both induction and maintenance therapy in HIV-patients with CM.

The efficacy portion of the study, or phase 2, has been designed as an open-label trial to evaluate the safety, tolerability, and microbiologic efficacy of oral MAT2203 as part of induction and consolidation treatment of HIV-infected patients with CM compared with standard intravenously delivered amphotericin B. Participants in the study will be enrolled in sequential cohorts designed to mitigate the risk associated with these very sick patients. Induction treatment in each cohort will start with IV amphotericin and flucytosine treatment with oral MAT2203 administered as step-down treatment for the initial two cohorts (with earlier step-down to MAT2203 in each subsequent cohort.) The next two cohorts will test the induction of treatment with our MAT2203 product, with step-down treatment to IV amphotericin. The final cohort of patients will have a MAT2203 induction treatment (plus flucytosine) without IV administered amphotericin B (all-oral treatment). The primary endpoint for this trial will be the rate of cerebrospinal fluid (CSF) cryptococcus clearance as measured by serial quantitative CSF fungal cultures.

We expect to announce progression from cohort to cohort in the EnACT trial during 2020 and 2021 without releasing individual data sets. We anticipate completion of the EnACT trial in late 2021.

In addition to the clinical portion of our development program, we have also completed a 90-day preclinical toxicology study to support dosing with MAT2203 in the EnACT study. In both the preclinical work and in phase 1 of the EnACT study, there have been no signs of toxicity.

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

Figure 2 Formation of Cochleate

Cochleates have been shown to improve existing drugs by providing 1) cell-targeted delivery; 2) reduced blood levels thereby reducing toxicity; and 3) oral delivery of drugs now only available intravenously. Cochleates work by encapsulating molecules of drugs in a solid, anhydrous, crystalline structure, protecting them as they pass through the GI tract where they cross the mucous membrane. Once the cochleates have crossed the mucosal barrier of the GI tract into the lymphatic system, they are picked up by particle scavenging cells of the mononuclear phagocytic system, such as macrophages and dendritic cells. (Figure 3). Activated macrophages, with drug-cochleate inside, migrate to the site of infection or to the target organ and deliver amphotericin B.

Cells in the mononuclear phagocytic system are immune cells that have the capacity to engulf and destroy numerous potentially pathogenic materials and organisms within the body. These cells are found in almost every site of the body, save a few ‘immune privileged’ sites (e.g. eyes, fetus, and testes). Such cells help with non-specific (innate) immune defenses as well as help initiate specific (adaptive) immune responses. Thus, they play a critical role bridging the gap between innate and adaptive immune responses. Our core capabilities combine the use of lipids as active pharmaceutical ingredients (API) and the use of lipids in “cochleate-shaped” lipid-crystal nano-particle drug delivery vehicles. Therapeutic applications of our proprietary delivery technology were initially focused on the delivery of several potent and highly efficacious anti-fungal and anti-bacterial agents which are currently still associated with serious side effects, including irreversible toxic effects on kidney and hearing function. We believe our technology has the potential for targeted delivery of these agents, which positions us to be at the forefront of dealing with these very serious problems. We have now also expanded our research and development efforts for our LNC platform delivery technology to focus on the delivery of a wide range of therapeutic treatments, in particular those in the oligonucleotide space (siRNA, DNA, antisense DNA, mRNA, and CRISPR-Cas9). We continue to push forward our business development efforts to further expand our collaborations across pharma and biotech companies who have innovative therapies with delivery challenges which may be addressable with our LNC platform delivery technology.

Multi-organ Protection: A key innovation of our cochleate delivery technology is our ability to package medication inside lipid-crystal particles without leaking. Because of their crystal nature, these particles are truly solid and hold on tightly to their medication pay-load. This is where the cochleate delivery technology differs markedly from other lipid-based delivery technology, such as liposomal delivery. Liposomes are liquid delivery systems which typically leak some of their drug content into the circulatory system, thus still exposing vulnerable organs and tissues to potential toxic effects. Keeping potentially organ-toxic medications inside the lipid-crystal particles significantly differentiates our cochleate delivery technology from other drug-delivery approaches.

Targeted Delivery: The size of our individual cochleate lipid-crystals is typically in the range of 50-500 nm. This is very small and by comparison close to the size of a large virus or a small bacterium. Our body produces several cell-types that are designed to remove viruses and bacteria from our system. These cell types, such as macrophages, are part of our immune system and “swallow” the bacteria and viruses they encounter in order to protect us from infections. Because of the size our lipid-crystal cochleate particles and the phospholipid surface structure (the cell membranes of bacteria are also made up from phospholipids), macrophages tend to absorb these cochleate particles very well.

Oral Formulation: Many drugs that are currently on the market are only effective in treating diseases when administered intravenously. For example, many anti-infective drugs must be administered intravenously in order to be effective. IV administration presents several challenges to care, such as risk of infection, patient discomfort from injections, and higher cost of care than anti-infective drugs that can be taken orally (IV delivery must be performed by a doctor or nurse, often within a very expensive hospital setting). Although several technologies have been used to attempt to convert IV drugs to orally delivered medications, success has been limited due to the difficulty in achieving adequate bioavailability (i.e., the amount of drug that is absorbed into the body) with oral formulation. We believe that the unique cochleate crystal-structure in our platform technology protects the drug from degradation when it passes through the GI tract and that its lipid surface features facilitate the particle to be absorbed into the blood stream. The potential application of our cochleate delivery technology for the delivery of injectable medications offers significant clinical and commercial value if successfully demonstrated in human clinical trials. It is our intent to further validate the LNC platform delivery technology in our ongoing CM study.

Our cochleate LNC technology changes the delivery of medicines in a unique manner and alters the bio-distribution of these medications by targeting tissues and organs that are affected by infection and inflammation. Besides IV-only anti-infectives such as amphotericin B and amikacin, we have orally delivered in animal studies the influenza vaccine, siRNA, NSAIDs, other anti-infectives such as atovaquone, and many other compounds across multiple therapeutic areas, demonstrating the potential broad application of our technology. We have observed rapid local accumulation in infected tissues, which appear to be the result of transport of our drug-loaded cochleates by macrophages and other immune-cells. For example, in a mouse model of invasive candidiasis, comparing orally administered MAT2203 to injected amphotericin B deoxycholate (original drug Fungizone), we observed amphotericin B levels above the minimal inhibitory concentration inside infected organs on day 1 with MAT2203 treatment while such levels were not reached with the injected original amphotericin-deoxycholate product until 3-4 days of treatment. Such kinetics have been seen before with other medications, such as macrolide antibiotics (e.g. azithromycin). It appears from our data that the kinetics of cochleate delivery has similarities to the kinetics of macrolide antibiotics. We expect that additional preclinical and clinical work on the kinetics of our cochleate products will further elucidate the mechanism of cochleate delivery to the site of infection or inflammation.

Strategic Collaborations Using LNC Platform Delivery Technology

We believe our LNC platform delivery technology can be used to reformulate a wide variety of molecules and drugs which, (i) require delivery technology to effectively protect molecules and drugs in the body and could benefit from efficient delivery and cellular uptake by target cells, and (ii) are currently only available in IV formulations or, (iii) otherwise experience significant toxicity-related adverse events. We have tested a range of pharmaceutical compounds reformulated by our cochleate delivery technology in proof-of-concept animal studies, including oligonucleotides (mRNA, siRNA, DNA plasmids), vaccines, anti-inflammatory agents, NSAIDs and atovaquone. By way of example, in 2016 we received a U.S. patent related to LNC compositions and methods of forming encochleated siRNA, which can be used to regulate gene expression. We intend to pursue opportunities to develop products, either alone or in partnership with other pharmaceutical or biotech companies, related to this technology and this remains a key part of our strategy to maximize the value of this unique and disruptive lipid-crystal nanoparticle delivery technology.

We continue to actively collaborate with the NIH on a number of therapeutic fronts to further expand the generation of data to support broad use of our LNC platform delivery technology across broad therapeutic treatment modalities. In July 2018, we announced a research collaboration with the National Institute of Neurological Disorders and Stroke (NINDS), part of the NIH focused on the development of a novel therapy for the treatment of HIV combining targeted antisense oligonucleotides (ASO) and our LNC platform delivery technology. The goal of this collaboration is to leverage the unique attributes of our LNC platform delivery technology to safely, effectively and efficiently deliver ASO intracellularly to inhibit Trans-Activator of Transcription (Tat)/viral mRNA translation. Tat is a contributing factor in three major aspects of HIV infection post treatment with antiretroviral therapy (ART): viral replication/latency, chronic inflammation and neurological complications. Tat is a key regulatory protein not specifically targeted by currently available ART. In vitro and in vivo studies will be conducted to determine optimal structures for incorporating ASOs into the LNC platform delivery technology, delivery into target cells and the effective inhibition of Tat and/or viral replication while monitoring Tat-induced cytotoxicity.

In January 2019 we announced a research evaluation with an undisclosed top global pharmaceutical company aimed to evaluate synergistic effects of our LNC platform delivery technology with our partner’s nucleic acid polymer technology. Formulations will be developed using our LNC platform delivery technology which enables the development of a wide range of difficult-to-deliver molecules. Promising formulations will be tested in in vitro and in vivo preclinical studies. For competitive reasons, the agreement stipulates certain confidential provisions, including the pharmaceutical company’s identity, the therapeutic molecule(s), the intended targets and the financial terms of the agreement.

In May 2019 we announced a research collaboration with ViiV Healthcare, a global specialist HIV company established by GlaxoSmithKline and Pfizer dedicated to delivering advances in the treatment and care of people living with HIV or who are at risk for developing HIV. As part of this collaboration, formulations of select antivirals will be developed using our LNC platform delivery technology. Promising formulations will be tested in in vivo preclinical studies to identify a lead LNC antiviral formulation to take forward in development.

In December 2019, we announced a feasibility collaboration with Genentech, a Roche company, to evaluate formulations of a number of Genentech compounds utilizing our LNC platform delivery technology.

We continue to evaluate additional potential strategic collaborations with other interested biotech and pharmaceutical partners. These early stage, proof-of-concept evaluations could provide an efficient, less expensive pathway to create numerous strategic verticals in areas of innovative medicine while capitalizing on the development expertise and financial resources of well-established pharmaceutical and biotech companies. Data from these evaluations could position us as a licensor of our LNC platform delivery technology to numerous strategic partners better positioned to absorb the risks and costs of drug development while allowing our company to become a royalty aggregator with the potential to generate upfront license, milestone and royalty payments as we maximize the value of the overall LNC platform delivery technology

Exclusive License Agreement with Rutgers University

Through our acquisition of Aquarius Biotechnologies Inc., we acquired a license from Rutgers University for the LNC platform delivery technology. The Amended and Restated Exclusive License Agreement between Aquarius and Rutgers, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) provides for, among other things, (1) a license issue fee of $25,000 paid upon execution, (2) an increased equity interest in the company from 5% to 7.5% of Aquarius (prior to our acquisition of Aquarius in the Aquarius Merger), (3) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (4) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (5) an annual license fee of initially $10,000, increasing to $50,000 over the term of the license agreement. We also agreed to assume the responsibility to pay required patent prosecution and maintenance fees covering the technology.

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

Exclusively Licensed and Matinas-Owned Intellectual Property Relating to Our Proprietary LNC Platform Delivery Technology and MAT2203

The patents and patent applications that we exclusively license from Rutgers University provide patent protection for the proprietary chemistry technology used in our process to make our lipid nano-crystal and geodate cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203, our lead product comprising the LNC platform delivery technology. Pursuant to our license agreement, we acquired rights to a portfolio that currently includes 8 pending applications and 24 issued U.S. and foreign patents, including 16 patents issued within the last 4 years, which extends patent protection until at least 2033. In addition, we have over 30 Matinas-owned pending patent applications filed both in the United States and in foreign jurisdictions within the past 4 years. We have chosen to file these patent applications in selected foreign markets that we consider important for our product candidates. These international markets generally include Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia and Mexico. These pending patent applications can extend patent protection through 2039. This patent portfolio covers our cochleate delivery system which covers a broad spectrum of technology, including amphotericin B cochleates, geodate cochleates, methods of delivering nutrients or biologically relevant molecules to a host using cochleates, cochleate vaccine compositions and protein-lipid vesicles, small interfering RNA cochleates, methods of enhancing the encochleation of hydrophilic molecules, cochleates made with low purity soy phosphatidylserine, methods of treating Mycobacterial infections, and methods of treating cryptococcus infections.

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

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our proprietary LNC platform delivery technology as well as the manufacture of certain intermediates utilized in MAT9001, as well as our soft gelatin capsule formulation, are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

MAT9001

Our competitors, both in the United States and abroad, include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with SHTG, which was approved by FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of SHTG and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the United States. In 2012, Amarin Corporation received an approval to market its prescription-only omega-3 ethyl ester called Vascepa® for the treatment of SHTG. In December of 2019 Vascepa was approved in the US for the reduction of cardiovascular risk in high risk patients with TGs > 150 mg/dL despite statin therapy.

In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with SHTG. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). To date, AstraZeneca has not launched Epanova in the United States or in any other territory around the world. AstraZeneca had been conducting a long-term outcomes study to assess Statin Residual Risk Reduction with EpaNona in HiGh Cardiovascular Risk PatienTs with Hypertriglyceridemia (STRENGTH). The study was a randomized, double-blind, placebo-controlled (corn oil), parallel group design that is believed to have enrolled approximately 13,000 patients with HTG and low HDL and high risk for cardiovascular disease randomized 1:1 to either corn oil plus statin or Epanove plus statin, once daily. On January 13, 2020, following the recommendation of an independent data monitoring committee, AstraZeneca decided to end the STRENGTH trial due to its low likelihood of demonstrating benefit to studied patients, i.e. patients with mixed dyslipidemia who were at increased risk of cardiovascular disease. AstraZeneca also stated that full data from the STRENGTH trial will be presented at a future medical meeting.

In addition, in March 2017, Kowa Research Institute (a subsidiary of the Japanese company Kowa Co., Ltd.) initiated a Phase 3 cardiovascular outcomes trial titled PROMINENT, examining the effect of pemafibrate in reducing cardiovascular events in Type II diabetic patients with HTG. Kowa Research Institute has publicly estimated study completion in May 2022, and if successful, US regulatory approval is estimate mid-2023.

During 2018, two outcomes studies were completed of omega-3 mixtures which both failed to achieve their primary endpoints of cardiovascular risk reduction and two meta-analyses were published showing that omega-3 mixtures are not effective in lowering cardiovascular risk. Results of these failed outcomes studies and analysis, while not done with MAT9001, may negatively affect utilization of MAT9001, if approved. For example, results of VITamin D and OmegA-3 TriaL (VITAL), failed to achieve its primary endpoint of lowering cardiovascular events. VITAL was an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid mixture supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide US cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk. Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. In a meta-analysis, presented in 2018 by the Cochran Foundation and separately as published in JAMA, additional omega-3 studies were evaluated. Similar to the VITAL and ASCEND studies, most of the studies in these omega-3 meta-analyses were of omega-3 mixtures, including DHA, and most were studies of relatively low doses of omega-3 as is associated with dietary supplementation and/or they studied relatively low risk patient populations. The exception was the JELIS study, conducted in Japan, of highly pure EPA which showed a positive outcome benefit but had significant limitations in its application to a wider population. The negative results from such omega-3 mixture studies could create misleading impressions about the use of omega-3s generally, including MAT9001, despite the unique combination of active ingredients in MAT9001 and its higher dose regimen.

We are also aware of other pharmaceutical companies that are developing products that, if successfully developed, approved and marketed, would potentially compete with MAT9001. Acasti Pharma, or Acasti, a subsidiary of Neptune Technologies & Bioresources Inc., announced in December 2015 that it intends to pursue a regulatory pathway under section 505(b)(2) of the FDCA for its omega-3 prescription drug candidate, CaPre® (omega-3 phospholipid), derived from krill oil, for the treatment of HTG. In September 2016, Acasti announced positive results from its pivotal bioavailability bridging study comparing CaPre to Lovaza, establishing a scientific bridge between the two that is expected to support the feasibility of a 505(b)(2) regulatory pathway. In the first quarter of 2018, Acasti initiated a Phase 3 clinical program (TRILOGY 1 & 2) to assess the safety and efficacy of CaPre in patients with very high (≥500 mg/dL) triglycerides. In January 2020, Acasti announced topline results of the TRILOGY 1 trial of CaPre. The study did not reach statistical significance and further analysis is underway. In February 2020, Acasti announced their intention to request a meeting with the FDA to discuss the TRILOGY 1 data and will seek guidance about how to conduct the analysis of the TRILOGY 2 data. As a result, Acasti also stated that they expect to announce topline results of TRILOGY 2 in the third quarter of 2020. NDA submission (if any) and resultant review/approval timelines will be announced following completion of TRILOGY 1 and 2 data analysis.

In February 2020, Arrowhead Pharmaceuticals announced interim clinical results from the ongoing Phase 1/2a studies of its two RNAi-based cardiometabolic candidates, ARO-APOC3 targeting apolipoprotein C-III (APOC3) being developed as a potential treatment for patients with SHTG, and ARO-ANG3 targeting angiopoietin like protein 3 (ANGPTL3) being developed as a potential treatment for dyslipidemias and metabolic diseases. These product candidates are both injectable drugs.

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

We believe that MAT2203 and any other development candidate we may pursue in the future using our proprietary LNC platform delivery technology, paralleled with our scientific and development expertise in the field of drug delivery, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies and public and private research institutions.

MAT2203 will primarily compete with antifungal classes approved for the treatment of candidemia and mold infections, which include polyenes, azoles and echinocandins. The approved branded therapies for these indications include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.), Diflucan (fluconazole, marketed by Pfizer, Inc.), Noxafil (posaconazole, marketed by Merck & Co.), Vfend (voriconazole, marketed by Pfizer, Inc.), Sporanox (itraconazole, marketed by Jansen Pharmaceuticals, Inc.), Cresemba (isavuconazole, marketed by Astellas Pharma US, Inc.), Ambisome (liposomal amphotericin B, marketed by Astellas Pharma US, Inc.) Abelcet (lipid complex amphotericin B, marketed by Sigma Tau Pharmaceuticals Inc.) and amphotericin B deoxycholate (marketed by X-Gen Pharmaceuticals, Inc.). There currently are and may be more generic versions of these products available at the time of MAT2203 market approval, which will create added competition. In addition to approved therapies, we expect that MAT2203 may compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.), rezafungin acetate (being developed by Cidara Therapeutics, Inc.) and certain products being developed by Viamet Pharmaceuticals Holdings, LLC, Vical Incorporated and F2G, Ltd.

Manufacturing

We currently engage with multiple third-party manufacturers to supply us with certain of the intermediates used in MAT9001 and an additional manufacturer to formulate a third intermediate and supply us with the final drug form. We have an additional manufacturer which fills and provides our final MAT9001 capsules. If any of these manufacturers should become unavailable to us for any reason, we have identified a number of potential replacements, although we might incur some delay in qualifying such replacements. We expect to add additional suppliers and manufacturers for both the intermediates and final MAT9001 drug product as we advance MAT9001 further into clinical development.

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

The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one-member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

Employees

As of February 15, 2020, we had 21 full-time employees.

Research and Development

For the years ended December 31, 2019 and 2018, we incurred approximately $11.2 million and $6.8 million, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including our anti-infective product candidates, MAT2203 and MAT2501 as well as support and enhancement of our drug delivery technology.

Corporate and Available Information

We were incorporated in Delaware under the name Matinas BioPharma Holdings, Inc. in May 2013. We have two operating subsidiaries: Matinas BioPharma, Inc., a Delaware corporation originally formed on August 12, 2011 as Nereus BioPharma LLC, and Matinas BioPharma Nanotechnologies, Inc., a Delaware corporation originally formed on January 29, 2015 as Aquarius Biotechnologies, Inc.

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

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $17.4 million and $14.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $84.4 million. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations through private placements and public offerings of our equity securities and, to a lesser extent, through funding from the National Institutes of Health, or the NIH. We have devoted substantially all of our financial resources and efforts to the research and development of potential product candidates. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct additional preclinical and clinical studies of MAT9001, our lead product candidate, as well as the ongoing Phase 2 clinical trial of MAT2203 in CM, conduct additional preclinical and clinical trials to further validate and expand our LNC platform delivery technology, continue research and development, initiate clinical trials and, if development succeeds, seek regulatory approval of our product candidates. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company, particularly as we cease to qualify as an “emerging growth company.” Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and marketable securities, including restricted cash, of approximately $28.4 million as of December 31, 2019, plus an additional approximately $46.7 million in net proceeds from a public offering of our common stock in January 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	the progress, timing, costs and results of our ongoing and planned clinical trials of MAT9001;

●	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, other product candidates, including MAT2203, any future product candidates based upon our cochleate delivery technology platform, including MAT2501, and any preclinical or clinical work done to further validate our cochleate platform delivery technology, generally;

●	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

●	the number and development requirements of other product candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA and comparable non-U.S. regulatory authorities;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

●	the extent to which we acquire or in-license other products and technologies;

●	the costs of operating as a public company; and

●	the effect of competing technological and market developments.

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

As of December 31, 2019, we had outstanding options to purchase an aggregate of 17,529,081 shares of our common stock at a weighted average exercise price of $1.11 per share and warrants to purchase an aggregate of 5,396,812 shares of our common stock at a weighted average exercise price of $0.62 per share. In addition, as of December 31, 2019, we had 4,577 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock may be converted into 2,000 shares of common stock upon the earlier of (i) the request of the holder (ii) the first FDA approval of one of our product candidates, (iii) June 19, 2021 and (iv) the consent of the holders of a majority of the Series B then outstanding. The conversion of preferred shares and the exercise of such outstanding options and the warrants, will result in dilution of the value of our shares. In addition, pursuant to the terms of the merger agreement with Matinas BioPharma Nanotechnologies, Inc. (f/k/a Aquarius Biotechnologies, Inc.), we will be required to issue up to an additional 3,000,000 shares of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing the cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing the cochleate delivery technology.

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

To date, we have only developed limited in-house manufacturing capabilities for the LNC platform delivery technology needed for the clinical development our MAT2203 product candidate and rely exclusively on third party manufacturers for the manufacture of MAT9001. If we do not develop a long term in-house manufacturing capability for the cochleates needed for our product candidates sufficient to produce product for continued development and, if regulatory approval is obtained, then commercialization of these products, we will be dependent on a small number of third-party manufacturers for the manufacture of our product candidates. We may not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to cGMP and similar foreign standards and we would not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

We may be reliant on third party manufactures and suppliers to meet the demands of our clinical supplies. Delays in receipt of materials, scheduling, release, custom’s control, and regulatory compliance issues may adversely impact our ability to initiate, maintain, or complete clinical trials that we are sponsoring. Commercial manufacturing and supply agreements have not been established. Issues arising from scale-up, environmental controls, public health crises, such as pandemics and epidemics, equipment requirements, or other factors, may have an adverse impact on our ability to manufacture our product candidates.

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

Our current plans for filing the NDAs for MAT9001 and MAT2203 include efforts to minimize the data we will be required to generate in order to obtain marketing approval for this product candidate and therefore reduce the development time. Based upon written feedback received from the FDA in 2014, we believe this approach will create the opportunity for us to leverage existing data developed with certain existing omega-3 fatty acids to create a streamlined approach to potential approval for MAT9001 for the treatment of SHTG. Although our interactions with the FDA have encouraged our efforts to continue to develop MAT9001 for SHTG, there is no assurance that we will satisfy the FDA’s requirements for approval in this indication. Likewise, we intend to rely on the history of efficacy of amphotericin B, and although we met with the FDA in the first half of 2019 to discuss our development plans for MAT2203, there is no assurance we will satisfy FDA’s requirements for approval of MAT2203 under a 505(b)(2) pathway. The timelines for filing and review of our NDAs for MAT9001 and MAT2203 are based on our plan to submit these NDAs under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any product candidate. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.

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

We may not be able to realize a shortened development timeline for MAT9001 for SHTG, and the FDA may not approve our NDA based on their review of the submitted data. If omega-3 fatty acids-containing products are withdrawn from the market by the FDA for any safety reason, we may not be able to reference such products to support a 505(b)(2) NDA for MAT9001, and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our lead product candidate.

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

Outbreaks of communicable diseases in various parts of China and other countries may materially and adversely affect our business, financial condition and results of operations.

We may face risks related to health epidemics or outbreaks of communicable diseases. For example, there have been recent outbreaks in several countries, including China, of a highly transmissible and pathogenic coronavirus. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. Since some of our business partners are in China and other Asian countries, including manufacturing operations for our active pharmaceutical ingredient, an outbreak of communicable diseases in Asia or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations. For example, an outbreak could significantly disrupt our business by limiting our ability to travel or ship materials within or outside China and forcing temporary closure of facilities that we rely upon.

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

Moreover, generic companies are seeking FDA approval of generic versions of Amarin Corporation’s Vascepa® (icosapent ethyl), which is made from an omega-3 fatty acid, in the United States. Any generic market entry of a generic prescription omega-3 fatty acid product could limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price.

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

We have sought orphan drug designation for MAT2203 in the United States and may seek additional orphan drug designation for other product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same indication for that drug during that time period. For a product that obtains orphan drug designation on the basis of a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. The exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We have received fast track designation for MAT2203 for the treatment of invasive candidiasis, the treatment of aspergillosis, the prevention of invasive fungal infections due to immunosuppressive therapy and the treatment of cryptococcosis and may seek fast track designation for some of our other product candidates or priority review of applications for approval of our product candidates for certain indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even if we do receive fast track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We currently have only twenty-one employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, development, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees would adversely impact our business prospects.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Jerome D. Jabbour, our Chief Executive Officer and President, and James J. Ferguson, our Chief Medical Officer, would adversely impact our business prospects.

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

We face a potential risk of product liability as a result of the clinical testing of MAT9001, MAT2203, MAT2501 or any future product candidates and will face an even greater risk if we commercialize MAT9001, MAT2203 or any other future product. For example, we may be sued if any product we develop or any material that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of MAT9001 or MAT2203. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Holders of our Series B Preferred Stock will be entitled to receive dividends payable as follows: (i) a number of shares of common stock equal to 15% of the shares of common stock underlying the Series B Preferred then held by such holder on June 19, 2020 and (ii) a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred then held by such holder on June 19, 2021.

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

The Board of Directors will determine, in its sole discretion, our dividend policy after considering our financial condition, results of operations and capital requirements, as well as other factors. No dividends may be declared or paid on our common stock, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on the shares of Series B Preferred Stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future and you should not invest in us with the anticipation of receiving dividend income.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 1, 2017 through February 28, 2020, the market price of our common stock has fluctuated from a high of $3.99 per share in the first quarter of 2017 to a low of $0.35 per share in the third quarter of 2018. Our progress in developing our product candidates, the impact of government regulations on our products and industry, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we could be subject to a securities class action litigation as a result of volatility in the price of our stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

We are no longer an “emerging growth company” and are therefore subject to the auditor attestation requirement in the assessment of our internal controls over financial reporting and certain other increased disclosure and governance requirements.

As of January 1, 2020, we lost our status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.  As a result, we are no longer able to take advantage of certain exemptions from various reporting requirements. Therefore, we are now subject to certain requirements that apply to other public companies that did not previously apply to us, due to our previous status as an emerging growth company. These requirements include:

●	compliance with the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;
●	compliance with any new rules that may be adopted by the Public Company Accounting Oversight Board;
●	compliance with any new or revised financial accounting standards applicable to public companies without an extended transition period;
●	full disclosure regarding executive compensation required of larger public companies; and
●	compliance with the requirement of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved.

Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation, and adversely affect our business, results of operations, or financial condition. In particular, if our independent registered public accounting firm is not able to render the required attestation, it could result in a loss of investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that the loss of “emerging growth company” status and compliance with these additional requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

If we are unable to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

We have identified a material weakness in our internal control over financial reporting. If we are not able to remediate this material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2019, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to be a material weakness, and the auditor’s report included an adverse opinion.

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

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery and federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find either choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. As a result of this decision, we do not currently intend to enforce the federal forum selection provision in our certificate of incorporation, unless the decision is reversed on appeal. However, if the decision is reviewed on appeal and ultimately overturned by the Delaware Supreme Court, we would enforce the federal district court exclusive forum provision.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As a result of our merger with Aquarius Biotechnologies, Inc., our ability to utilize our U.S. federal net operating loss, carryforwards and U.S. federal tax credits may be limited under Sections 382 of the Internal Revenue Code of 1986, as amended. The limitations apply if an “ownership change,” as defined by Section 382 and Section 383, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 and Section 383 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, the Tax Act, among other things, imposes significant additional limitations on the deductibility of interest and limits net operating loss (NOL) deductions to 80% of net taxable income for losses arising in taxable years beginning after December 31, 2017.

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

Market Price and Dividend Information

Our common stock is quoted on the NYSE American under the symbol “MTNB”. The following table sets forth the high and low sales price for our common stock for each full quarterly period within the last two fiscal years, as reported by the NYSE American.

	Fiscal Year 2018
	High	Low
First Quarter	$1.32	$0.77
Second Quarter	$0.74	$0.42
Third Quarter	$0.92	$0.35
Fourth Quarter	$1.11	$0.53

	Fiscal Year 2019
	High	Low
First Quarter	$1.41	$0.60
Second Quarter	$1.11	$0.79
Third Quarter	$0.76	$0.59
Fourth Quarter	$2.27	$0.63

Holders

On February 28, 2020, the closing sale price of our common stock, as reported by the NYSE American, was $1.00 per share and we had approximately 139 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

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

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company focused on creating value through the development of our lead product candidate, MAT9001, a highly purified, prescription-only omega-3 free fatty acid formulation specifically designed for the treatment of cardiovascular and metabolic conditions and (ii) the application of our LNC platform delivery technology to solve complex challenges relating to the delivery of small molecules, gene therapies, vaccines, proteins and peptides, including MAT2203, our lead product candidate based on the LNC platform delivery technology. Based upon MAT9001’s unique mixture of highly purified omega-3 free fatty acids and our observations of MAT9001’s enhanced bioavailability and potency as compared to Amarin Corporation’s Vascepa® (icosapent ethyl) in our initial head-to-head PK/PD, clinical study, we believe that the results of our forthcoming targeted clinical development activities and related clinical investigations may yield an improved therapeutic profile compared to currently-existing therapies.

We are focused on creating value through 1) the streamlined development of MAT9001 for treating cardiovascular and metabolic conditions; and 2) the application of our transformative LNC platform delivery technology to overcome current challenges in safely and effectively delivering small molecules, gene therapies, proteins/peptides, and vaccines.

Key elements of our strategy include:

●	Rapidly advancing the clinical development of MAT9001 for the treatment of SHTG and generating additional clinical data to further differentiate MAT9001 from Vascepa and other prescription omega-3 drugs in an emerging and rapidly expanding market.

●	Delivering efficacy data for MAT2203 in the EnACT study for the treatment of CM with the non-dilutive financial support from the NIH.

●	Expanding the application of our LNC platform delivery technology through collaborations with sophisticated and well-resourced biotech and pharmaceutical companies in innovative areas of medicine.

We have incurred losses for each period from inception. Our net loss was approximately $17.4 million and $14.1 million for the fiscal years ended December 31, 2019 and 2018, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During each of the years ended December 31, 2019 and 2018, we generated approximately $0.1 million in contract research revenues, resulting from a grant with the Cystic Fibroses Foundation. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The Company has adopted ASC 606 as of January 1, 2018. For the year ended December 31, 2018, there were no changes to our opening balances upon the adoption of ASC 606 and the amounts which would have been reported under the standards in effect prior to adoption.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidates MAT9001 and MAT2203 and advancement of our LNC platform delivery technology, which include:

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2019 and 2018. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock option expenses), travel and medical education.

	Years Ended December 31,
	(in thousands)
	2019	2018
Direct research and development expenses:
Manufacturing process development	$1,081	$443
Preclinical trials	1,538	1,240
Clinical development	2,565	624
Regulatory	190	163
Internal staffing, overhead and other	5,861	4,317
Total research & development	$11,235	$6,787

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2020, we will be focused on advancing our lead product candidate, MAT9001 through clinical development toward an initial indication for the treatment of SHTG, expanding application of our LNC platform delivery technology through collaborations with third parties, and driving MAT2203 to efficacy data in the treatment of CM.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services.

We anticipate that our general and administrative expenses will increase during 2020 due to the increased expenses related to our status as a publicly traded company, including expenses in support of compliance with the requirements of Section 404 of the Sarbanes Oxley Act as well as investor relations, protection of our intellectual property and insurance costs.

Sale of Net Operating Losses (NOLs)

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was $1.0 million for the year ended December 31, 2019. We did not recognize income from the sale of NOLs for the year ended December 31, 2018.

Other Income, net

Other income, net is largely comprised of interest income (expense) and franchise taxes.

Application of Critical Accounting Policies and Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies.” Of these policies, the following are considered critical to an understanding of our Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Stock-based compensation, (ii) Fair value measurements, (iii) Research and development costs, (iv) Goodwill and other intangible assets, and (v) Basic and diluted net loss per common share.

Current Operating Trends

Our current R&D efforts are focused on advancing our lead product candidate, MAT9001 through clinical development toward an initial indication for the treatment of SHTG, expanding application of our LNC platform delivery technology through collaborations with third parties, and driving MAT2203 to efficacy data in the treatment of CM. Our R&D expenses consist of manufacturing work and the cost of drug ingredients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

We expect that all of our R&D expenses in the near-term future will be incurred in support of our current and future preclinical and clinical development programs rather than technology development. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. At the appropriate time, subject to the approval of regulatory authorities, we expect to conduct early-stage clinical trials for each drug candidate. We anticipate funding these trials ourselves, and possibly with the assistance of federal grants, contracts or other agreements. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Results of Operations

Years Ended December 31, 2019 and 2018

The following table summarizes our operating expenses for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Expenses:
Research and development	$11,235	$6,787
General and administrative	7,776	7,979
Operating Expenses	$19,011	$14,766

Research and Development expenses. R&D expense for the year ended December 31, 2019 was approximately $11.2 million, an increase of approximately $4.4 million over the prior year. R&D expenses increased mainly due to higher preclinical and clinical development expenses of approximately $2.2 million, employee compensation of approximately $1.6 million and manufacturing development of approximately $0.6 million. We expect R&D expenses to increase during 2020 as we move our clinical development programs forward and continue to invest in our laboratory & manufacturing facility.

General and Administrative expenses. General and administrative expense for the year ended December 31, 2019 was approximately $7.8 million, a decrease of approximately $0.2 million over prior year. The decrease in general and administrative expense was primarily due to a decrease in employee related expenses.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2019, we have raised a total of approximately $100.1 million in gross proceeds and $90.9 million, net, from sales of our equity securities.

As of December 31, 2019, we had cash, cash equivalents and marketable securities, excluding restricted cash, totaling $27.8 million.

2020 Common Stock Offering

On January 14, 2020, the Company closed an underwritten public offering of its common stock. The offering resulted in the sale of approximately 32.3 million shares to the public at a price of $1.55 per share. The Company generated net proceeds of approximately $46.7 million. The Company granted the underwriters a 30-day option (the “option”) to purchase up to approximately 4.8 million additional shares of common stock subject to the same terms and conditions. No additional shares of the Company’s common stock were sold pursuant to this option.

2019 Common Stock Offering

On March 19, 2019, the Company closed an underwritten public offering of its common stock. The offering resulted in the sale of approximately 27.3 million shares to the public at a price of $1.10 per share. The Company generated net proceeds of approximately $27.8 million. The Company granted the underwriters a 30-day option (the “option”) to purchase up to approximately 4.1 million additional shares of common stock subject to the same terms and conditions. If the underwriters exercise the option in full, additional net proceeds of approximately $4.2 million will be generated. On March 28, 2019, approximately 2.2 million additional shares were sold pursuant to the option at a price of $1.10 per share, resulting in net proceeds to the Company of approximately $2.3 million.

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

2017 Controlled Equity Offering

We entered into a Controlled Equity OfferingSM Sales Agreement (the “Equity Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which, subject to certain limited restrictions and daily sales limits, we may sell shares of common stock having an offering price of up to $30 million. Through December 31, 2019, we raised a net of approximately $10.4 million through this agreement. On February 19, 2020, we provided notice of termination of the Equity Sales Agreement which was effective on February 29, 2020. The Company is not subject to any termination penalties related to the termination of the Equity Sales Agreement.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below (in thousands):

	Year Ended December 31
	2019	2018
Cash used in operating activities	$(14,092)	$(10,321)
Cash used in investing activities	(6,011)	(536)
Cash provided by financing activities	29,852	15,867
Net increase in cash and cash equivalents and restricted cash	$9,749	$5,010

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was approximately $14.1 million, compared to approximately $10.3 million in the prior year. The increase of approximately $3.8 million for the period was primarily due to increased research and development expenses, approximately $4.4 million, primarily related to clinical trials for the advancement of the Company’s lead product candidates MAT9001 and MAT2203, and approximately $0.1 in other items, offset by changes in operating assets and liabilities of approximately $0.7 million.

Investing Activities

Approximately $6.0 million and approximately $0.5 million of cash was used in investing activities for the years ended December 31, 2019 and 2018, respectively. The increase of $5.5 million is primarily due to the purchase marketable securities in 2019. No marketable securities were purchased in 2018.

Financing Activities

Net cash provided by financing activities was approximately $29.9 million and approximately $15.9 million for the year ended December 31, 2019 and 2018, respectively. The increase of $14.0 million in cash provided by financing activities is primarily due to the approximately $30.1 million of net proceeds from the March 2019 public offering of common stock primarily offset by the approximately $16.3 million of net proceeds in 2018 which was due to the issuance of Series B Preferred Stock in June and sales of our common stock through the Controlled Equity OfferingSM.

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

We expect that our existing cash, cash equivalents and marketable securities, coupled with the approximately $46.7 million of net proceeds generated from the recently completed underwritten public offering of common stock, will be sufficient to fund our operating expenses and capital expenditures requirements into the second half of 2022.

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

Contractual Obligations and Commitments

Refer to Note 9 – “Commitments” in the accompanying notes to the consolidated financial statements for a discussion of the Company’s contractual obligations and commitments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 - “Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. As of December 31, 2019, we had $27.8 million in cash, cash equivalents and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures:

As of December 31, 2019, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019, due to a material weakness in our internal control over financial reporting, which is described below under “Management’s Annual Report on Internal Control Over Financial Reporting.” Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As a result of the material weakness identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and related notes thereto included in this annual report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2019, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to be a material weakness.

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

The material weakness identified above could result in a misstatement to the aforementioned account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Plan:

Management has initiated a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, enhancement our operational procedures related to purchasing, receiving and recording expenditures.

Changes in Internal Control Over Financial Reporting:

Except for changes being implemented by the Company to address the material weakness identified above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely not to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

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

Name	Age	Position(s)
Herbert Conrad	87	Chairman of the Board, Director
Jerome D. Jabbour	45	Chief Executive Officer and President, Director
James J. Ferguson	66	Chief Medical Officer
Keith A. Kucinski	50	Chief Financial Officer
Raphael J. Mannino	72	Chief Scientific Officer
Theresa Matkovits	52	Chief Development Officer
Patrick G. LePore	64	Vice Chairman of the Board, Director
Eric Ende	51	Director
James S. Scibetta	55	Director
Adam K. Stern	55	Director
Matthew Wikler	70	Director

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

Directors

Herbert Conrad has served as our Chairman of the Board since July 2013 and as Chairman of the Board of Matinas BioPharma since October 2012. He also serves on the board of directors of Celldex Therapeutics, Inc. (NASDAQ: CLDX) and as an Advisor to the Seaver Autism Center at Mount Sinai Hospital. Mr. Conrad was the President of the U.S. Pharmaceuticals Division of Hoffmann-La Roche, Inc. from 1982 until his retirement in 1993. Prior to that, he held many positions of increasing responsibility at Roche Pharmaceuticals in the United States. Mr. Conrad previously served on the board of directors of Pharmasset, Inc. (chairman), Savient Pharmaceuticals, Inc., (NASDAQ: SVNT) Dura Pharmaceuticals, Inc., UroCor, Inc., GenVec, Inc. (NASDAQ: GNVC) (chairman), Sicor, Inc., Bone Care International, Inc. (chairman), Sapphire Therapeutics, Inc. (chairman), the medical advisory board of Henry Schein Inc. (NASDAQ: HSIC), and he was a Director and Co-Founder of Reliant. Pharmasset was acquired by Gilead Sciences, Inc. for $11 billion in 2011. He received B.S. and M.S. degrees from the Brooklyn College of Pharmacy and an honorary Doctorate in Humane Letters from Long Island University. We believe Mr. Conrad is qualified to serve on our board of directors due to his extensive expertise and experience in the life sciences industry and his extensive board experience.

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

Jerome D. Jabbour. See description under “Management.”

Eric Ende has served as a member of our board of directors since April 2017. Dr. Ende is president of Ende BioMedical Consulting Group, a privately-held consulting company which is focused on helping life sciences companies raise capital, identify licensing partners, and optimize corporate structure as well as analyzing both private and public investment opportunities for clients within the life sciences industry, a position he has held since 2009. Dr. Ende serves as co-founder, chief executive and chief financial officer of WellFit Holdings, LLC, a private company focused on developing fitness technologies. In addition, Dr. Ende consulted with Icahn Enterprises in their efforts to appoint board members at Forest Labs, Genzyme, Biogen IDEC, and Amylin. Dr. Ende served on the board of directors and as a member of the audit and risk management committee of Genzyme Corp. (NASDAQ: GENZ) from 2010 until it was acquired by Sanofi (NSYE: SNY) in 2011. Dr. Ende is currently serving on the board of directors of Avadel Pharmaceuticals plc (NASDAQ: AVDL) and Progenics Pharmaceuticals, Inc. (NASDAQ: PGNX), on the Technology Transfer Committee of Mount Sinai Innovation Partners and served as the Chairman of the Unsecured Creditor’s Committee overseeing the bankruptcy of Egenix, Inc. From 2002 through 2008, Dr. Ende was the senior biotechnology analyst at Merrill Lynch. From 2000 through 2002, Dr. Ende was the senior biotechnology analyst at Banc of America Securities and, from 1997 to 2000, he was a biotechnology analyst at Lehman Brothers. Dr. Ende received an MBA in Finance & Accounting from NYU – Stern Business School in 1997, an MD from Mount Sinai School of Medicine in 1994, and a BS in Biology and Psychology from Emory University in 1990. We believe Dr. Ende is qualified to serve on our board of directors due to his industry experience, including as president of Ende BioMedical Consulting Group and as a biotechnology analyst, and his prior public company board experience.

James S. Scibetta has served as a member of our Board of Directors since November 2013. Mr. Scibetta has served as Chief Executive Officer of Maverick Therapeutics, a development stage immuno-oncology company since 2017. Prior to Maverick, Mr. Scibetta was appointed President of Pacira Pharmaceuticals (Nasdaq: PCRX), in October 2015, where he oversaw commercial and medical support activities, and directed commercial manufacturing, tech transfer and research and development. Mr. Scibetta served as Pacira’s Chief Financial Officer from 2008 to 2016 where he led its 2011 initial public offering and subsequent debt and equity financings. Prior to that, Mr. Scibetta served as Chief Financial Officer of Bioenvision Inc. (Nasdaq: BIVN), a commercial-stage oncology company acquired by Genzyme, from 2006 to 2007, and Merrimack Pharmaceuticals, an oncology-focused systems biology company, from 2001 to 2006. Earlier in his career, Mr. Scibetta spent over a decade in investment banking where he was responsible for sourcing and executing transactions for a broad base of public and private healthcare and life sciences companies. Mr. Scibetta serves as a director and chairman of the audit committee of Aquestive Therapeutics (NYSE: AQST), a specialty pharmaceutical company, and a director of Maverick Therapeutics. Mr. Scibetta received his B.S. in Physics from Wake Forest University and his M.B.A from the University of Michigan. We believe Mr. Scibetta is qualified to serve on our board of directors because of his extensive management experience in the pharmaceutical industry, his investment banking experience and his experience as a chief financial officer and audit committee member of several publicly traded companies.

Adam Stern has served as a member of our board of directors since July 2013. Mr. Stern has been the head Private Equity Banking at Aegis Capital Corp. and CEO of SternAegis Ventures since 2012 and became one of our directors in July 2013. Prior to Aegis, from 1997 to November 2012, he was with Spencer Trask Ventures, Inc., most recently as a Senior Managing Director, where he managed the structured finance group focusing primarily on the technology and life science sectors. Mr. Stern held increasingly responsible positions from 1989 to 1997 with Josephthal & Co., Inc., members of the New York Stock Exchange, where he served as Senior Vice President and Managing Director of Private Equity Marketing. He has been a FINRA licensed securities broker since 1987 and a General Securities Principal since 1991. Mr. Stern is a director of Dance Biopharm, Inc. Mr. Stern is a former director of InVivo Therapeutics Holdings Corp. (OTCQB: NVIV), Organovo Holdings, Inc. (NYSE MKT: ONVO), and PROLOR Biotech Ltd., which was sold to Opko Health, Inc. (NYSE: OPK) for approximately $600 million in 2013. Mr. Stern holds a Bachelor of Arts degree with honors from The University of South Florida in Tampa. We believe Mr. Stern is qualified to serve on our board of directors because of his extensive experience in corporate finance and experience in the life science industries.

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

Scientific Advisory Board

We believe in seeking and attracting scientific and clinical leaders in the field of cardiovascular medicine as well as infectious diseases to provide counsel and support our growth. We have established two separate Scientific Advisory Board which consist of individuals who are experts in their chosen fields and recipients of many academic honors and awards.

Board Committees

Our board of directors has four standing committees — an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Scientific Advisory Committee.

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. James Scibetta, Herbert Conrad, and Eric Ende currently serve as members of the Audit Committee with James Scibetta, serving as its chairman. All members of the Audit Committee have been determined to be financially literate and are considered independent directors as defined under The NYSE American’s listing standards and applicable SEC rules and regulations. Mr. Scibetta qualifies as an audit committee “financial expert” as that term is defined by SEC regulations. The Audit Committee met four times during 2019. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of our executive officers, including our chief executive officer, and makes recommendations in that regard to the Board as a whole. Eric Ende, Patrick LePore, James Scibetta and Matthew Wikler currently serve as members of the Compensation Committee, with Eric Ende serving as its chairman. All members of the Compensation Committee are considered independent directors as defined under The NYSE American’s listing standards. The Compensation Committee met once during 2019. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Bylaws and applies the same criteria to all persons being considered. Herbert Conrad, Eric Ende, Patrick LePore and James Scibetta currently serve as members of the Nominating and Corporate Governance Committee, with Herbert Conrad serving as its chairman. All members of the Nominating and Corporate Governance Committee are considered independent directors as defined under The NYSE American’s listing standards. The Nominating and Corporate Governance Committee met once during 2019. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.matinasbiopharma.com.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2019, all reports required to be filed under Section 16(a) were filed on a timely basis except that, due to administrative errors, each of Messrs. Conrad, Ende, Jabbour, Mannino, Sciabetta and Wikler failed to timely file a Form 4 with respect to single transaction, and Mr. Stern failed to timely file a Form 4 with respect to two transactions. Each error was corrected in later filings for the reporting person.

Item 11.	Executive Compensation

Summary Compensation Table – 2019

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer, chief financial officer and the three most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2019 for services rendered in all capacities to us for the years ended December 31, 2019 and December 31, 2018 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company as of December 31, 2019. These individuals are our named executive officers for 2019.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Jerome D. Jabbour	2019	444,792	200,000	680,384	-		1,325,176
Chief Executive Officer	2018	366,458	84,000	804,269	-		1,254,727

Keith A. Kucinski	2019	249,053	-	525,000	-		774,053
Chief Financial Officer	2018	-	-	-	-		-

James J. Ferguson	2019	319,444	50,000	319,926	62,945	(2)	752,315
Chief Medical Officer	2018	-	-	-	-		-

Theresa Matkovits	2019	350,000	30,625	317,513	-		698,138
Chief Development Officer	2018	74,263	-	232,037	-		306,300

Roelof Rongen(3)	2019	-	-	-	183,333	(4)	183,333
Former Chief Executive Officer	2018	183,333	-	-	200,000	(4)	383,333

(1)Amounts reflect the grant date fair value of option awards granted in 2019 and 2018 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

(2)Mr. Ferguson was reimbursed for relocation costs.

(3)Mr. Rongen resigned on March 15, 2018.

(4)Amounts reflect severance payments made to Mr. Rongen in connection with his resignation.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

Jabbour

On March 22, 2018, we entered into an employment agreement with Mr. Jabbour. Under the terms of Mr. Jabbour’s employment agreement, Mr. Jabbour received a signing bonus of $84,000 and a base salary of $350,000 per year. In addition, Mr. Jabbour is eligible to receive an annual bonus, which is targeted at 50% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Jabbour is also eligible to receive option grants at the discretion of our Compensation Committee. Mr. Jabbour received an option grant to purchase 1,000,000 shares on March 22, 2018 and is also be eligible to receive additional option grants and equity grants at the discretion of our Compensation Committee. If we terminate Mr. Jabbour’s employment without cause or Mr. Jabbour resigns with good reason (absent a change of control), we are required to pay him severance of up to twelve months of his base salary plus COBRA benefits for twelve months. In addition, the vesting of 50% of his outstanding options will be accelerated in full upon such termination and Mr. Jabbour will be provided with an extension through two years after the separation date of the exercise period for his vested stock options. If we terminate Mr. Jabbour’s employment without cause during the 24 month period immediately following a change of control or Mr. Jabbour resigns with good reason during the 24 month period immediately following a change of control, we are required to pay him severance of up to 24 months of his base salary and his target annual bonus plus 18 months of COBRA benefits. In addition, his outstanding options will be vested in full and Mr. Jabbour will be provided with an extension through two years after the separation date of the exercise period for his vested stock options. Mr. Jabbour is also subject to a customary non-disclosure agreement, pursuant to which Mr. Jabbour has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment.

Kucinski

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

Ferguson

On February 22, 2019, we entered into an employment agreement with Mr. Ferguson which was effective as of February 25, 2019. Under the terms of Mr. Ferguson’s employment agreement, Mr. Ferguson receives a base salary of $375,000 per year. In addition, Mr. Ferguson is eligible to receive an annual bonus, which is targeted at 35% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Ferguson is also eligible to receive option grants at the discretion of our Compensation Committee. If we terminate Mr. Ferguson’s employment without cause or Mr. Ferguson resigns with good reason, we are required to pay him severance of up to twelve months of his base salary plus benefits. In addition, the vesting of 50% of his outstanding options will be accelerated in full upon such termination. Mr. Ferguson is also subject to a customary non-disclosure agreement, pursuant to which Mr. Ferguson has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment.

Matkovits

On September 25, 2018, we entered into an employment agreement with Ms. Matkovits which was effective as of October 15, 2018. Under the terms of Ms. Matkovits’ employment agreement, Ms. Matkovits receives a base salary of $350,000 per year. In addition, Ms. Matkovits is eligible to receive an annual bonus, which is targeted at 35% of her base salary but which may be adjusted by our Compensation Committee based on her individual performance and our performance as a whole. Ms. Matkovits is also eligible to receive option grants at the discretion of our Compensation Committee. If we terminate Ms. Matkovits’ employment without cause or Ms. Matkovits resigns with good reason, we are required to pay her severance of up to twelve months of his base salary plus benefits. In addition, the vesting of 50% of her outstanding options will be accelerated in full upon such termination. Ms. Matkovits is also subject to a customary non-disclosure agreement, pursuant to which Ms. Matkovits has agreed to be subject to a non-compete during the term of her employment and for a period of eighteen months following termination of his employment.

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

Outstanding Equity Awards at Fiscal Year-End Table – 2019

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2019.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jerome D. Jabbour	-	750,000	$1.08	Feb 10, 2029
	437,500	562,500	$0.98	Mar 21, 2028
	388,889	11,111	$3.32	Feb 20, 2027
	350,000	-	$0.43	Feb 4, 2026
	175,000	-	$0.41	Jan 27, 2025
	350,000	-	$1.28	July 20, 2024
	350,000	-	$0.94	Oct 3, 2023

Keith A. Kucinski	-	250,000	$0.61	Jan 1, 2029
	-	275,000	$1.08	Feb 10, 2029

James J. Ferguson	-	350,000	$1.09	Feb 25, 2029

Theresa Matkovits	-	350,000	$1.08	Feb 10, 2029
	102,084	247,916	$0.79	Oct 14, 2028

Roelof Rongen	333,333	-	3.32	March 15, 2021
	333,333	-	0.43	March 15, 2021
	300,000	-	0.41	March 15, 2021
	350,000	-	1.28	March 15, 2021
	350,000	-	0.94	March 15, 2021

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

Shares Subject to the 2013 Plan. As of February 28, 2020 the aggregate number of shares of common stock available for issuance in connection with awards granted under the 2013 Plan is 28,947,923 shares, subject to customary adjustments for stock splits, stock dividends or similar transactions (the “Initial Limit”). Incentive Stock Options may be granted under the 2013 Plan with respect to all of those shares. The number of shares of common stock available for issuance under the 2013 Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2015, in an amount equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year (the “Annual Increase”). Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the Annual Increase in the share reserve for such calendar year shall be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of common stock which may be issued in respect of Incentive Stock Options is equal to the Current Limit, and will be increased on each January 1, by the Annual Increase for such calendar year.

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

As of the date of each annual meeting of the shareholders, each non-employee director will receive an option grant to purchase shares of our common stock valued at $80,000 as determined by the Black Scholes method on the date of grant under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, which shall vest in twelve equal monthly installments.

All fees under the director compensation policy are paid on a quarterly basis in arrears and no per meeting fees are paid. All fees may be paid in unrestricted shares of common stock at the election of the director. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of director and committee meetings.

Director Compensation Table – 2019

The following table summarizes the annual compensation for our non-employee directors during 2019.

Name	Cash Compensation ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Herbert Conrad	-	96,000	80,000	176,000
Eric Ende	71,500	-	80,000	151,500
Patrick G. LePore	80,000	-	80,000	160,000
James S. Scibetta	-	75,000	80,000	155,000
Adam Stern	50,000	-	80,000	130,000
Matthew Wikler	-	63,500	80,000	143,500

(1)	Amounts reflect the grant date fair value of stock awards and option awards granted in 2019 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently composed of the following four non-employee directors: Eric Ende, Chair, Patrick G. LePore, James Scibetta and Matthew Wikler. During the last fiscal year, the Compensation Committee was composed of the following four non-employee directors: Chair, Eric Ende, Patrick G. LePore, James Scibetta and Matt Wikler. No member of the Compensation Committee is or was formerly an officer or an employee of the Company during the last fiscal year. In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of the Company’s directors serve as an executive officer. Please see Item 13.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of February 17, 2020 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 196,556,519 shares outstanding as of February 17, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, February 17, 2020 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

5% Stockholders
Vivo Opportunity, LLC & Vivo Capital IX LLC (1)	12,103,478	6.2%
Boxer Capital, LLC (2)	10,188,312	5.2%

Directors and Executive Officers
Jerome D. Jabbour (3)	2,783,574	1.4%
Herbert Conrad (4)	5,589,114	2.8%
Eric Ende (5)	781,352	*	%
Patrick LePore (6)	556,320	*	%
James Scibetta (7)	1,405,273	*	%
Adam Stern (8)	9,982,946	5.0%
Matthew Wikler (9)	636,751	*	%
James J. Ferguson (10)	94,792	*	%
Keith A. Kucinski (11)	252,834	*	%
Raphael Mannino (12)	2,097,191	1.1%
Theresa Matkovits (13)	233,334	*	%
Directors and Executive Officers as a group (11 persons) (14)	24,413,481	11.8%

* Less than 1%

(1) Based solely on information contained in a Schedule 13G/A filed on February 13, 2020. Includes 10,277,463 shares of Common Stock held by Vivo Opportunity Fund, L.P., of which Vivo Opportunity, LLC is the general partner, and 1,826,015 shares of Common Stock held by Vivo Capital Fund IX, L.P., of which Vivo Capital IX, LLC is the general partner. The voting members of Vivo Opportunity, LLC and Vivo Capital IX, LLC are Albert Cha, Gaurav Aggarwal, Shan Fu, Frank Kung and Michael Chang, none of whom has individual voting or investment power with respect to the shares and each of whom disclaims beneficial ownership of such shares. The address for reporting each person is 192 Lytton Avenue, Palo Alto, CA 94301.

(2) Based solely on information contained in a Schedule 13G filed on February 14, 2020. Shared voting and dispositive power of the shares is held by Boxer Capital, LLC, Boxer Asset Management Inc. and Joe Lewis. The address for each reporting person is 11682 El Camino Real, Suite 320, San Diego, CA 92130.

(3) Includes (i) 15 convertible preferred shares if converted to 30,000 common shares, and (ii) 2,343,750 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 2,031,250 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(4) Includes (i) 100 convertible preferred shares if converted to 200,000 common shares, and (ii) 964,548 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 62,659 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(5) Includes (i) 12 convertible preferred shares if converted to 24,000 common shares, and (ii) 645,660 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 118,214 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(6) Includes 256,320 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 129,325 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(7) Includes (i) 12 convertible preferred shares if converted to 24,000 common shares, and (ii) 763,715 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 62,659 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(8) Includes (i) 1,783,756 shares of common stock issuable upon exercise of outstanding Warrants that are exercisable within sixty days of February 17, 2020, (ii) 763,715 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February, 17, 2020, (iii) 300,000 shares of common stock that are owned by Pavilion Capital Partners, LLC, which is wholly-owned by Mr. Stern, (iv) 300,000 shares of common stock that are owned by Piper Ventures Partners, LLC, which is wholly-owned by Mr. Stern, (v) 600,000 shares of common stock that are owned by SternAegis Ventures LLC, which is wholly-owned by Mr. Stern, (vi) 1,750,000 shares held by AKS Family Foundation and (vii) 3,256,483 shares of common stock held by AKS Family Partners (vii) 85 convertible preferred shares if converted to 170,000 common shares. Does not include 62,659 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(9) Includes (i) 6 convertible preferred shares if converted to 12,000 common shares, and (ii) 461,633 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 152,241 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(10) Includes 94,792 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 755,208 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(11) Includes 158,334 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 716,666 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(12) Includes (i) 10 convertible preferred shares if converted to 20,000 common shares, and (ii) 650,626 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 284,374 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(13) Includes 233,334 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 17, 2020. Does not include 816,666 shares of common stock underlying options that are not exercisable within sixty days of February 17, 2020.

(14) See notes (3) through (13).

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders(1)	17,529,081	$1.11	2,520,580
Equity compensation plans not approved by stockholders	—	—	—
Total	17,529,081	$1.11	2,520,580

(1)	The amounts shown in this row include securities under the Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

(2)	In accordance with the “evergreen” provision in our 2013 Plan, an additional 6,526,279 shares were automatically made available for issuance on the first trading day of 2020, which represents 4% of the number of shares outstanding on December 31, 2019; these shares are excluded from this calculation.

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, there has been no transaction or series of similar transactions, since January 1, 2019, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2019 and 2018, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Years Ended December 31,
	2019	2018
	(in thousands)
Audit Fees	$370	$245
Tax Fees	-	-
Total Fees	$370	$245

Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements, audit of internal controls over financial reporting, review of our interim consolidated financial statements and comfort letters.

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

Part IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission).
3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 19, 2018 with the Securities and Exchange Commission).
4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 31, 2017 with the Securities and Exchange Commission).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
4.3	Form of 2015 Investor Warrant. (incorporated by reference to Exhibit 4.4 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015).
4.4	Form of 2015 Placement Agent Warrant. (incorporated by reference to Exhibit 4.5 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015).
4.5	Form of 2016 Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016).
4.6	Description of Securities*
10.1	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.6	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
10.7	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015). +
10.8	Employment Agreement, dated September 1, 2015, between Matinas Biopharma Holdings, Inc. and Raphael J. Mannino. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015).
10.9	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
21.1	Subsidiaries Index*
23.1	Consent of EisnerAmper LLP*
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certifications**
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2019 and 2018; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.*

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 9, 2020.

MATINAS BIOPHARMA HOLDINGS, INC.

By:	/s/ Jerome D. Jabbour
Name:	Jerome D. Jabbour
Title:	Chief Executive Officer

By:	/s/ Keith A. Kucinski
Name:	Keith A. Kucinski
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Jerome D. Jabbour	Chief Executive Officer and Director	March 9, 2020
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Keith A. Kucinski	Chief Financial Officer	March 9, 2020
Keith A. Kucinski	(Principal Financial and Accounting Officer)

/s/ Herbert Conrad	Chairman of the Board	March 9, 2020
Herbert Conrad

/s/ Patrick G. LePore	Vice Chairman of the Board	March 9, 2020
Patrick G. Lepore

/s/ Eric Ende	Director	March 9, 2020
Eric Ende

/s/ Matthew A. Wikler	Director	March 9, 2020
Matthew A. Wikler

/s/ Adam K. Stern	Director	March 9, 2020
Adam K. Stern

/s/ James S. Scibetta	Director	March 9, 2020
James S. Scibetta

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matinas BioPharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2020 expressed an adverse opinion.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2019, using the modified retrospective approach, due to the adoption of Accounting Standards Update 2016-02.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Matinas BioPharma Holdings, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Matinas BioPharma Holdings, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, Matinas BioPharma Holdings, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company determined they did not maintain an effective control environment over the internal control activities to ensure the processing of and reporting of transactions are complete, accurate and timely. Specifically, the Company has not designed and implemented a sufficient level of formal financial reporting and operating policies and procedures that define how transactions should be initiated, processed, recorded and reported, including presentation and disclosure in the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2019 financial statements, and this report does not affect our report dated March 9, 2020, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes, and our report dated March 9, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management annual review on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, NJ

March 9, 2020

Matinas BioPharma Holdings Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS:

Current assets:
Cash and cash equivalents	$22,170,438	$12,446,838
Marketable securities	5,604,634	-
Restricted cash	250,000	100,000
Prepaid expenses and other current assets	1,897,784	538,646
Total current assets	29,922,856	13,085,484

Non-current assets:
Leasehold improvements and equipment - net	1,749,259	2,042,893
Operating lease right-of-use assets - net	3,761,207	-
Finance lease right-of-use - net	116,968	-
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposits	336,000	461,000
Total non-current assets	10,317,299	6,857,758
Total assets	$40,240,155	$19,943,242

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$679,310	$295,652
Note payable	-	199,842
Accrued expenses	1,939,510	1,086,868
Stock dividends payable	-	1,174,286
Operating lease liabilities - current	423,741	-
Financing lease liabilities - current	54,673	83,245
Total current liabilities	3,097,234	2,839,893

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,695,561	-
Financing lease liabilities - net of current portion	54,513	107,656
Deferred rent liability	-	512,704
Total non-current liabilities	4,091,339	961,625
Total liabilities	7,188,573	3,801,518

Stockholders’ equity:
Series A Convertible preferred stock, stated value $5.00 per share, 1,600,000 shares authorized as of December 31, 2019 and 2018, respectively; 0 and 1,467,858 shares issued and outstanding as of December 31, 2019 and 2018, respectively; (liquidation preference - $0 at December 31, 2019)	-	5,583,686
Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of December 31, 2019 and 2018, respectively; 4,577 and 4,819 shares issued and outstanding as of December 31, 2019 and 2018, respectively; (liquidation preference - $4,577,000 at December 31, 2019)	3,985,805	4,196,547
Common stock par value $0.0001 per share, 500,000,000 and 250,000,000 shares authorized at December 31, 2019 and 2018, respectively; 163,156,984 and 113,287,670 issued and outstanding as of December 31, 2019 and 2018, respectively	16,315	11,329
Additional paid-in capital	113,427,897	72,294,921
Accumulated deficit	(84,377,555)	(65,944,759)
Accumulated other comprehensive loss	(880)	-
Total stockholders’ equity	33,051,582	16,141,724
Total liabilities and stockholders’ equity	$40,240,155	$19,943,242

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31,
	2019	2018
Revenue:
Contract research revenue	$89,812	$119,750
Costs and Expenses:
Research and development	11,234,548	6,787,474
General and administrative	7,776,300	7,978,821

Total costs and expenses	19,010,848	14,766,295

Loss from operations	(18,921,036)	(14,646,545)
Sale of New Jersey net operating loss	1,007,082	-
Other income, net	541,303	56,552
Benefit for income taxes	-	506,920

Net loss	$(17,372,651)	$(14,083,073)

Preferred stock series A accumulated dividends	(338,613)	(587,643)
Preferred stock series B accumulated dividends	(585,547)	(317,400)
Net loss attributable to common shareholders	$(18,296,811)	$(14,988,116)
Net loss attributable to common shareholders per share - basic and diluted	$(0.13)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	145,195,196	98,103,210
Other comprehensive loss, net of tax
Unrealized loss on securities available-for-sale	(880)	-
Other comprehensive loss, net of tax	(880)	-
Comprehensive loss attributable to shareholders	$(17,373,531)	$(14,083,073)

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss		Equity

Balance, December 31, 2017	1,502,858	$5,716,825	-	$-	93,371,129	$9,335	$56,230,347	$(51,274,542)	$-		$10,681,965
Stock-based compensation	-	-	-	-	-	-	3,217,309	-	-		3,217,309
Issuance of common stock as compensation for services	-	-	-	-	826,819	84	602,295	-	-		602,379
Issuance of common stock in exchange for preferred shares A	(35,000)	(133,139)	-	-	350,000	35	133,104	-	-		-
Issuance of common stock in exchange for preferred shares B	-	-	(3,181)	(2,770,121)	6,362,000	636	2,769,485	-	-		-
Stock dividends	-	-	-	-	28,000	4	13,996	-	-		14,000
Issuance of Preferred Series B net of issuance costs ($943,750)	-	-	8,000	6,966,668	-	-	-	-	-		6,966,668
ATM stock sales (net)	-	-	-	-	12,349,722	1,235	9,238,803	-	-		9,240,038
Issuance of warrants to placement agent	-	-	-	-	-	-	89,582	-	-		89,582
Preferred dividends accrued	-	-	-	-	-	-	-	(587,144)		-	(587,144)
Net loss	-	-	-	-	-	-	-	(14,083,073)		-	(14,083,073)
Balance, December 31, 2018	1,467,858	$5,583,686	4,819	$4,196,547	113,287,670	$11,329	$72,294,921	$(65,944,759)	$-		$16,141,724

Stock-based compensation	-	-	-	-	-	-	2,625,197	-	-		2,625,197
Issuance of common stock as compensation for services	-	-	-	-	441,005	44	360,462	-	-		360,506
Issuance of common stock in exchange for preferred shares A	(1,467,858)	(5,583,686)	-	-	14,678,580	1,468	5,582,218	-	-		-
Issuance of common stock in exchange for preferred shares B	-	-	(242)	(210,742)	484,000	48	210,694	-	-		-
Issuance of common stock in public offering, net of stock issuance costs ($2,315,878)	-	-	-	-	29,471,986	2,947	30,100,359	-	-		30,103,306
Issuance of common stock in exchange for Options	-	-	-	-	72,500	7	30,168	-	-		30,175
Issuance of common stock in exchange for Warrants	-	-	-	-	252,383	25	(10,105)	-	-		(10,080)
Stock dividends	-	-	-	-	4,468,860	447	2,233,983	(1,060,145)		-	1,174,285
Other comprehensive loss	-	-	-	-	-	-	-	-	(880)		(880)
Net loss	-	-	-	-	-	-	-	(17,372,651)		-	(17,372,651)
Balance, December 31, 2019	-	$-	4,577	$3,985,805	163,156,984	$16,315	$113,427,897	$(84,377,555)	$(880)		$33,051,582

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,372,651)	$(14,083,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,964	218,308
Stock-based compensation expense	2,985,278	3,833,088
Loss on disposal of equipment	6,417	-
Amortization of operating lease right-of-use assets	452,054	-
Amortization of finance lease right-of-use assets	122,798	-
Amortization of bond discount	140	-
Deferred tax liability	-	(506,920)
Change in deferred rent	-	57,150
Changes in operating assets and liabilities:
Operating lease liabilities	(359,570)	-
Prepaid expenses and other current assets	(1,358,713)	349,669
Accounts payable	383,657	(287,215)
Accrued expenses and other liabilities	842,560	97,784
Net cash used in operating activities	(14,092,066)	(10,321,209)

Cash flows from investing activities:
Purchases of marketable securities	(5,605,654)	-
Purchases of leasehold improvements and equipment	(405,604)	(535,916)
Net cash used in investing activities	(6,011,258)	(535,916)

Cash flows from financing activities:
Net proceeds from public offering of common stock	30,103,306	-
Net proceeds from issuance of Series B convertible preferred stock	-	7,056,249
Net proceeds from ATM sale	-	9,240,038
Payments of capital lease liability - principal	(81,715)	(59,184)
Payments of note payable	(199,842)	(370,077)
Proceeds from exercise of stock options	30,175	-
Net cash provided by financing activities	29,851,924	15,867,026

Net increase in cash, cash equivalents and restricted cash	9,748,600	5,009,901
Cash, cash equivalents and restricted cash at beginning of period	13,007,838	7,997,937

Cash, cash equivalents and restricted cash at end of period	$22,756,438	$13,007,838

Supplemental non-cash financing and investing activities:
Right-of-use assets obtained in exchange for liabilities	$4,453,028	$-
Preferred stock conversion into common stock - series A	$5,583,686	$133,139
Preferred stock conversion into common stock - series B	$210,742	$2,770,121
Stock dividends issued and converted to common stock	$2,234,430	$14,000
Stock dividends accrual	$1,174,285	$587,144
Exercise of warrants	$10,080	$-
Unearned restricted stock grants	$58,525	$58,100
Unrealized loss on marketable securities	$880	$-
Warrants issued to placement agent	$-	$89,582
Note payable for insurance premiums	$-	$399,683
Equipment acquired under capital lease	$-	$155,427

The accompanying notes are an integral part of these consolidated financial statements.

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2019, the Company had an accumulated deficit of approximately $84.4 million. The Company’s net loss for the years ended December 31, 2019 and 2018 were approximately $17.4 million and $14.1 million, respectively.

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

Assuming the Company obtains Food and Drug Administration (“FDA”) approval for one or more of its product candidates, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward with additional clinical studies for its current product candidates and development of additional product candidates. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

To continue to fund operations, on March 19, 2019, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of $30.0 million and net proceeds of approximately $27.8 million. On March 28, 2019, additional shares were sold pursuant to an over-allotment option granted to the underwriters of the public offering, resulting in additional net proceeds to the Company of approximately $2.3 million (See Note 12).

As of December 31, 2019, the Company had cash and cash equivalents of approximately $22.2 million, marketable securities of approximately $5.6 million and restricted cash of approximately $0.6 million. On January 14, 2020, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of approximately $50.0 million and net proceeds of approximately $46.7 million (see Note 15). The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations into the second half of 2022.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying audited consolidated financial statements include the consolidated accounts of Holdings and its wholly owned subsidiaries, BioPharma, and Nanotechnologies. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Segment and geographic information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating and reporting segment.

Cash and cash equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash and cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable securities. Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and U.S. treasury bonds.

Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. Restricted cash represents funds the Company is required to set aside to cover building operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Cash and cash equivalents	$22,170	$12,447
Restricted cash included in current/long term assets	586	561
Cash, cash equivalents and restricted cash in the statement of cash flows	$22,756	$13,008

Marketable Securities

Marketable securities, all of which are available-for-sale, consist of U.S. treasury bonds and corporate debt securities. Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in other income, net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other income, net.

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. Our investment policy is to invest only in institutions that meet high credit quality standards and establishes limits on the amount and time to maturity of investments with any individual counterparty. Balances are maintained at U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. The Company has not experienced any credit losses associated with its balances in such accounts.

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

A reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. For the years ended December 31, 2019 and 2018, the Company assessed goodwill impairment by performing a qualitative test for its reporting unit. As part of the qualitative review, the Company considered its cash position and its ability to obtain additional financing in the near term to meet its operational and strategic goals and substantiate the value of its business. Based on the results of the Company’s assessment, it was determined that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount. There were no impairments of goodwill during the years ended December 31, 2019 and 2018. If a nonrecurring fair value measurement for a goodwill impairment was required, sufficient information will be provided to permit reconciliation of the fair value of the asset categorized within the fair value hierarchy as level 3 to the amounts presented in the statement of financial position.

Indefinite lived intangible assets are composed of in-process research and development (“IPR&D”) and represent projects acquired in a business combination that have not reached technological feasibility or that lack regulatory approval at the time of acquisition. These IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative approach for testing indefinite-lived intangible assets for impairment. The Company used the qualitative approach and concluded that it was more-likely-than-not that its indefinite-lived assets were not impaired during the years ended December 31, 2019 and 2018. If a nonrecurring fair value measurement for an IPR&D impairment was required, sufficient information will be provided to permit reconciliation of the fair value of the asset categorized within the fair value hierarchy as level 3 to the amounts presented in the statement of financial position.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) established Accounting Standards Codification (“ASC”) Topic 842, “Leases”, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to now recognize operating leases on the balance sheet and disclose key information about leasing arrangements. ASC Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required.

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

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of approximately $4.2 million and approximately $4.5 million, respectively, on the consolidated balance sheet as of January 1, 2019. In addition, the Company reclassified $0.2 million from leasehold improvements & equipment to finance lease right-of-use assets in connection with the adoption of ASC Topic 842. The Company’s accounting for finance leases remained substantially unchanged. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 8, Leases.

Preferred stock dividends

Prior to automatic conversion on July 29, 2019, shares of Series A Preferred Stock earned dividends at a rate of 8.0% once per year on the first, second and third anniversary of July 29, 2016, which was paid to the holders of such Series A Preferred Stock in the form of shares of the Company’s common stock when converted. In addition, and subject to provisions detailed more fully in Note 12, Stockholders’ Equity, shares of Series B Preferred Stock earn dividends at rates of 10%, 15% and 20% once per year on the first, second and third anniversary, respectively, of June 19, 2018. Dividends are payable to holders of the Series B Preferred Stock in the form of shares of the Company’s common stock. Preferred stock dividends do not require declaration by the Board of Directors and are accrued annually as of the date the dividend is earned in an amount equal to the applicable rate of the stated value.

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

The Company adopted the provisions of Accounting Standard Codification 740-10 and has analyzed its filing positions in 2019 and 2018 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2019.

Since the Company incurred net operating losses in every tax year since inception, the 2014 through 2018 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

Fair Value Measurements

As defined in ASC 820 “Fair Value Measurement”, fair value measurements should be disclosed separately by three levels of the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs (quoted prices in active markets) and minimized the use of unobservable inputs (the Company’s assumptions) when developing fair value measurements, in accordance with the established fair value hierarchy. For a complete disclosure of the Company’s fair value measurements, see Note 5 – Fair Value Measurements.

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

Basic and diluted net loss per common share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a “participating security”). The Company considered its Preferred Stock to be participating securities because they included rights to participate in dividends with the common stock.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the Preferred Stock. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. In periods with net income attributable to common stockholders, the Company would allocate net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to preferred and common stockholders based on ownership interests. Diluted net loss per share attributable to common stockholders is computed using the more dilutive of (1) the two-class method or (2) the if-converted method.

During the years ended December 31, 2019 and 2018, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion of preferred stock, would have an anti-dilutive effect. The reconciliation of the diluted shares as of December 31, 2019 and 2018 are as follows (in thousands):

	As of December 31,
	2019	2018
Stock options	17,529	13,457
Preferred Stock and accrued dividend upon conversion	9,154	26,665
Warrants	5,397	5,799
Total	32,080	45,921

Revenue recognition

Pursuant to Topic 606, we recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be intitled in exchange for those goods or services. To achieve this core principle, Topic 606 outlines a five-step process for recognizing revenue from customer contracts that includes i) identification of the contract with a customer, ii) identification of the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the separate performance obligations in the contract, and v) recognizing revenue associated with performance obligations as they are satisfied.

At contract inception, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

For the year ended December 31, 2019, the Company’s revenues consist of a research grant to provide research and development services to the Cystic Fibrosis Foundation (“CFF”). The grant contract has a single performance obligation that is recognized over time as the services are performed. There are no contract assets or liabilities associated with this grant. As certain contract performance obligations in this contract were completed, it is currently the Company’s only contract with revenue from a customer for 2019 and 2018 and disaggregation of revenue is not required. The Company had approximately $90 thousand and $120 thousand of research grant revenue for the years ended December 31, 2019 and 2018, respectively.

On December 12, 2019, the Company entered into a feasibility study agreement (the “Agreement”) with Genentech, Inc. (“Genentech”). This feasibility study will involve the development of oral formulations using the Company’s LNC platform delivery technology, which enables the development of a wide range of difficult-to-deliver molecules. Under the terms of the Agreement, Genentech shall pay to the Company a total of $100 thousand for three molecules, or approximately $33 thousand per molecule, which will be recognized upon the Company fulfilling its obligations for each molecule under the Agreement. On December 13, 2019, per Genentech’s request, the Company billed Genentech for the total $100 thousand and recorded the upfront consideration as deferred revenue, which is recorded in accrued expenses on the consolidated balance sheets, and will recognize it over the term of the contract performance obligation period. The Company did not complete any contract performance obligations during 2019.

Research and development expenses

Research and development expenses primarily consist of costs associated with the preclinical and clinical development of our product candidate portfolio, including the following:

●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”) and other vendors and contract manufacturing organizations (“CMOs”) for the production of drug substance and drug product; and

●	employee-related expenses, including salaries, benefits and share-based compensation expense.

Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use, costs of prototypes used in research and development, consultant fees and amounts paid to certain of our collaborative partners.

All research and development expenses are charged to operations as incurred in accordance with FASB ASC Topic 730, Research and Development. The Company accounts for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. Certain of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and make adjustments if necessary. The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

The Company bases its expense related to CROs and CMOs on its estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjust the accrual or prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

Patent expenses

Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Other comprehensive loss

Other comprehensive loss consists of net loss and unrealized losses on marketable securities available-for-sale and is presented in the Consolidated Statements of Operations.

Recently adopted accounting pronouncements

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendment simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We are required to apply the amendments for the annual or any interim goodwill impairment tests in fiscal years beginning on January 1, 2020. The Company early adopted the guidance on December 31, 2019. The adoption did not have a material impact on our consolidated financial statements.

Recent accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The standard represents a significant change to the impairment model for most financial assets that are measured at amortized costs and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss (“CECL”) and provides targeted improvements on evaluating impairment and recording credit losses on available-for-sale debt securities through an allowance account. The guidance is effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaboration Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”, to clarify when ASC 606 should be used for collaborative arrangements when the counterparty is a customer. The Guidance precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from the contracts with the customers if the counterparty is not a customer for that transaction. The guidance is effective for public entities in fiscal years beginning after December 15, 2019, and interim period therein. The Company has evaluated the standard and does not expect it to have a material impact on its consolidated financial statements.

In November 2019, the FASB Issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”. The amendments in this standard represent changes to clarify, correct errors in, or improve the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has evaluated the accounting and disclosure requirements of this standard and does not expect it to have a material impact on its consolidated financial statements.

In December 2019, the FASB Issued ASU 2019.12, “Income Taxes, (Topic 740): Simplifying the Accounting for Income Taxes”. This standard removes certain exceptions to the general principles and improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Reclassification

Reclassifications of certain 2018 balances were made to be consistent with the 2019 presentation.

Note 4 – Cash, Cash Equivalents and Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized gains and losses are classified as other comprehensive income (loss) and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the year ended December 31, 2019, the Company reported an unrealized loss of $0.1 thousand. The Company had an accumulated unrealized loss of $0.1 thousand for the year ended December 31, 2019. The Company had no marketable securities for the year ended December 31, 2018.

The following tables summarizes the Company’s cash, cash equivalents and marketable securities for the year ended December 31, 2019 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents	$22,169	$1	$—	$22,170

U.S. Treasury Bonds	$4,003	$—	$(1)	$4,002
Corporate Debt Securities	1,604	—	(1)	1,603
Total marketable securities	$5,607	$—	$(2)	$5,605

Total cash, cash equivalents and marketable securities	$27,776	$1	$(2)	$27,775

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2019 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$5,002	$5,019
Due after one year through five years	603	607
	$5,605	$5,626

We have determined that the unrealized losses are deemed to be temporary as of December 31, 2019. We believe that the unrealized losses generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows for a fundamental weakness in the credit quality of the issuer or underlying assets. We have the ability and intent to hold these investments until a recovery of fair value, which may be maturity. We do not consider the investment in corporate bonds to be other-than-temporarily impaired at December 31, 2019.

Note 5 - Fair Value Measurements

The Company uses the fair value hierarchy to measure the value of its financial instruments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below:

●	Level 1 – Quoted prices for identical assets or liabilities in active markets.

●

Level 2 – Quoted prices for identical or similar assets and liabilities in markets that are not active; or other model-derived valuations whose inputs are directly or indirectly observable or whose significant value drivers are observable.

●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable and for which assumptions are used based on management estimates.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The carrying amounts of certain cash and cash equivalents, current portion of restricted cash, accounts receivable, prepaid expenses, accounts payable, current portion of lease liability and accrued expenses approximate fair value due to the short-term nature of these instruments.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

		Fair Value Hierarchy
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$22,170	$22,170	$—	$—
Marketable Securities:
U.S. Treasury Bonds	4,002	4,002	—	—
Corporate Debt Securities	1,603	—	1,603	—
Total	$27,775	$26,172	$1,603	$—

Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and U.S. treasury bonds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable securities consisting of corporate debt securities are classified as Level 2 and are valued using quoted market prices in markets that are not active.

The Company had no marketable securities for the year ended December 31, 2018 and cash and cash equivalents consisted of cash in bank checking and savings accounts.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Lab equipment	$1,437	$1,054
Equipment under capital lease	-	272
Leasehold improvements	878	1,156
Total	2,315	2,482
Less: accumulated depreciation and amortization	566	439
Leasehold improvements and equipment, net	$1,749	$2,043

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was approximately $206 thousand and $218 thousand, respectively. Due to the adoption of the new lease accounting pronouncement in January 2019 and the reclass of certain right-of-use assets upon adoption, the Company reclassed $559 thousand and $72 thousand of assets and related accumulated depreciation, respectively. In addition, in July 2019, the Company recorded an asset write-off of approximately $14 thousand, including $7 thousand of related accumulated depreciation.

Note 7 – Accrued Expenses

Accrued Expenses, summarized by major category, consist of the following for years ended December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Payroll and incentives	$978	$633
General and administrative expenses	428	190
Research and development expenses	421	233
Deferred revenue	100	-
Other	13	31
Total	$1,940	$1,087

Note 8 – Leases

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

The Company incurred lease expense for its operating leases of approximately $814 thousand and $745 thousand for the years ended December 31, 2019 and 2018, respectively.

The Company incurred interest expense on its finance leases of approximately $12 thousand and $13 thousand for the years ended December 31, 2019 and 2018, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $123 thousand and $104 thousand for the years ended December 31, 2019 and 2018, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of December 31, 2019 (in thousands):

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2020	$753	$60
2021	685	34
2022	645	19
2023	677	2
2024	710	-
Thereafter	$2,203	$-
Total undiscounted operating lease payments	$5,673	115
Less: Imputed interest	1,554	$6
Present value of operating lease liabilities	$4,119	$109

Weighted average remaining lease term in years	7.5	2.2
Weighted average discount rate	8.4%	7.8%

The following table presents a summary of future minimum lease payments arising from the Company’s operating leases as of December 31, 2018 (in thousands):

Operating Lease Liabilities
2019	$713
2020	738
2021	663
2022	616
2023 and beyond	3,355
Total future minimum lease payments	$6,085

Note 9 – Commitments

Operating lease obligations

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

On December 15, 2016, the Company entered into a 10-year, 3-month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. The lease began August 2017. The monthly rent will start at approximately $43,000 increasing to approximately $64,000 in the final year. To obtain the laboratory and facility site, the Company was obligated to provide an initial security deposit of $586,000. This deposit was subsequently been reduced to $486,000. It can be further reduced by $100,000, $100,000 and $86,000 on each of the next three anniversaries of the rent commencement date, respectively, after which it will remain at $200,000 for the balance of the lease term. For a description of lease disclosures related to the amount, timing and uncertainty of cash flows arising from leases, see Note 8 - Leases of the Consolidated Financial Statements.

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

Other normal business operating agreements

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

Royalty payment rights

On September 12, 2016 the Company conducted a final closing of a private placement offering to accredited investors of shares of the Company’s Series A Preferred Stock. As part of this offer, the investors received royalty payment rights if and when the Company generates sales of its MAT2203 or MAT2501 product candidates. Pursuant to the terms of the Series A Certificate of Designation, the Company may be required to pay royalties of up to $35 million per year. If and when the Company obtains FDA or the European Medicines Agency (“EMA”) approval of MAT2203 and/or MAT2501, which the Company does not expect to occur before 2023, if ever, and/or if the Company generates sales of such products, or the Company receives any proceeds from the licensing or other disposition of MAT2203 or MAT2501, the Company is required to pay to the holders of the Series A Preferred Stock, subject to certain vesting requirements, in the aggregate, a royalty (the “Royalty Payment Rights”) equal to (i) 4.5% of Net Sales (as defined in the Series A Certificate of Designation), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Series A Certificate of Designation), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

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

Acquisition of Aquarius Biotechnologies, Inc. (now known as Matinas BioPharma Nanotechnologies, Inc.)

Pursuant to the terms of the merger agreement with Aquarius Biotechnologies, Inc., we may be required to issue up to an additional 3,000,000 shares of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing Aquarius’ proprietary cochleate delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing Aquarius’ proprietary cochleate delivery technology. The Company concluded that the contingent share issuance represented equity settled contingent consideration and have recorded the amounts to equity since inception. None of these milestones have yet been reached, and accordingly, as of December 31, 2019 no additional shares have been issued.

Note 10 – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2019 and 2018, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

The components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Current expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total current expense (benefit):	$-	$-

Deferred expense (benefit):
Federal	$-	$(506,920)
State
Foreign	-	-
Total deferred expense (benefit):	$-	$(506,920)

Total income tax expense (benefit):	$-	$(506,920)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
Income at US Statutory Rate	21.00%	21.00%
State Taxes, net of Federal benefit	3.82%	8.22%
Permanent Differences	-0.88%	-0.48%
Tax Credits	1.06%	0.68%
Tax Law Change	-	3.47%
Valuation Allowance	-29.92%	-30.41%
Discrete items	4.92%	0.99%
	0.00%	3.47%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses.

Significant components of the Company’s deferred tax assets (liabilities) for 2019 and 2018 consist of the following (in thousands):

	Year Ended December 31,
	2019	2018
Share-based Compensation	$2,611	$1,288
Depreciation and Amortization	(219)	(11)
Accrued Liability	275	-
Net Operating Loss Carry-forwards	15,587	12,270
R&D Credit Carryforwards	1,881	1,314
Other	(27)	150
IPR&D	(848)	(848)
ROU Asset	(1,057)	-
ROU Liability	1,158	-
Total Deferred tax assets	$19,361	$14,163
Valuation allowance	(19,702)	(14,504)
Net deferred tax asset (liability)	$(341)	$(341)

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment. The Company re-measured its deferred tax assets and liabilities as of December 31, 2017, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets of approximately $4.9 million, with a corresponding adjustment to the valuation allowance. The adjustment also resulted in recording an income tax benefit of $0.4 million for the year ended December 31, 2017. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and there were material adjustments as of December 31, 2018, including a reduction of the net deferred tax liability due to the indefinite lived net operating loss generated in 2018. That adjustment resulted in recording an income tax benefit of $0.5 million for the year ended December 31, 2018.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryforward losses to years in which the Company has taxable income. Due to the Company’s history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowance was approximately $19.7 million and approximately $14.5 million as of December 31, 2019 and 2018, respectively, representing an increase of approximately $5.2 million.

As of December 31, 2019, the Company had Federal net operating loss carryforwards of approximately $64.9 million. The Company also had federal and state research and development tax credit carryforwards of approximately $1.9 million. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2033, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

Utilization of the net operating losses and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and general business tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has not completed a study to determine whether it had undergone an ownership change since the Company’s inception

Sale of net operating losses (NOLs)

The Company recognized approximately $1.0 million for the year ended December 31, 2019 in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program. The Company had no sales of NOLs or R&D tax credits for the year ended December 31, 2018. In addition, the Tax Act imposes significant additional limitations on the deductibility of interest and limits net operating loss (NOL) deductions to 80% of net taxable income for losses arising in taxable years beginning after December 31, 2017.

Note 11 – Related Parties

Certain members of the Company’s Board of Directors have relationships with the Company that create the potential for both real, as well as perceived, conflicts of interests.

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

No related party transactions were entered into during the year ended December 31, 2019. Except as disclosed above regarding Aegis and Mr. Adam Stern, no other related party transactions were entered into during the year ended December 31, 2018.

Note 12 – Stockholders’ Equity

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

Royalty:

The Series A Preferred Stock includes the right, as a group, to receive: (i) a royalty of 4.5% of the net sales of the Company’s MAT2203 and MAT2501 product candidates, in each case from and after the date, respectively, such product candidate has received FDA or EMA approval, and (ii) a royalty of 7.5% of the proceeds, if any, received by the Company in connection with the licensing or other disposition by the Company of MAT2203 and/or MAT2501 (“Royalty Payment Rights”). The royalty is payable so long as the Company has valid patents covering MAT2203 and MAT2501, as applicable. The Royalty Payment Rights are unsecured obligations of the Company. The royalty payment will be allocated to the holders based on their pro rata ownership of vested Series A Preferred Stock. The royalty rights that are part of the Series A Preferred Stock vested in equal thirds, on July 29, 2017, July 29, 2018, and July 29, 2019 (each a “Vesting Date”) Following the July 29, 2019 conversion of Series A Preferred Stock, the Royalty Payment Rights may be transferred subject to available exemption from registration under applicable securities laws. These rights were not separable free-standing instruments requiring bifurcation at the date of transaction. The Company may recognize a deemed dividend for the estimated fair value of the vested portion of Royalty Payment Rights in future periods. As of December 31, 2019, no accrual has been recorded for royalty payments as it is not probable at this time that any amount will be paid.

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

As of December 31, 2019 and 2018, there were 4,577 shares 4,819 shares, respectively, of Series B Preferred Stock outstanding.

Conversion:

Optional Conversion. Subject to the Beneficial Ownership Limitation (defined below), each share of Series B Preferred Stock will be convertible into shares of the Company’s common stock at any time at the option of the holder at an initial conversion price of $0.50 per share subject to adjustment for reverse splits, stock combinations and similar changes as provided in the Certificate of Designation. Based on the current conversion price and number of shares outstanding, the Series B Preferred Stock is convertible into 9,154,000 shares of common stock. Dividends will not accrue and will not be paid following optional conversion. During the years ended December 31, 2019 and 2018, 242 shares and 3,181 shares, respectively, of Series B preferred stock were converted into shares of common stock.

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

For the 20 million investor warrants issued in 2015, the Company may call the warrants at any time the common stock trades above $3.00 for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the warrants, provided that the warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the investor warrants for redemption, if it also calls all other warrants for redemption on the terms described above. The Company did not call any warrants during the periods ended December 31, 2019 and 2018.

The placement agent warrants do not have a redemption feature. They may be exercised on a cashless basis at the holder’s option.

The investor warrants and placement agent warrants are classified as equity instruments.

As of December 31, 2019, the Company had outstanding warrants to purchase an aggregate of 5,396,812 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. A summary of warrants outstanding as of December 31, 2019 and 2018 is presented below, all of which are fully vested (in thousands):

	Shares
Outstanding at December 31, 2017	5,958
Issued	240
Exercised	-
Tendered	-
Expired	(399)
Outstanding at December 31, 2018	5,799	**
Issued	-
Exercised	(402)
Tendered	-
Expired	-
Outstanding at December 31, 2019	5,397	*

* Weighted average exercise price for outstanding warrants is $0.62.

** Weighted average exercise price for outstanding warrants is $0.61.

Note 13 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$—	$—
Other comprehensive loss before reclassifications	(1)	(1)
Net other comprehensive loss for the year	(1)	(1)
Balance, December 31, 2019	$(1)	$(1)

All components of accumulated other comprehensive loss are net of tax.

Note 14 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three or four years. The term of the options is no longer than ten years. As of December 31, 2019, the Company had 22,421,644 shares of common stock authorized for issuance under the Plan.

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

The Company recognized stock-based compensation expense (options and restricted share grants) in its consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and Development	$973	$896
General and Administrative	2,012	2,937
Total	$2,985	$3,833

The following table contains information about the Company’s stock plan at December 31, 2019:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	22,422	*	19,901	**	2,521

*	Increased by 4,532 thousand on January 1, 2019, representing 4% of the total number of shares of common stock outstanding on December 31, 2018.
**	Includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from January 1, 2018 to December 31, 2019 (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2018	11,396	$1.40	7.8
Granted	4,300	$0.76
Exercised	-	-
Forfeited	(1,262)	$2.08
Cancelled	-	-
Expired	(977	$1.32
Outstanding at December 31, 2018	13,457	$1.13	6.2
Granted	4,539	$1.05
Exercised	(73)	$0.42
Forfeited	(334)	$1.00
Cancelled	-	-
Expired	(60)	$2.19
Outstanding at December 31, 2019	17,529	$1.11	6.2

The following table summarizes outstanding options at December 31, 2019, by their exercise price (options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price Per Share
$0.41 - $0.63	2,920	$0.45
$0.68 - $1.12	10,279	$0.94
$1.24 - $1.95	2,863	$1.33
$2.74 - $3.32	1,467	$3.25
	17,529	$1.11

As of December 31, 2019, the number of vested shares underlying outstanding options was 11,851,415 at a weighted average exercise price of $1.17. The aggregate intrinsic value of in-the-money options outstanding as of December 31, 2019 was $21.7 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $2.27 on December 31, 2019, and the exercise price of options, multiplied by the number of options. As of December 31, 2019, there was approximately $3.9 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.6 years.

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

During the years ended December 31, 2019 and 2018, the Company granted restricted stock awards for 441,005 and 826,819 shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $360 thousand and $616 thousand in the consolidated statement of operations for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $59 thousand of total unrecognized compensation costs related to 200,000 non-vested restricted stock grants which are expected to be recognized over a weighted-average period of 0.3 years.

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

	For the Year Ended December 31,
	2019	2018
Volatility	106.1% - 111.3%	105.85% - 111.31%
Risk-free interest rate	1.59% - 2.65%	2.29% - 3.08%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Hence, the Company uses the “simplified method” described in Staff Accounting Bulletin (SAB) 107 to estimated the expected term of share option grants.

The expected stock price volatility assumption is based the Company’s historical stock price volatility.

Note 15 – Subsequent Events

On January 14, 2020, the Company closed on an underwritten public offering of 32.3 million shares of its common stock at a purchase price of $1.55 per share. The company generated gross proceeds of approximately $50.0 million and net proceeds of approximately $46.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to approximately 4.8 million additional shares of its common stock on the same terms and conditions. No additional shares of the Company’s common stock were sold pursuant to this option. All of the shares in the offering are being sold by the Company.

On February 19, 2020, the Company provided notice of its termination of the Controlled Equity OfferingSM Sales Agreement, dated as of April 28, 2017 (the “Equity Sales Agreement”), by and between the Company and Cantor Fitzgerald & Co. (“Cantor”). The termination of the Equity Sales Agreement was effective on February 29, 2020. Pursuant to the terms of the Equity Sales Agreement, the Company could offer and sell shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $30.0 million from time to time through Cantor. Through December 31, 2019, the Company raised net proceeds of approximately $10.4 million under the Equity Sales Agreement. The Company is not subject to any termination penalties related to the termination of the Equity Sales Agreement.

