Form 10-Q
period 2020-03-31
Matinas BioPharma Holdings, Inc.
filed 2020-05-11
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, there were 197,487,340 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended March 31, 2020

i

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$10,077,527	$22,170,438
Marketable securities	61,089,840	5,604,634
Restricted cash	150,000	250,000
Prepaid expenses and other current assets	2,671,154	1,897,784
Total current assets	73,988,521	29,922,856

Non-current assets:
Leasehold improvements and equipment - net	1,697,386	1,749,259
Operating lease right-of-use assets - net	3,643,298	3,761,207
Finance lease right-of-use assets - net	94,046	116,968
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposits	336,000	336,000
Total non-current assets	10,124,595	10,317,299
Total assets	$84,113,116	$40,240,155

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$953,326	$679,310
Accrued expenses	1,106,071	1,939,510
Operating lease liabilities - current	440,808	423,741
Financing lease liabilities - current	42,710	54,673
Total current liabilities	2,542,915	3,097,234

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,579,280	3,695,561
Financing lease liabilities - net of current portion	46,529	54,513
Total non-current liabilities	3,967,074	4,091,339
Total liabilities	6,509,989	7,188,573

Stockholders’ equity:
Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of March 31, 2020 and December 31, 2019; 4,552 and 4,577 shares issued and outstanding as of March 31, 2020 and December 31, 2019; (liquidation preference - $4,552,000 at March 31, 2020)	3,964,034	3,985,805

Common stock par value $0.0001 per share, 500,000,000 shares authorized at March 31, 2020 and December 31, 2019; 197,202,938 and 163,156,984 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	19,719	16,315
Additional paid-in capital	162,520,461	113,427,897
Accumulated deficit	(89,423,453)	(84,377,555)
Accumulated other comprehensive income/(loss)	522,366	(880)
Total stockholders’ equity	77,603,127	33,051,582
Total liabilities and stockholders’ equity	$84,113,116	$40,240,155

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended March 31,
	2020	2019
Costs and Expenses:
Research and development	$4,086,883	$2,314,701
General and administrative	2,259,631	1,788,414

Total costs and expenses	6,346,514	4,103,115

Loss from operations	(6,346,514)	(4,103,115)
Sale of New Jersey net operating loss	1,073,289	-
Other income, net	227,327	52,407

Net loss	$(5,045,898)	$(4,050,708)

Preferred stock series A accumulated dividends	-	(146,786)
Preferred stock series B accumulated dividends	(170,700)	(118,250)
Net loss attributable to common shareholders	$(5,216,598)	$(4,315,744)
Net loss attributable to common shareholders per share - basic and diluted	$(0.03)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	191,671,153	117,366,673
Other comprehensive income/(loss), net of tax
Unrealized gain on securities available-for-sale	523,246	-
Other comprehensive income/(loss), net of tax	523,246	-
Comprehensive loss attributable to shareholders	$(4,522,652)	$(4,050,708)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 31, 2019	4,577	$3,985,805	163,156,984	$16,315	$113,427,897	$(84,377,555)	$(880)	$33,051,582
Stock-based compensation	-	-	-	-	1,367,651	-	-	1,367,651
Issuance of common stock as compensation for services	-	-	226,450	23	172,232	-	-	172,255
Issuance of common stock in exchange for preferred stock	(25)	(21,771)	50,000	5	21,766	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($3,308,790)	-	-	32,260,000	3,226	46,690,984	-	-	46,694,210
Issuance of common stock in exchange for Options	-	-	56,517	6	42,494	-	-	42,500
Issuance of common stock from the exercise of Warrants	-	-	1,452,987	144	797,437	-	-	797,581
Other comprehensive income	-	-	-	-	-	-	523,246	523,246
Net loss	-	-	-	-	-	(5,045,898)	-	(5,045,898)
Balance, March 31, 2020	4,552	$3,964,034	197,202,938	$19,719	$162,520,461	$(89,423,453)	$522,366	$77,603,127

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid – in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	1,467,858	$5,583,686	4,819	$4,196,547	113,287,670	$11,329	$72,294,921	$(65,944,759)	$16,141,724
Stock-based compensation	-	-	-	-	-	-	687,737	-	687,737
Issuance of common stock as compensation for services	-	-	-	-	53,786	5	58,621	-	58,626
Issuance of common stock in exchange for preferred stock	-	-	(89)	(77,504)	178,000	18	77,486	-	-
Issuance of common stock in public offering, net of stock issuance costs ($2,250,878)	-	-	-	-	29,471,986	2,947	30,165,360	-	30,168,307
Net loss	-	-	-	-	-	-	-	(4,050,708)	(4,050,708)
Balance, March 31, 2019	1,467,858	$5,583,686	4,730	$4,119,043	142,991,442	$14,299	$103,284,125	$(69,995,467)	$43,005,686

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,045,898)	$(4,050,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,622	47,867
Stock based compensation expense	1,447,178	804,463
Amortization of operating lease right-of-use assets	117,909	110,277
Amortization of finance lease right-of-use assets	22,922	36,395
Changes in operating assets and liabilities:
Operating lease liabilities	(99,214)	(83,786)
Prepaid expenses and other current assets	(680,642)	89,519
Accounts payable	274,016	99,040
Accrued expenses and other liabilities	(758,439)	(76,279)
Net cash used in operating activities	(4,664,546)	(3,023,212)

Cash flows from investing activities:
Purchase of marketable securities	(61,211,960)	-
Proceeds from sales of marketable securities	6,250,000	-
Purchases of leasehold improvements and equipment	(5,749)	(14,246)
Net cash used in investing activities	(54,967,709)	(14,246)

Cash flows from financing activities:
Net proceeds from public offering of common stock	46,619,210	30,168,307
Proceeds from exercise of warrants	797,581	-
Proceeds from exercise of options	42,500	-
Payments of capital lease liability - principal	(19,947)	(20,236)
Payments of note payable	-	(119,905)
Net cash provided by financing activities	47,439,344	30,028,166

Net (decrease)/increase in cash, cash equivalents and restricted cash	(12,192,911)	26,990,708
Cash, cash equivalents and restricted cash at beginning of period	22,756,438	13,007,838

Cash, cash equivalents and restricted cash at end of period	$10,563,527	$39,998,546

Supplemental non-cash financing and investing activities:
Deferred offering costs included in accrued expenses and other liabilities	$75,000	$-
Unrealized gains on marketable securities	$523,246	$-
Preferred stock conversion into common stock - Series B	$21,771	$77,504
Cashless exercise of warrants	$165,008	$-
Unearned restricted stock grants	$151,253	$-
Right-of-use assets obtained in exchange for liabilities	$-	$4,453,028

The accompanying notes are an integral part of these condensed consolidated financial statements

MATINAS BIOPHARMA HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollars and shares in thousands, except per share data)

Note 1 – Description of Business

Matinas BioPharma Holdings Inc. (“Holdings”) is a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc. (“BioPharma”), and Matinas BioPharma Nanotechnologies, Inc. (“Nanotechnologies,” formerly known as Aquarius Biotechnologies, Inc. and together with “Holdings” and “BioPharma”, “the Company” or “we” or “our” or “us”). The Company is a clinical-stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products.

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2020, the Company had an accumulated deficit of approximately $89.4 million. The Company’s net loss for the three months ended March 31, 2020 was approximately $5.0 million.

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

To continue to fund operations, on January 14, 2020, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of approximately $50.0 million and net proceeds of approximately $46.7 million (see Note 10).

As of March 31, 2020, the Company had cash and cash equivalents of approximately $10.1 million, marketable securities of approximately $61.1 million and restricted cash of approximately $0.5 million. The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations into the first half of 2023.

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

The Company’s significant accounting policies are described in Note 3 within the Company’s Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economics, and financial markets globally, potentially leading to an economic downturn.

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. The financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of the COVID-19 pandemic on future results or the Company’s ability to raise capital due to a variety of factors, including the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim` periods within those fiscal years, beginning after December 15, 2019. The Company adopted the guidance on January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaboration Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”, to clarify when ASC 606 should be used for collaborative arrangements when the counterparty is a customer. The Guidance precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from the contracts with the customers if the counterparty is not a customer for that transaction. The guidance is effective for public entities in fiscal years beginning after December 15, 2019, and interim period therein. The Company adopted the guidance on January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial statements.

Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash and cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable securities. Cash and cash equivalents consisted of cash in bank checking and savings accounts and money market funds.

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash represents funds the Company is required to set aside to cover building operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of March 31, 2020 and 2019:

	As of March 31,
	2020	2019
Cash and cash equivalents	$10,078	$39,413
Restricted cash included in current/long term assets	486	586
Cash, cash equivalents and restricted cash in the statement of cash flows	$10,564	$39,999

Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. The Company’s investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized gains and losses are classified as other comprehensive income (loss) and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the three months ended March 31, 2020 and 2019, the Company recorded unrealized gains of approximately $523.2 thousand and $0, respectively. As of March 31, 2020 and December 31, 2019, the Company had accumulated unrealized gains of approximately $522.4 thousand and accumulated unrealized losses of approximately $0.9 thousand, respectively.

The following tables summarizes the Company’s marketable securities as of March 31, 2020:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$31,389	$383	$—	$31,772
U.S. Government Notes	22,742	144	—	22,886
Corporate Debt Securities	5,412	—	(9)	5,403
State and Municipal Bonds	1,025	4	—	1,029
Total marketable securities	$60,568	$531	$(9)	$61,090

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2020:

		Net Carrying
	Fair Value	Amount
Due within one year	$22,969	$23,068
Due after one year through five years	38,121	38,280
	$61,090	$61,348

The following tables summarizes the Company’s cash, cash equivalents and marketable securities for the year ended December 31, 2019:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents	$22,169	$1	$—	$22,170

U.S. Treasury Bonds	$4,003	$—	$(1)	$4,002
Corporate Debt Securities	1,604	—	(1)	1,603
Total marketable securities	$5,607	$—	$(2)	$5,605

Total cash, cash equivalents and marketable securities	$27,776	$1	$(2)	$27,775

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2019:

		Net Carrying
	Fair Value	Amount
Due within one year	$5,002	$5,019
Due after one year through five years	603	607
	$5,605	$5,626

The Company determined that the unrealized gains and (losses) are deemed to be temporary as of March 31, 2020. Unrealized gains and (losses) generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows for a fundamental weakness in the credit quality of the issuer or underlying assets. The Company has the ability and intent to hold these investments until maturity. The Company does not consider the investment in marketable securities to be other-than-temporarily impaired at March 31, 2020.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
March 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$31,772	$31,772	$—	$—
U.S. Government Notes	22,886	—	22,886	—
Corporate Debt Securities	5,403	—	5,403	—
State and Municipal Bonds	1,029	—	1,029	—
Total	$61,090	$31,772	$29,318	$—

		Fair Value Hierarchy
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$22,170	$22,170	$—	$—
Marketable Securities:
U.S. Treasury Bonds	4,002	4,002	—	—
Corporate Debt Securities	1,603	—	1,603	—
Total	$27,775	$26,172	$1,603	$—

Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable securities consisting of U.S. government notes, corporate debt securities and state and municipal bonds are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Lab equipment	$1,442	$1,437
Leasehold improvements	878	878
Total	2,320	2,315
Less: accumulated depreciation and amortization	623	566
Leasehold improvements and equipment, net	$1,697	$1,749

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was approximately $57.6 thousand and approximately $47.9 thousand, respectively.

Note 7 – Accrued Expenses

Accrued Expenses, summarized by major category, as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019
Payroll and incentives	$249	$978
General and administrative expenses	248	428
Research and development expenses	407	421
Deferred revenue	200	100
Other	2	13
Total	$1,106	$1,940

Note 8 – Leases

The Company has various lease agreements with original terms of up to 10 years, including leases of office space, a laboratory and manufacturing facility, and various equipment. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

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

The Company incurred lease expense for its operating leases of approximately $203.4 thousand for the three months ended March 31, 2020 and 2019.

The Company incurred interest expense on its finance leases of approximately $2.3 thousand and $3.4 thousand for the three months ended March 31, 2020 and 2019, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $22.9 thousand and $36.4 thousand for the three months ended March 31, 2020 and 2019, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of March 31, 2020:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2020	$568	$39
2021	685	34
2022	645	19
2023	677	2
2024	710	-
Thereafter	$2,203	$-
Total undiscounted operating lease payments	$5,488	94
Less: Imputed interest	1,468	$5
Present value of operating lease liabilities	$4,020	$89

Weighted average remaining lease term in years	7.3	2.1
Weighted average discount rate	8.4%	8.0%

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of December 31, 2019:

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

Note 9 – Income Taxes

Sale of net operating losses (NOLs)

The Company recognized approximately $1.1 million for the three months ended March 31, 2020 in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program. The Company did not recognize sales of NOLs or R&D tax credits during the three months ended March 31, 2019.

Note 10 – Stockholders’ Equity

Common Stock

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

Preferred Stock

Series B Preferred Stock

In connection with a public offering of Series B Preferred Stock, on June 19, 2018, the Company filed the Series B Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 8,000 shares of the Company’s previously undesignated preferred shares as Series B Preferred Stock. As of March 31, 2020 and December 31, 2019, there were 4,552 shares 4,577 shares, respectively, of Series B Preferred Stock outstanding.

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

As of March 31, 2020, the Company had outstanding warrants to purchase an aggregate of 3,371,076 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. A summary of warrants outstanding as of March 31, 2020 and December 31, 2019 is presented below, all of which are fully vested:

	Shares
Outstanding at December 31, 2018	5,799
Issued	-
Exercised	(402)
Tendered	-
Expired	-
Outstanding at December 31, 2019	5,397	*
Issued	-
Exercised	(1,606	)**
Tendered	-
Expired	(420)
Outstanding at March 31, 2020	3,371	***

* Weighted average exercise price for outstanding warrants is $0.62.

** Converted into approximately 1,453.0 thousand shares of commons stock.

*** Weighted average exercise price for outstanding warrants is $0.58.

Basic and diluted net loss per common share

During the three months ended March 31, 2020 and 2019, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion of preferred stock, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive as of March 31, 2020 and 2019:

	As of March 31,
	2020	2019
Stock options	20,562	16,572
Preferred Stock and accrued dividend upon conversion	9,104	26,487
Warrants	3,371	5,799
Total	33,037	48,858

Note 11 – Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income/(loss) were as follows:

	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss)/Gain
Balance, December 31, 2019	$(1)	$(1)
Other comprehensive gain	523	523
Balance, March 31, 2020	$522	$522

There were no accumulated other comprehensive gains/(losses) during the three months ended March 31, 2019 and all components of accumulated other comprehensive gains/(losses) are net of tax. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in other income, net.

Note 12 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the three months ended March 31, 2020 and 2019.

With the approval of the Board of Directors and a majority of shareholders, effective May 8, 2014, the Plan was amended and restated. The amendment provides for an automatic increase in the number of shares of common stock available for issuance under the Plan each January, commencing January 1, 2015 in an amount up to four percent (4%) of the total number of shares of common stock outstanding on the preceding December 31st.

The following table contains information about the Company’s stock plan at March 31, 2020:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	28,948	*	23,061	**	5,887

*	Increased by 6,526 thousand on January 1, 2020 representing 4% of the total number of shares of common stock outstanding on December 31, 2019.
**	Includes both stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Research and Development	$822	$299
General and Administrative	625	505
Total	$1,447	$804

During the three months ended March 31, 2020, the Company modified the exercise terms of certain vested stock options resulting in additional stock-based compensation expense of approximately $432.8 thousand. The exercise terms were due to expire on February 9, 2020 but were extended for an additional two years and will cancel if not exercised on or before February 9, 2022. The additional expense was recorded in the research and development department.

As of March 31, 2020, total compensation costs related to unvested awards not yet recognized was approximately $9.4 million and the weighted-average periods over which the awards are expected to be recognized was 3.3 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the three months ended March 31, 2020 (in thousands):

Stock Options
Outstanding at January 1, 2020	17,529
Granted	3,495
Exercised	(100)*
Forfeited	(72)
Cancelled	-
Expired	(290)
Outstanding at March 31, 2020	20,562

* Converted into approximately 56.5 thousand shares of common stock.

Restricted Stock Awards

During the three months ended March 31, 2020 and 2019, the Company granted restricted stock awards for 226 thousand and 54 thousand shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $80.0 thousand and $116.7 thousand in the condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $151.3 thousand of total unrecognized compensation costs related to 200,000 non-vested restricted stock grants which are expected to be recognized over a weighted-average period of 0.5 years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, together with any statements related in any way to the COVID-19 pandemic including its impact on the Company, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. In addition, the extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates, including MAT9001 and MAT2203, which are still in an early development stage;
●	the potential impacts of the recent COVID-19 pandemic, including the impact of sustained shelter-in-place orders and social distancing efforts on our operations, disruption of our clinical development plans and timelines, and impacts to our supply chain;

●	our reliance on our proprietary lipid nano-crystal (LNC) platform delivery technology, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates, including MAT9001 and MAT2203, which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our expectations of the attributes of our product and development candidates, including pharmaceutical properties, efficacy, safety and dosing regimens including our anticipated market advantages and product differentiation of MAT9001, and its potential to become a best-in-class omega-3 therapeutic for the treatment of severe hypertriglyceridemia (TGs > 500 mg/dL) (SHTG) and potential additional indications;

●	our dependence on third-parties, including third-parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry;

●	our ability to adequately support growth; and

●	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

We have incurred losses for each period from our inception. For the three months ended March 31, 2020 and 2019, our net loss was approximately $5.0 million and $4.1 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Impact of COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn.

We have been actively monitoring the COVID-19 pandemic and its impact globally. We have currently temporarily halted enrollment in our clinical trials and do not know when recruitment and enrollment will resume. The continued impact of COVID-19 globally could adversely affect our ability to complete the trials on the expected timelines. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

There is a risk that delivery of our drug supply may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on our suppliers’ labor forces and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact clinical supplies of our products, which could materially adversely impact our clinical trial and development timelines.

The financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19. However, we cannot predict the impact of the progression of the COVID-19 pandemic on future results or our ability to raise capital due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

Financial Operations Overview

Revenue

During the three months ended March 31, 2020 and 2019, we generated no revenue. Our ability to generate product revenue, which we do not expect to occur until 2023 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidates MAT9001 and MAT2203 and advancement of our LNC delivery technology platform, which include:

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended March 31, 2020 and 2019. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Direct research and development expenses:
Manufacturing process development	$305	$78
Preclinical trials	151	267
Clinical development	1,493	499
Regulatory	19	57
Internal staffing, overhead and other	2,119	1,414
Total research and development	$4,087	$2,315

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2020, we will be focused on advancing our lead product candidate, MAT9001 through clinical development toward an initial indication for the treatment of SHTG, expanding application of our LNC platform delivery technology through collaborations with third parties, and driving MAT2203 to efficacy data in the treatment of cryptococcal meningitis (CM).

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services.

We anticipate that our general and administrative expenses will increase during 2020 due to the increased expenses related to our status as a publicly traded company, employee compensation, investor relations, protection of our intellectual property and insurance costs.

Sale of Net Operating Losses (NOLs)

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.1 million and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” in our 2019 Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Stock-based compensation, (ii) Fair value measurements, (iii) Research and development costs, (iv) Goodwill and other intangible assets, and (v) Basic and diluted net loss per common share.

Recent Accounting Pronouncements

Refer to “Note 3 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and their expected impact on our financial positions and results of operations.

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

The commencement and completion of clinical trials for our products may be delayed by many factors, including lack of efficacy during clinical trials, unforeseen safety issues, slower than expected participant recruitment, lack of funding or government delays [Insert language about the impact of Covid-19]. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support the intended safety or efficacy of our product candidates, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. As a result of these risks and uncertainties, we are unable to accurately estimate the specific timing and costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval, insofar as cash in-flows from the relevant drug or program would be delayed or would not occur.

Results of Operations

The following tables summarizes our revenues and operating expenses for the comparative periods presented (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues	$-	$-

Expenses:
Research and development	$4,087	$2,315
General and administrative	2,260	1,788
Operating Expenses	$6,347	$4,103

Revenues. We did not generate any revenue during the three months ended March 31, 2020 and 2019.

Research and Development expenses. Research and Development (R&D) expense for the three months ended March 31, 2020 and 2019 was approximately $4.1 million and $2.3 million, respectively. The increase in R&D expenses was primarily due to higher employee compensation and costs related to clinical trials for the advancement of our lead product candidates MAT9001 and MAT2203.

General and Administrative expenses. General and administrative expense for the three months ended March 31, 2020 and 2019 was approximately $2.3 million and $1.8 million, respectively. compared to the prior year. The increase in general and administrative expense was primarily due to higher compensation expense.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of March 31, 2020, we have raised a total of approximately $150.1 million in gross proceeds and $137.6 million, net, from sales of our equity securities.

As of March 31, 2020, we had cash, cash equivalents and marketable securities totaling $71.2 million.

2020 Common Stock Offering

On January 14, 2020, we closed an underwritten public offering of our common stock. The offering resulted in the sale of approximately 32.3 million shares to the public at a price of $1.55 per share. We generated net proceeds of approximately $46.7 million. We granted the underwriters a 30-day option (the “option”) to purchase approximately 4.8 million additional shares of common stock subject to the same terms and conditions. No additional shares of our common stock were sold pursuant to this option.

2019 Common Stock Offering

On March 19, 2019, we closed an underwritten public offering of our common stock. The offering resulted in the sale of approximately 27.3 million shares to the public at a price of $1.10 per share. We generated net proceeds of approximately $27.8 million. We granted the underwriters a 30-day option (the “option”) to purchase approximately 4.1 million additional shares of common stock subject to the same terms and conditions. On March 28, 2019, an approximately 2.2 million additional shares were sold pursuant to the option at a price of $1.10 per share, resulting in additional net proceeds to us of approximately $2.3 million.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the period set forth below (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(4,664)	$(3,023)
Cash used in investing activities	(54,968)	(14)
Cash provided by financing activities`	47,439	30,028
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(12,193)	$26,991

Operating Activities

Net cash used in operating activities was approximately $4.7 million and $3.0 million for the three-month periods ended March 31, 2020 and 2019, respectively. The increase of approximately $1.7 million for the period was primarily due to an increase in the net loss and changes in operating assets and liabilities. We expect that there will be an increase in cash used in operations during the remainder of 2020 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $55.0 million and approximately $0 of cash was used in investing activities for the three-month periods ended March 31, 2020 and 2019, respectively. The increase of $55.0 million was due to the purchase and maturities of our marketable securities during the three months ended March 31, 2020. No marketable securities were purchased or matured during the three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities was approximately $47.4 million and approximately $30.0 million for the three-months periods ended March 31, 2020 and 2019, respectively. The increase of $17.4 million in cash provided by financing activities was primarily due to the approximately $46.6 million of net proceeds from the January 2020 public offering of common stock compared to the approximately $30.2 million of net proceeds from the March 2019 public offering of common stock, as well as an increase of approximately $0.8 million from the exercising of warrants and approximately $0.1 million from the exercising of stock option during the three months ended March 31, 2020.

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

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements through the first half 2023.

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

Contractual Obligations and Commitments

There have been no material changes from the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of one year or less, and our marketable securities. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings and U.S. government fixed income securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, and changes in the fair values of our investments in debt securities including governmental securities and corporate bonds. However, because of the short-term nature and high credit quality of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or derivative financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of March 31, 2020, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020, due to a material weakness, which is described below. Management anticipates that such disclosure controls and procedures will not be effective until the material weakness are remediated.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we filed or submitted under the Exchange Act is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During 2019, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the financial statement close process for the fourth quarter ended December 31, 2019 it was determined by management that we did not maintain an effective control environment over internal control activities to ensure that processing and reporting of transactions are complete, accurate and timely. Management identified a deficiency in internal control over financial reporting which was found to be a material weakness that existed as of December 31, 2019. This weakness was primarily related to the fact that we have not designed and implemented sufficient level of formal financial reporting and operating policies and procedures that define how transactions should be initiated, processed, recorded and reported, including presentation and disclosure in the consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting except as part of our plan to remediate the deficiency in internal controls described above. Management continued to take steps to improve our operational procedures related to purchasing, receiving and recording expenditures during the three months ended March 31, 2020, including consulting with our third-party internal auditors throughout the period while formalizing our review procedures. We will continue to assess and enhance our internal control environment.

PART - II OTHER INFORMATION

Item 1. LEGAL PROCEEDSINGS

None.

Item 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K for the fiscal year ended December 31,2019 in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Our results of operations and financial condition may be adversely affected by the COVID-19 pandemic and other public health epidemics.

Our results of operations and financial condition may be adversely affected if the progression of the COVID-19 pandemic interferes with our ability, or that of our employees, contractors, suppliers and other business partners, to carry out and deliver on business obligations.

COVID-19 may have an adverse effect on our operations, supply chains and distribution systems. Known potential impacts could include the health of our employees as well as a disruption to our supply chain and the ability to conduct planned clinical trials. There could be other unknown and unforeseeable impacts. These impacts may also increase our expenses, including costs associated with preventive and precautionary measures that we, companies with which we conduct business and governments are taking. Government measures include actions that restrict or prohibit travel, which in turn may impact our operations by limiting our employees’ ability to come to work, or the employees of companies upon which our supply chain depends. The impacts of the pandemic and the aforesaid measures taken by other companies and governments may have a significant and unpredictable adverse effect on our operations.

As of the date of this Quarterly Report on Form 10-Q, we experienced limited disruptions in our business, and at a minimum we expect those disruptions to continue into the second quarter of 2020. It is impossible to predict the overall impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our financial results during any quarter or year in which we are affected.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: May 11, 2020	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: May 11, 2020	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.

