Form 10-Q
period 2020-06-30
Matinas BioPharma Holdings, Inc.
filed 2020-08-10
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 6, 2020, there were 198,873,477 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended June 30, 2020

i

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$14,903,928	$22,170,438
Marketable securities	53,053,709	5,604,634
Restricted cash	200,000	250,000
Prepaid expenses and other current assets	1,051,219	1,897,784
Total current assets	69,208,856	29,922,856

Non-current assets:
Leasehold improvements and equipment - net	1,639,575	1,749,259
Operating lease right-of-use assets - net	3,523,298	3,761,207
Finance lease right-of-use assets - net	75,290	116,968
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposits	286,000	336,000
Total non-current assets	9,878,028	10,317,299
Total assets	$79,086,884	$40,240,155

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$494,577	$679,310
Accrued expenses	1,434,880	1,939,510
Operating lease liabilities - current	443,801	423,741
Financing lease liabilities - current	34,573	54,673
Total current liabilities	2,407,831	3,097,234

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,474,739	3,695,561
Financing lease liabilities - net of current portion	38,378	54,513
Total non-current liabilities	3,854,382	4,091,339
Total liabilities	6,262,213	7,188,573

Stockholders’ equity:
Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of June 30, 2020 and December 31, 2019; 4,552 and 4,577 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; (liquidation preference - $4,552,000 at June 30, 2020)	3,964,034	3,985,805

Common stock par value $0.0001 per share, 500,000,000 shares authorized at June 30, 2020 and December 31, 2019; 198,873,477 and 163,156,984 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	19,886	16,315
Additional paid-in capital	164,079,847	113,427,897
Accumulated deficit	(95,716,800)	(84,377,555)
Accumulated other comprehensive income/(loss)	477,704	(880)
Total stockholders’ equity	72,824,671	33,051,582
Total liabilities and stockholders’ equity	$79,086,884	$40,240,155

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Contract research revenue	$-	$89,812	$-	$89,812
Costs and expenses:
Research and development	3,410,237	2,828,776	7,497,120	5,143,477
General and administrative	2,356,310	1,781,717	4,615,941	3,570,131

Total costs and expenses	5,766,547	4,610,493	12,113,061	8,713,608

Loss from operations	(5,766,547)	(4,520,681)	(12,113,061)	(8,623,796)
Sale of New Jersey net operating loss	-	1,007,082	1,073,289	1,007,082
Other income, net	156,000	168,872	383,327	221,279

Net loss	$(5,610,547)	$(3,344,727)	$(10,656,445)	$(7,395,435)

Preferred stock series A accumulated dividends	-	(146,786)	-	(293,572)
Preferred stock series B accumulated dividends	(177,092)	(115,750)	(347,792)	(234,000)

Net loss attributable to common shareholders	$(5,787,639)	$(3,607,263)	$(11,004,237)	$(7,923,007)

Net loss available for common shareholders per share - basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)
Weighted average common shares outstanding - basic and diluted	197,601,500	143,104,941	194,636,326	130,306,907
Other comprehensive (loss)/income, net of tax
Net unrealized (loss)/gain on securities available-for-sale	(41,954)	-	481,303	-
Reclassifications to net loss	(2,708)	-	(2,719)	-
Other comprehensive (loss)/income, net of tax	(44,662)	-	478,584	-
Comprehensive loss attributable to shareholders	$(5,655,209)	$(3,344,727)	$(10,177,861)	$(7,395,435)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	-	$-	4,577	$3,985,805	163,156,984	$16,315	$113,427,897	$(84,377,555)	$(880)	$33,051,582
Stock-based compensation	-	-	-	-	-	-	2,218,530	-	-	2,218,530
Issuance of common stock as compensation for services	-	-	-	-	246,987	25	188,104	-	-	188,129
Issuance of common stock in exchange for preferred stock	-	-	(25)	(21,771)	50,000	5	21,766	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($3,298,790)	-	-	-	-	32,260,000	3,226	46,700,984	-	-	46,704,210
Issuance of common stock in exchange for Options	-	-	-	-	56,517	6	42,494	-	-	42,500
Issuance of common stock from the exercise of Warrants	-	-	-	-	1,737,389	172	797,409	-	-	797,581
Stock dividend	-	-	-	-	1,365,600	137	682,663	(682,800)	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	478,584	478,584
Net loss	-	-	-	-	-	-	-	(10,656,445)	-	(10,656,445)
Balance, June 30, 2020	-	$-	4,552	$3,964,034	198,873,477	$19,886	$164,079,847	$(95,716,800)	$477,704	$72,824,671

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, March 31, 2020	-	$-	4,552	$3,964,034	197,202,938	$19,719	$162,520,461	$(89,423,453)	$522,366	$77,603,127
Stock-based compensation	-	-	-	-	-	-	850,879	-	-	850,879
Issuance of common stock as compensation for services	-	-	-	-	20,537	2	15,872	-	-	15,874
Stock issuance costs	-	-	-	-	-	-	10,000	-	-	10,000
Issuance of common stock from the exercise of Warrants	-	-	-	-	284,402	28	(28)	-	-	-
Stock dividend	-	-	-	-	1,365,600	137	682,663	(682,800)	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	(44,662)	(44,662)
Net loss	-	-	-	-	-	-	-	(5,610,547)	-	(5,610,547)
Balance, June 30, 2020	-	$-	4,552	$3,964,034	198,873,477	$19,886	$164,079,847	$(95,716,800)	$477,704	$72,824,671

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid – in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2018	1,467,858	$5,583,686	4,819	$4,196,547	113,287,670	$11,329	$72,294,921	$(65,944,759)	$-	$16,141,724
Stock-based compensation	-	-	-	-	-	-	1,451,242	-	-	1,451,242
Issuance of common stock as compensation for services	-	-	-	-	122,194	12	117,240	-	-	117,252
Issuance of common stock in exchange for preferred stock	-	-	(189)	(164,588)	378,000	38	164,550	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($2,315,878)	-	-	-	-	29,471,986	2,947	30,100,360	-	-	30,103,307
Stock dividend	-	-	-	-	946,000	94	472,907	(473,001)	-	-
Net loss	-	-	-	-	-	-	-	(7,395,435)	-	(7,395,435)
Balance, June 30, 2019	1,467,858	$5,583,686	4,630	$4,031,959	144,205,850	$14,420	$104,601,220	$(73,813,195)	$-	$40,418,090

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid – in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, March 31, 2019	1,467,858	$5,583,686	4,730	$4,119,043	142,991,442	$14,299	$103,284,125	$(69,995,467)	$-	$43,005,686
Stock-based compensation	-	-	-	-	-	-	763,505	-	-	763,505
Issuance of common stock as compensation for services	-	-	-	-	68,408	7	58,619	-	-	58,626
Issuance of common stock in exchange for preferred stock	-	-	(100)	(87,084)	200,000	20	87,064	-	-	-
Stock issuance costs	-	-	-	-	-	-	(65,000)	-	-	(65,000)
Stock dividend	-	-	-	-	946,000	94	472,907	(473,001)	-	-
Net loss	-	-	-	-	-	-	-	(3,344,727)	-	(3,344,727)
Balance, June 30, 2019	1,467,858	$5,583,686	4,630	$4,031,959	144,205,850	$14,420	$104,601,220	$(73,813,195)	$-	$40,418,090

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,656,445)	$(7,395,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,433	96,936
Stock based compensation expense	2,391,694	1,626,594
Amortization of operating lease right-of-use assets	237,909	222,320
Amortization of finance lease right-of-use assets	41,678	72,789
Changes in operating assets and liabilities:
Operating lease liabilities	(200,762)	(169,583)
Prepaid expenses and other current assets	861,530	(14,101)
Accounts payable	(184,733)	252,476
Accrued expenses and other liabilities	(439,630)	188,095
Net cash used in operating activities	(7,833,326)	(5,119,909)

Cash flows from investing activities:
Purchase of marketable securities	(67,670,491)	-
Proceeds from sales of marketable securities	20,700,000	-
Purchases of leasehold improvements and equipment	(5,749)	(332,174)
Net cash used in investing activities	(46,976,240)	(332,174)

Cash flows from financing activities:
Net proceeds from public offering of common stock	46,639,210	30,103,307
Proceeds from exercise of warrants	797,581	-
Proceeds from exercise of options	42,500	-
Payments of capital lease liability - principal	(36,235)	(42,296)
Payments of note payable	-	(199,842)
Net cash provided by financing activities	47,443,056	29,861,169

Net (decrease)/increase in cash, cash equivalents and restricted cash	(7,366,510)	24,409,086
Cash, cash equivalents and restricted cash at beginning of period	22,756,438	13,007,838

Cash, cash equivalents and restricted cash at end of period	$15,389,928	$37,416,924

Supplemental non-cash financing and investing activities:
Deferred offering costs included in accrued expenses	$65,000	$-
Unrealized gains on marketable securities	$478,584	$-
Preferred stock conversion into common stock - Series B	$21,771	$164,588
Cashless exercise of warrants	$441,189	$-
Unearned restricted stock grants	$73,490	$-
Stock dividends issued	$682,800	$473,001
Right-of-use assets obtained in exchange for liabilities	$-	$4,453,028

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2020, the Company had an accumulated deficit of approximately $95.7 million. The Company’s net loss for the six months ended June 30, 2020 was approximately $10.7 million.

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

If the Company obtains Food and Drug Administration (“FDA”) approval for one or more of its product candidates, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward with additional clinical studies for its current product candidates and development of additional product candidates. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

To continue to fund operations, on January 14, 2020, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of approximately $50.0 million and net proceeds of approximately $46.7 million (see Note 10).

As of June 30, 2020, the Company had cash and cash equivalents of approximately $14.9 million, marketable securities of approximately $53.1 million and restricted cash of approximately $0.5 million. The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations into the first half of 2023.

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

The Company’s significant accounting policies are fully described in Note 3 within the Company’s Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economics, and financial markets globally, potentially leading to an economic downturn.

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. The financial results for the three and six months ended June 30, 2020 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of the COVID-19 pandemic on future results or the Company’s ability to raise capital due to a variety of factors, including the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

Recently adopted accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim` periods within those fiscal years, beginning after December 15, 2019. The Company adopted the guidance on January 1, 2020. The adoption did not have a material impact on our condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of June 30, 2020, December 31, 2019, June 30, 2019 and December 31, 2018:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$14,904	$22,170	$36,831	$12,447
Restricted cash included in current/long term assets	486	586	586	561
Cash, cash equivalents and restricted cash in the statement of cash flows	$15,390	$22,756	$37,417	$13,008

Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. The Company’s investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized gains and losses are classified as other comprehensive income (loss) and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the three and six months ended June 30, 2020, the Company recorded unrealized losses of approximately $42.0 thousand and unrealized gains of approximately $481.3 thousand, respectively. The Company had no unrealized gains or losses for the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, the Company had accumulated unrealized gains of approximately $477.7 thousand and accumulated unrealized losses of approximately $0.9 thousand, respectively.

The following tables summarizes the Company’s marketable securities as of June 30, 2020:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$28,857	$302	$—	$29,159
U.S. Government Notes	16,471	135	(1)	16,605
Corporate Debt Securities	6,223	33	—	6,256
State and Municipal Bonds	1,025	9	—	1,034
Total marketable securities	$52,576	$479	$(1)	$53,054

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2020:

		Net Carrying
	Fair Value	Amount
Due within one year	$29,334	$29,471
Due after one year through five years	23,720	23,818
	$53,054	$53,289

The following tables summarizes the Company’s cash, cash equivalents and marketable securities for the year ended December 31, 2019:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents	$22,169	$1	$—	$22,170

U.S. Treasury Bonds	$4,003	$—	$(1)	$4,002
Corporate Debt Securities	1,604	—	(1)	1,603
Total marketable securities	$5,607	$—	$(2)	$5,605

Total cash, cash equivalents and marketable securities	$27,776	$1	$(2)	$27,775

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2019:

		Net Carrying
	Fair Value	Amount
Due within one year	$5,002	$5,019
Due after one year through five years	603	607
	$5,605	$5,626

The Company determined that the unrealized gains and (losses) are deemed to be temporary as of June 30, 2020. Unrealized gains and (losses) generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows for a fundamental weakness in the credit quality of the issuer or underlying assets. The Company has the ability and intent to hold these investments until maturity. The Company does not consider the investment in marketable securities to be other-than-temporarily impaired at June 30, 2020.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$29,159	$29,159	$—	$—
U.S. Government Notes	16,605	—	16,605	—
Corporate Debt Securities	6,256	—	6,256	—
State and Municipal Bonds	1,034	—	1,034	—
Total	$53,054	$29,159	$23,895	$—

		Fair Value Hierarchy
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$22,170	$22,170	$—	$—
Marketable Securities:
U.S. Treasury Bonds	4,002	4,002	—	—
Corporate Debt Securities	1,603	—	1,603	—
Total	$27,775	$26,172	$1,603	$—

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

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Lab equipment	$1,443	$1,437
Leasehold improvements	878	878
Total	2,321	2,315
Less: accumulated depreciation and amortization	681	566
Leasehold improvements and equipment, net	$1,640	$1,749

Depreciation and amortization expense for the three and six months ended June 30, 2020 was approximately $57.8 thousand and approximately $115.4 thousand, respectively, and for the three and six months ended June 30, 2019 was approximately $47.9 thousand and approximately $96.9 thousand, respectively.

Note 7 – Accrued Expenses

Accrued Expenses, summarized by major category, as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019
Payroll and incentives	$534	$978
General and administrative expenses	334	428
Research and development expenses	367	421
Deferred revenue	200	100
Other	-	13
Total	$1,435	$1,940

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

The Company incurred lease expense for its operating leases of approximately $203.4 thousand and approximately $406.8 thousand for the three and six months ended June 30, 2020 and 2019, respectively.

The Company incurred interest expense on its finance leases of approximately $1.7 thousand and approximately $4.0 thousand for the three and six months ended June 30, 2020, respectively, and approximately $3.1 thousand and approximately $6.5 thousand for the three and six months ended June 30, 2019, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $18.8 thousand and approximately $41.7 thousand for the three and six months ended June 30, 2020, respectively, and approximately $36.4 thousand and approximately $72.8 thousand for the three and six months ended June 30, 2019, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of June 30, 2020:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2020	$383	$21
2021	685	34
2022	645	19
2023	677	2
2024	710	-
Thereafter	$2,203	$-
Total undiscounted operating lease payments	$5,303	76
Less: Imputed interest	1,384	$3
Present value of operating lease liabilities	$3,919	$73

Weighted average remaining lease term in years	7.1	2.1
Weighted average discount rate	8.4%	8.1%

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

Note 9 – Income Taxes

Sale of net operating losses (NOLs)

The Company recognized $0 and approximately $1.1 million for the three and six months ended June 31, 2020, respectively, and approximately $1.0 million for the three and six month ended June 30, 2019, in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

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

Preferred Stock

Series B Preferred Stock

In connection with a public offering of Series B Preferred Stock, on June 19, 2018, the Company filed the Series B Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 8,000 shares of the Company’s previously undesignated preferred shares as Series B Preferred Stock. As of June 30, 2020 and December 31, 2019, there were 4,552 shares 4,577 shares, respectively, of Series B Preferred Stock outstanding.

Dividends. Subject to certain ownership limitations, holders of the Series B Preferred Stock received or are entitled to receive dividends payable in the Company’s common stock as follows: (i) a number of shares of common stock equal to 10% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on June 19, 2019, (ii) a number of shares of common stock equal to 15% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on June 19, 2020 and (iii) a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on June 19, 2021. A purchaser in the offering is only entitled to dividends on shares of Series B Preferred Stock held by such holder on any of the aforementioned dividend payment dates. Based on an accounting of the holders of record of Series B Preferred Stock on June 19, 2020 and 2019, the Company made dividend payments totaling 1,365,600 and 946,000 shares of common stock, respectively.

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

As of June 30, 2020, the Company had outstanding warrants to purchase an aggregate of 1,327,810 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. A summary of warrants outstanding as of June 30, 2020 and December 31, 2019 is presented below, all of which are fully vested:

	Shares
Outstanding at December 31, 2018	5,799
Issued	-
Exercised	(402)
Tendered	-
Expired	-
Outstanding at December 31, 2019	5,397	*
Issued	-
Exercised	(2,576	)**
Tendered	-
Expired	(1,493)
Outstanding at June 30, 2020	1,328	***

*	Weighted average exercise price for outstanding warrants is $0.62.
**	Converted into approximately 1,737.4 thousand shares of commons stock.
***	Weighted average exercise price for outstanding warrants is $0.55.

Basic and diluted net loss per common share

During the three and six months ended June 30, 2020 and 2019, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion of preferred stock, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive for the three and six months ended June 30, 2020 and 2019:

	As of June 30,
	2020	2019
Stock options	22,317	16,625
Preferred Stock and accrued dividend upon conversion	9,104	26,287
Warrants	1,328	5,799
Total	32,749	48,711

Note 11 – Accumulated Other Comprehensive (Loss)/Income

The following table summarizes the changes in accumulated other comprehensive (loss)/income by components during the six months ended June 30, 2020:

	Net Unrealized (Losses)/Gains on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss)/Gain
Balance, December 31, 2019	$(1)	$(1)
Unrealized gain on securities available-for-sale	482	482
Reclassifications to net loss	(3)	(3)
Net current period other comprehensive income	479	479
Balance, June 30, 2020	$478	$478

The amounts reclassified to net income for realized gains and losses on available-for-sale securities are recorded as part of other income, net, in our Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no accumulated other comprehensive (losses)/gains during the six months ended June 30, 2019 and all components of accumulated other comprehensive (losses)/gains are net of tax. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in other income, net.

Note 12 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the six months ended June 30, 2020 and 2019.

With the approval of the Board of Directors and a majority of shareholders, effective May 8, 2014, the Plan was amended and restated. The amendment provides for an automatic increase in the number of shares of common stock available for issuance under the Plan each January, commencing January 1, 2015, in an amount up to four percent (4%) of the total number of shares of common stock outstanding on the preceding December 31st.

The following table contains information about the Company’s stock plan at June 30, 2020:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	28,948	*	24,836	**	4,112

*	Increased by 6,526 thousand on January 1, 2020 representing 4% of the total number of shares of common stock outstanding on December 31, 2019.
**	Includes both stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and Development	$358	$350	$1,180	$649
General and Administrative	587	472	1,212	977
Total	$945	$822	$2,392	$1,626

During the six months ended June 30, 2020, the Company modified the exercise terms of certain vested stock options resulting in additional stock-based compensation expense of approximately $432.8 thousand. The exercise terms were due to expire on February 9, 2020 but were extended for an additional two years and will be cancelled if not exercised on or before February 9, 2022. The additional expense was recorded in the research and development department.

As of June 30, 2020, total compensation costs related to unvested awards not yet recognized was approximately $9.7 million and the weighted-average periods over which the awards are expected to be recognized was 3.1 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the three months ended June 30, 2020 (in thousands):

Stock Options
Outstanding at January 1, 2020	17,529
Granted	5,250
Exercised	(100)*
Forfeited	(72)
Cancelled	-
Expired	(290)
Outstanding at June 30, 2020	22,317

*	Converted into approximately 56.5 thousand shares of common stock.

Restricted Stock Awards

During the six months ended June 30, 2020 and 2019, the Company granted restricted stock awards for 247 thousand and 122 thousand shares of common stock, respectively. These awards are granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $93.2 thousand and $173.2 thousand for the three and six months ended June 30, 2020, respectively, and approximately $58.7 thousand and $175.4 thousand for the three and six months ended June 30, 2019, respectively, in the condensed consolidated statement of operations. As of June 30, 2020, there was approximately $73.5 thousand of total unrecognized compensation costs related to 200,000 non-vested restricted stock grants which are expected to be recognized over a weighted-average period of 0.3 years.

Note 13 – Subsequent Event

On July 2, 2020, the Company filed a Registration Statement on Form S-3 for the sale of its common stock, preferred stock, warrants, debt securities and subscription rights having an aggregate offering price of up to $200,000,000. An amendment to the Registration Statement was subsequently filed on June 27, 2020. The Registration Statement was declared effective by the Securities and Exchange Commission on July 2, 2020.

Also on July 2, 2020, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our expectations regarding clinical studies, the timing of clinical results, development timelines and regulatory filings and submissions for our product candidates;

●	risks related to failure to obtain FDA clearances or approvals and noncompliance with FDA regulations;

●	the time, resources, and expense required to develop and conduct clinical trials and seek regulatory approvals for of our product candidates;

●	the success of competing therapies and products that are or may become available;

●	uncertainties of government and third party payor reimbursement;
●	the performance of third parties, including contract research organizations and third-party manufacturers;

●	the cost of preparing, filing, prosecuting, defending, and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation;

●	our liquidity and our expectations regarding our needs for and ability to raise additional capital; and

●	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Overview

We are a clinical-stage biopharmaceutical company focused on creating value through (i) development of our lead product candidate, MAT9001(omega-3 pentaenoic acids), a highly purified, prescription-only omega-3 free fatty acid formulation specifically designed for the treatment of cardiovascular and metabolic conditions and (ii) the application of our LNC platform delivery technology to solve complex challenges relating to the delivery of a variety of molecules, exhibited by our lead LNC platform drug candidate, MAT2203, an oral formulation of the well-known fungicidal drug amphotericin B. Based upon MAT9001’s unique mixture of highly purified omega-3 pentaenoic free fatty acids and our observations of MAT9001’s enhanced bioavailability and potency as compared to Amarin Corporation’s Vascepa® (icosapent ethyl) in our initial head-to-head pharmacokinetic (PK) and pharmacodynamic (PD), or PK/PD, clinical study, we believe that the results of our forthcoming targeted clinical development activities and related clinical investigations may yield an improved therapeutic profile compared to currently-existing therapies.

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

We have incurred losses for each period from our inception. For the six months ended June 30, 2020 and 2019, our net loss was approximately $10.7 million and $7.4 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Impact of COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn.

We have been actively monitoring the COVID-19 pandemic and its impact globally. In March, we temporarily halted enrollment in our clinical trials. In June, we commenced enrollment and started dosing patients in the ENHANCE-IT study and in July we resumed dosing patients in the EnACT study. The continued impact of COVID-19 globally could adversely affect our ability to complete the trials on the expected timelines. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

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

The financial results for the three and six months ended June 30, 2020 were not significantly impacted by COVID-19. However, we cannot predict the impact of the progression of the COVID-19 pandemic on future results or our ability to raise capital due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

Financial Operations Overview

Revenue

During the six months ended June 30, 2020 and 2019, we generated contract research revenue of $0 and approximately $89.8 thousand, respectively, resulting from a grant with the Cystic Fibroses Foundation. Our ability to generate product revenue, which we do not expect to occur until 2023 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and six months ended June 30, 2020 and 2019. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Direct research and development expenses:
Manufacturing process development	$305	$31	$610	$109
Preclinical trials	328	310	479	577
Clinical development	1,206	834	2,699	1,333
Regulatory	15	76	34	133
Internal staffing, overhead and other	1,556	1,578	3,675	2,992
Total research and development	$3,410	$2,829	$7,497	$5,144

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

Sale of Net Operating Losses (NOLs)

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.1 million and $1.0 for the six months ended June 30, 2020 and 2019, respectively.

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

Results of Operations

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

The following tables summarizes our revenues and operating expenses for the comparative periods presented (dollars in thousands):

	Three Months Ended June 30,
	2020	2019
Revenues	$-	$90

Expenses:
Research and development	$3,410	$2,829
General and administrative	2,357	1,781
Operating Expenses	$5,767	$4,610

Sale of net operating losses (NOLs)	$-	$1,007

Revenues. We did not generate any revenue during the three months ended June 30, 2020 and approximately $89.8 thousand during the same period in 2019. Amount earned consists of contract research revenue resulting from a grant with the Cystic Fibroses Foundation.

Research and Development expenses. Research and Development (R&D) expense for the three months ended June 30, 2020 and 2019 was approximately $3.4 million and $2.8 million, respectively. The increase in R&D expenses was primarily due to higher employee compensation and costs related to clinical trials for the advancement of our lead product candidates MAT9001 and MAT2203.

General and Administrative expenses. General and administrative expense for the three months ended June 30, 2020 and 2019 was approximately $2.4 million and $1.8 million, respectively, compared to the prior year. The increase in general and administrative expense was primarily due to higher compensation expense related to increased employee headcount compared to the prior year.

Sale of net operating losses (NOLs). The Company recognized $0 and approximately $1.0 million for the three months ended June 30, 2020 and 2019, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

The following tables summarizes our revenues and operating expenses for the comparative periods presented (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Revenues	$-	$90

Expenses:
Research and development	$7,497	$5,144
General and administrative	4,616	3,570
Operating Expenses	$12,113	$8,714

Sale of net operating losses (NOLs)	$1,073	$1,007

Revenues. We did not generate any revenue during the six months ended June 30, 2020 and approximately $89.8 thousand during the same period in 2019. Amount earned consists of contract research revenue resulting from a grant with the Cystic Fibroses Foundation.

Research and Development expenses. Research and Development (R&D) expense for the six months ended June 30, 2020 and 2019 was approximately $7.5 million and $5.1 million, respectively. The increase in R&D expenses was primarily due to higher employee compensation and costs related to clinical trials for the advancement of our lead product candidates MAT9001 and MAT2203.

General and Administrative expenses. General and administrative expense for the six months ended June 30, 2020 and 2019 was approximately $4.6 million and $3.6 million, respectively, compared to the prior year. The increase in general and administrative expense was primarily due to higher compensation expense related to increased employee headcount compared to the prior year.

Sale of net operating losses (NOLs). The Company recognized approximately $1.1 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of June 30, 2020, we have raised a total of approximately $150.1 million in gross proceeds and $137.6 million, net, from sales of our equity securities.

As of June 30, 2020, we had cash, cash equivalents and marketable securities totaling $68.0 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the period set forth below (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(7,834)	$(5,120)
Cash used in investing activities	(46,976)	(332)
Cash provided by financing activities`	47,443	29,861
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(7,367)	$24,409

Operating Activities

Net cash used in operating activities was approximately $7.8 million and $5.1 million for the six-month periods ended June 30, 2020 and 2019, respectively. The increase of approximately $2.7 million for the period was primarily due to an increase in the net loss and changes in operating assets and liabilities. We expect that there will be an increase in cash used in operations during the remainder of 2020 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $47.0 million and approximately $0.3 million of cash was used in investing activities for the six-month periods ended June 30, 2020 and 2019, respectively. The increase of $46.7 million was due to the purchase and maturities of our marketable securities during the six months ended June 30, 2020. No marketable securities were purchased or matured during the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities was approximately $47.4 million and approximately $29.9 million for the six-months periods ended June 30, 2020 and 2019, respectively. The increase of $17.5 million in cash provided by financing activities was primarily due to the approximately $46.6 million of net proceeds from the January 2020 public offering of common stock compared to the approximately $30.1 million of net proceeds from the March 2019 public offering of common stock, as well as an increase of approximately $0.8 million from the exercising of warrants and approximately $0.1 million from the exercising of stock option during the six months ended June 30, 2020.

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

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements into the first half of 2023.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of June 30, 2020, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020, management previously identified a material weakness in our internal controls over financial reporting. Based on management’s evaluation, this material weakness was remediated as of June 30, 2020.

The previously identified material weakness which has been remediated included not having designed and implemented a sufficient level of formal financial reporting and operating policies and procedures that define how transactions should have been initiated, processed, recorded and reported, including presentation and disclosure in the consolidated financial statements.

Management implemented its remediation plan by enhancing operational procedures related to purchasing, receiving and recording expenditures, including consulting with our third-party internal auditors throughout the period while formalizing and testing our review procedures.

Changes in Internal Control Over Financial Reporting

There was no change, except as part of our remediation of the deficiency in internal controls described above, in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART - II OTHER INFORMATION

Item 1. LEGAL PROCEEDSINGS

None.

Item 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

As of the date of this Quarterly Report on Form 10-Q, we experienced limited disruptions in our business, and at a minimum we expect those disruptions to continue into the third quarter of 2020. It is impossible to predict the overall impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our financial results during any quarter or year in which we are affected.

Our certificate of incorporation designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

In addition, our certificate of incorporation requires that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought in the name or right of the Company or on its behalf,
●	any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders,
●	any action asserting a claim against the Company or any director or officer of the Company arising pursuant to, or a claim against the Company or any director or officer of the Company with respect to the interpretation or application of any provision of, the Delaware General Corporation Law, the certificate of incorporation or the bylaws of the Company, or
●	any action asserting a claim governed by the internal affairs doctrine.

Because the applicability of the exclusive forum provision is limited to the extent permitted by law, we believe that the exclusive forum provision would not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: August 10, 2020	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: August 10, 2020	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.

