Form 10-Q
period 2020-09-30
Matinas BioPharma Holdings, Inc.
filed 2020-11-06
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were 199,249,758 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended September 30, 2020

i

Matinas BioPharma Holdings Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$7,051,225	$22,170,438
Marketable securities	55,719,661	5,604,634
Restricted cash	186,000	250,000
Prepaid expenses and other current assets	2,246,128	1,897,784
Total current assets	65,203,014	29,922,856

Non-current assets:
Leasehold improvements and equipment - net	1,581,762	1,749,259
Operating lease right-of-use assets - net	3,401,136	3,761,207
Finance lease right-of-use assets - net	66,649	116,968
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposits	200,000	336,000
Total non-current assets	9,603,412	10,317,299
Total assets	$74,806,426	$40,240,155

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$373,066	$679,310
Accrued expenses	2,015,102	1,939,510
Operating lease liabilities - current	417,874	423,741
Financing lease liabilities - current	32,278	54,673
Total current liabilities	2,838,320	3,097,234

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,391,568	3,695,561
Financing lease liabilities - net of current portion	30,054	54,513
Total non-current liabilities	3,762,887	4,091,339
Total liabilities	6,601,207	7,188,573

Stockholders’ equity:
Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of September 30, 2020 and December 31, 2019; 4,552 and 4,577 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; (liquidation preference - $4,552,000 at September 30, 2020)	3,964,034	3,985,805

Common stock par value $0.0001 per share, 500,000,000 shares authorized at September 30, 2020 and December 31, 2019; 198,969,758 and 163,156,984 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	19,896	16,315
Additional paid-in capital	165,024,057	113,427,897
Accumulated deficit	(101,166,313)	(84,377,555)
Accumulated other comprehensive income/(loss)	363,545	(880)
Total stockholders’ equity	68,205,219	33,051,582
Total liabilities and stockholders’ equity	$74,806,426	$40,240,155

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Contract research revenue	$95,833	$-	$95,833	$89,812
Costs and expenses:
Research and development	3,336,225	2,671,365	10,833,345	7,814,842
General and administrative	2,364,214	1,889,892	6,980,155	5,460,023

Total costs and expenses	5,700,439	4,561,257	17,813,500	13,274,865

Loss from operations	(5,604,606)	(4,561,257)	(17,717,667)	(13,185,053)
Sale of New Jersey net operating loss	-	-	1,073,289	1,007,082
Other income, net	155,093	156,872	538,420	378,151

Net loss	$(5,449,513)	$(4,404,385)	$(16,105,958)	$(11,799,820)

Preferred stock series A accumulated dividends	-	(45,041)	-	(338,613)
Preferred stock series B accumulated dividends	(227,600)	(115,500)	(575,392)	(349,500)

Net loss attributable to common shareholders	$(5,677,113)	$(4,564,926)	$(16,681,350)	$(12,487,933)

Net loss available for common shareholders per share - basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.09)
Weighted average common shares outstanding - basic and diluted	198,909,016	156,889,602	196,070,952	139,265,178
Other comprehensive (loss)/income, net of tax
Net unrealized (loss)/gain on securities available-for-sale	(114,159)	-	367,144	-
Reclassifications to net loss	-	-	(2,719)	-
Other comprehensive (loss)/income, net of tax	(114,159)	-	364,425	-
Comprehensive loss attributable to shareholders	$(5,563,672)	$(4,404,385)	$(15,741,533)	$(11,799,820)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	-	$-	4,577	$3,985,805	163,156,984	$16,315	$113,427,897	$(84,377,555)	$(880)	$33,051,582
Stock-based compensation	-	-	-	-	-	-	3,082,048	-	-	3,082,048
Issuance of common stock as compensation for services	-	-	-	-	267,712	27	203,977	-	-	204,004
Issuance of common stock in exchange for preferred stock	-	-	(25)	(21,771)	50,000	5	21,766	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($3,298,790)	-	-	-	-	32,260,000	3,226	46,700,984	-	-	46,704,210
Issuance of common stock in exchange for Options	-	-	-	-	132,073	14	107,313	-	-	107,327
Issuance of common stock from the exercise of Warrants	-	-	-	-	1,737,389	172	797,409	-	-	797,581
Stock dividend	-	-	-	-	1,365,600	137	682,663	(682,800)	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	364,425	364,425
Net loss	-	-	-	-	-	-	-	(16,105,958)	-	(16,105,958)
Balance, September 30, 2020	-	$-	4,552	$3,964,034	198,969,758	$19,896	$165,024,057	$(101,166,313)	$363,545	$68,205,219

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, June 30, 2020	-	$-	4,552	$3,964,034	198,873,477	$19,886	$164,079,847	$(95,716,800)	$477,704	$72,824,671
Stock-based compensation	-	-	-	-	-	-	863,518	-	-	863,518
Issuance of common stock as compensation for services	-	-	-	-	20,725	2	15,873	-	-	15,875
Issuance of common stock from the exercise of Options	-	-	-	-	75,556	8	64,819	-	-	64,827
Other comprehensive loss	-	-	-	-	-	-	-	-	(114,159)	(114,159)
Net loss	-	-	-	-	-	-	-	(5,449,513)	-	(5,449,513)
Balance, September 30, 2020	-	$-	4,552	$3,964,034	198,969,758	$19,896	$165,024,057	$(101,166,313)	$363,545	$68,205,219

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid – in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2018	1,467,858	$5,583,686	4,819	$4,196,547	113,287,670	$11,329	$72,294,921	$(65,944,759)	$-	$16,141,724
Stock-based compensation	-	-	-	-	-	-	2,059,373	-	-	2,059,373
Issuance of common stock as compensation for services	-	-	-	-	415,178	41	301,838	-	-	301,879
Issuance of common stock in exchange for preferred shares A	(1,467,858)	(5,583,686)	-	-	14,678,580	1,468	5,582,218	-	-	-
Issuance of common stock in exchange for preferred shares B	-	-	(199)	(173,296)	398,000	40	173,256	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($2,315,878)	-	-	-	-	29,471,986	2,947	30,100,359	-	-	30,103,306
Stock dividend	-	-	-	-	4,468,860	446	2,233,983	(1,060,145)	-	1,174,284
Net loss	-	-	-	-	-	-	-	(11,799,820)	-	(11,799,820)
Balance, September 30, 2019	-	$-	4,620	$4,023,251	162,720,274	$16,271	$112,745,948	$(78,804,724)	$-	$37,980,746

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid – in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, June 30, 2019	1,467,858	$5,583,686	4,630	$4,031,959	144,205,850	$14,420	$104,601,220	$(73,813,195)	$-	$40,418,090
Stock-based compensation	-	-	-	-	-	-	608,129	-	-	608,129
Issuance of common stock as compensation for services	-	-	-	-	292,984	29	184,597	-	-	184,626
Issuance of common stock in exchange for preferred shares A	(1,467,858)	(5,583,686)	-	-	14,678,580	1,468	5,582,218	-	-	-
Issuance of common stock in exchange for preferred shares B	-	-	(10)	(8,708)	20,000	2	8,706	-	-	-
Stock dividend	-	-	-	-	3,522,860	352	1,761,078	(587,144)	-	1,174,286
Net loss	-	-	-	-	-	-	-	(4,404,385)	-	(4,404,385)
Balance, September 30, 2019	-	$-	4,620	$4,023,251	162,720,274	$16,271	$112,745,948	$(78,804,724)	$-	$37,980,746

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,105,958)	$(11,799,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,246	148,918
Loss on disposal of equipment	-	6,417
Stock based compensation expense	3,344,577	2,297,483
Amortization of operating lease right-of-use assets	360,071	336,192
Amortization of finance lease right-of-use assets	50,319	97,794
Changes in operating assets and liabilities:
Operating lease liabilities	(309,860)	(262,405)
Prepaid expenses and other current assets	(406,869)	(783,715)
Accounts payable	(306,244)	390,148
Accrued expenses and other liabilities	140,592	375,899
Net cash used in operating activities	(13,060,126)	(9,193,089)

Cash flows from investing activities:
Purchase of marketable securities	(74,200,602)	-
Proceeds from sales of marketable securities	24,450,000	-
Purchases of leasehold improvements and equipment	(5,749)	(405,604)
Net cash used in investing activities	(49,756,351)	(405,604)

Cash flows from financing activities:
Net proceeds from public offering of common stock	46,639,210	30,103,306
Proceeds from exercise of warrants	797,581	-
Proceeds from exercise of options	107,327	-
Payments of capital lease liability - principal	(46,854)	(61,827)
Payments of note payable	-	(199,842)
Net cash provided by financing activities	47,497,264	29,841,637

Net (decrease)/increase in cash, cash equivalents and restricted cash	(15,319,213)	20,242,944
Cash, cash equivalents and restricted cash at beginning of period	22,756,438	13,007,838

Cash, cash equivalents and restricted cash at end of period	$7,437,225	$33,250,782

Supplemental non-cash financing and investing activities:
Unrealized gains on marketable securities	$364,425	$-
Preferred stock conversion into common stock - Series B	$21,771	$173,296
Cashless exercise of warrants	$441,189	$-
Unearned restricted stock grants	$-	$125,600
Stock dividends issued	$682,800	$2,234,429
Stock dividends accrual	$-	$1,060,145
Right-of-use assets obtained in exchange for liabilities	$-	$4,453,028
Preferred stock conversion into common stock - Series A	$-	$5,583,686

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2020, the Company had an accumulated deficit of approximately $101.2 million. The Company’s net loss for the nine months ended September 30, 2020 was approximately $16.1 million.

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

To continue to fund operations, on January 14, 2020, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of approximately $50.0 million and net proceeds of approximately $46.7 million. In addition, on July 2, 2020, the Company entered into an At-The-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. As of September 30, 2020, the Company did not sell any shares of its common stock under the ATM Sales Agreement (see Note 10).

As of September 30, 2020, the Company had cash and cash equivalents of approximately $7.1 million, marketable securities of approximately $55.7 million and restricted cash of approximately $0.4 million. The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations into the first half of 2023.

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

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. The financial results for the three and nine months ended September 30, 2020 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of the COVID-19 pandemic on future results or the Company’s ability to raise capital due to a variety of factors, including the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of September 30, 2020, December 31, 2019, September 30, 2019 and December 31, 2018:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$7,051	$22,170	$32,665	$12,447
Restricted cash included in current/long term assets	386	586	586	561
Cash, cash equivalents and restricted cash in the statement of cash flows	$7,437	$22,756	$33,251	$13,008

Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. The Company’s investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized gains and losses are classified as other comprehensive income (loss) and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the three and nine months ended September 30, 2020, the Company recorded unrealized losses of approximately $114.2 thousand and unrealized gains of approximately $367.1 thousand, respectively. The Company had no unrealized gains or losses for the three and nine months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, the Company had net accumulated unrealized gains of approximately $363.5 thousand and net accumulated unrealized losses of approximately $0.9 thousand, respectively.

The following tables summarizes the Company’s marketable securities as of September 30, 2020:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$25,575	$220	$—	$25,795
U.S. Government Notes	22,305	116	(1)	22,420
Corporate Debt Securities	6,201	19	—	6,220
State and Municipal Bonds	1,275	10	—	1,285
Total marketable securities	$55,356	$365	$(1)	$55,720

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2020:

		Net Carrying
	Fair Value	Amount
Due within one year	$33,547	$33,726
Due after one year through five years	22,173	22,225
	$55,720	$55,951

The following tables summarizes the Company’s cash, cash equivalents and marketable securities for the year ended December 31, 2019:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents	$22,169	$1	$—	$22,170

U.S. Treasury Bonds	$4,003	$—	$(1)	$4,002
Corporate Debt Securities	1,604	—	(1)	1,603
Total marketable securities	$5,607	$—	$(2)	$5,605

Total cash, cash equivalents and marketable securities	$27,776	$1	$(2)	$27,775

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2019:

		Net Carrying
	Fair Value	Amount
Due within one year	$5,002	$5,019
Due after one year through five years	603	607
	$5,605	$5,626

The Company determined that the unrealized gains and (losses) are deemed to be temporary as of September 30, 2020. Unrealized gains and (losses) generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows for a fundamental weakness in the credit quality of the issuer or underlying assets. The Company has the ability and intent to hold these investments until maturity. The Company does not consider the investment in marketable securities to be other-than-temporarily impaired at September 30, 2020.

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

The carrying amounts of certain cash and cash equivalents, current portion of restricted cash, prepaid expenses, accounts payable, current portion of lease liability and accrued expenses approximate fair value due to the short-term nature of these instruments.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$25,795	$25,795	$—	$—
U.S. Government Notes	22,420	—	22,420	—
Corporate Debt Securities	6,220	—	6,220	—
State and Municipal Bonds	1,285	—	1,285	—
Total	$55,720	$25,795	$29,925	$—

		Fair Value Hierarchy
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$22,170	$22,170	$—	$—
Marketable Securities:
U.S. Treasury Bonds	4,002	4,002	—	—
Corporate Debt Securities	1,603	—	1,603	—
Total	$27,775	$26,172	$1,603	$—

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

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Lab equipment	$1,443	$1,437
Leasehold improvements	878	878
Total	2,321	2,315
Less: accumulated depreciation and amortization	739	566
Leasehold improvements and equipment, net	$1,582	$1,749

Depreciation and amortization expense for the three and nine months ended September 30, 2020 was approximately $57.8 thousand and approximately $173.2 thousand, respectively, and for the three and nine months ended September 30, 2019 was approximately $52.0 thousand and approximately $148.9 thousand, respectively.

Note 7 – Accrued Expenses

Accrued Expenses, summarized by major category, as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019
Payroll and incentives	$805	$978
General and administrative expenses	250	428
Research and development expenses	856	421
Deferred revenue	104	100
Other	-	13
Total	$2,015	$1,940

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

The Company incurred lease expense for its operating leases of approximately $203.4 thousand and approximately $610.3 thousand for the three and nine months ended September 30, 2020 and 2019, respectively.

The Company incurred interest expense on its finance leases of approximately $1.4 thousand and approximately $5.4 thousand for the three and nine months ended September 30, 2020, respectively, and approximately $2.8 thousand and approximately $9.3 thousand for the three and nine months ended September 30, 2019, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $8.6 thousand and approximately $50.3 thousand for the three and nine months ended September 30, 2020, respectively, and approximately $25.0 thousand and approximately $97.8 thousand for the three and nine months ended September 30, 2019, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of September 30, 2020:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2020	$193	$9
2021	685	34
2022	645	19
2023	677	2
2024	710	-
Thereafter	$2,203	$-
Total undiscounted operating lease payments	$5,113	64
Less: Imputed interest	1,304	$2
Present value of operating lease liabilities	$3,809	$62

Weighted average remaining lease term in years	6.9	1.9
Weighted average discount rate	8.4%	8.1%

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

Amendment to the Administrative Office Lease in Bedminster New Jersey

On September 23, 2020, the Company entered into an amendment to the lease on its administrative office location in Bedminster New Jersey. Pursuant to the amendment, the Company will lease an additional 3,034 rentable square feet (“Expansion Premises”). The amendment becomes effective upon the date on which the landlord delivers to the Company the Expansion Premises, which is expected to occur on or about January 15, 2021, and extends the term of the lease for seven years from such date. There is no renewal option, no security deposit, no residual value or significant restrictions or covenants other than those customary in such arrangements. Except as expressly provided, all other terms, covenants, conditions and agreements as set forth in the lease will remain unchanged and in full force and effect. The total lease commitment over the seven-year extension period is approximately $1.8 million.

Note 9 – Income Taxes

Sale of net operating losses (NOLs)

The Company recognized $0 and approximately $1.1 million for the three and nine months ended September 30, 2020, respectively, and $0 and approximately $1.0 million for the three and nine months ended September 30, 2019, in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Note 10 – Stockholders’ Equity

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. As of September 30, 2020, the Company did not sell any shares of its common stock under the ATM Sales Agreement.

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

Preferred Stock

Series B Preferred Stock

In connection with a public offering of Series B Preferred Stock, on June 19, 2018, the Company filed the Series B Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 8,000 shares of the Company’s previously undesignated preferred shares as Series B Preferred Stock. As of September 30, 2020 and December 31, 2019, there were 4,552 shares 4,577 shares, respectively, of Series B Preferred Stock outstanding.

Dividends. Subject to certain ownership limitations, holders of the Series B Preferred Stock received or are entitled to receive dividends payable in the Company’s common stock as follows: (i) a number of shares of common stock equal to 10% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on June 19, 2019, (ii) a number of shares of common stock equal to 15% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on June 19, 2020 and (iii) a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on June 19, 2021. A purchaser in the offering is only entitled to dividends on shares of Series B Preferred Stock held by such holder on any of the aforementioned dividend payment dates. Based on an accounting of the holders of record of Series B Preferred Stock on June 19, 2020 and 2019, the Company made dividend payments totaling 1,365,600 and 946,000 shares of common stock, respectively through the period ending September 30, 2020.

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

As of September 30, 2020, the Company had outstanding warrants to purchase an aggregate of 1,327,810 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. A summary of warrants outstanding as of September 30, 2020 and December 31, 2019 is presented below, all of which are fully vested:

	Shares
Outstanding at December 31, 2018	5,799
Issued	-
Exercised	(402)
Tendered	-
Expired	-
Outstanding at December 31, 2019	5,397	*
Issued	-
Exercised	(2,576	)**
Tendered	-
Expired	(1,493)
Outstanding at September 30, 2020	1,328	***

*	Weighted average exercise price for outstanding warrants is $0.62.
**	Converted into approximately 1,737.4 thousand shares of common stock.
***	Weighted average exercise price for outstanding warrants is $0.55.

Basic and diluted net loss per common share

During the three and nine months ended September 30, 2020 and 2019, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion of preferred stock, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive for the three and nine months ended September 30, 2020 and 2019:

	As of September 30,
	2020	2019
Stock options	22,260	16,859
Preferred Stock and accrued dividend upon conversion	9,104	9,240
Warrants	1,328	5,799
Total	32,692	31,898

Note 11 – Accumulated Other Comprehensive (Loss)/Income

The following table summarizes the changes in accumulated other comprehensive (loss)/income by components during the nine months ended September 30, 2020:

	Net Unrealized (Losses)/Gains on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss)/Gain
Balance, December 31, 2019	$(1)	$(1)
Unrealized gain on securities available-for-sale	368	368
Reclassifications to net loss	(3)	(3)
Net current period other comprehensive income	365	365
Balance, September 30, 2020	$364	$364

The amounts reclassified to net income for realized gains and losses on available-for-sale securities are recorded as part of other income, net, in our Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no accumulated other comprehensive (losses)/gains during the nine months ended September 30, 2019 and all components of accumulated other comprehensive (losses)/gains are net of tax. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in other income, net.

Note 12 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the nine months ended September 30, 2020 and 2019.

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

The following table contains information about the Company’s stock plan at September 30, 2020:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	28,948	*	24,875	**	4,073

*	Increased by 6,526 thousand on January 1, 2020 representing 4% of the total number of shares of common stock outstanding on December 31, 2019.
**	Includes both stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and Development	$358	$185	$1,538	$834
General and Administrative	595	486	1,807	1,463
Total	$953	$671	$3,345	$2,297

During the nine months ended September 30, 2020, the Company modified the exercise terms of certain vested stock options resulting in additional stock-based compensation expense of approximately $432.8 thousand. The exercise terms were due to expire on February 9, 2020 but were extended for an additional two years and will be cancelled if not exercised on or before February 9, 2022. The additional expense was recorded in the research and development department.

As of September 30, 2020, total compensation costs related to unvested awards not yet recognized was approximately $9.0 million and the weighted-average periods over which the awards are expected to be recognized was 2.9 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the three months ended September 30, 2020 (in thousands):

Stock Options
Outstanding at January 1, 2020	17,529
Granted	5,538
Exercised	(176)*
Forfeited	(72)
Cancelled	-
Expired	(559)
Outstanding at September 30, 2020	22,260

*	Resulted in the issuance of approximately 132.1 thousand shares of common stock.

Restricted Stock Awards

During the nine months ended September 30, 2020 and 2019, the Company granted restricted stock awards for approximately 267.7 thousand and approximately 415.2 thousand shares of common stock, respectively. These awards are granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $89.7 thousand and $262.5 thousand for the three and nine months ended September 30, 2020, respectively, and approximately $62.1 thousand and $237.5 thousand for the three and nine months ended September 30, 2019, respectively, in the condensed consolidated statement of operations. As of September 30, 2020, there were no unrecognized compensation costs related to restricted stock grants.

Note 13 – Subsequent Event

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

Key elements of our strategy include:

●	Rapidly advancing the clinical development of MAT9001 for the treatment of severe hypertriglyceridemia (SHTG) and generating additional clinical data to further differentiate MAT9001 from Vascepa and other prescription omega-3 drugs in an emerging and rapidly expanding market.

●	Delivering efficacy data for MAT2203 in the EnACT study for the treatment of cryptococcal meningitis (CM) with the non-dilutive financial support from the National Institutes of Health (NIH).

●	Expanding the application of our LNC platform delivery technology through collaborations with sophisticated and well-resourced biotech and pharmaceutical companies in innovative areas of medicine.

We have incurred losses for each period from our inception. For the nine months ended September 30, 2020 and 2019, our net loss was approximately $16.1 million and $11.8 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The financial results for the three and nine months ended September 30, 2020 were not significantly impacted by COVID-19. However, we cannot predict the impact of the progression of the COVID-19 pandemic on future results or our ability to raise capital due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

Financial Operations Overview

Revenue

During the nine months ended September 30, 2020, we generated contract research revenue of approximately $95.8 thousand resulting from a grant with the Cystic Fibrosis Foundation and the feasibility study agreement with Genentech Inc. and approximately $89.8 thousand resulting from a grant with the Cystic Fibroses Foundation during the nine months ended September 30, 2019. Our ability to generate product revenue, which we do not expect to occur until 2023 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and nine months ended September 30, 2020 and 2019. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Direct research and development expenses:
Manufacturing process development	$318	$353	$928	$462
Preclinical trials	119	487	598	1,063
Clinical development	1,295	413	3,994	1,746
Regulatory	39	37	73	170
Internal staffing, overhead and other	1,565	1,381	5,240	4,374
Total research and development	$3,336	$2,671	$10,833	$7,815

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2020, we are focusing on advancing our lead product candidate, MAT9001 through clinical development toward an initial indication for the treatment of SHTG, expanding application of our LNC platform delivery technology through collaborations with third parties, and driving MAT2203 to efficacy data in the treatment of CM.

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

Sale of Net Operating Losses (NOLs)

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.1 million and $1.0 for the nine months ended September 30, 2020 and 2019, respectively.

Other Income, net

Other income, net is largely comprised of interest income and dividends earned on our cash and investment balances, interest expense and franchise taxes.

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

The commencement and completion of clinical trials for our products may be delayed by many factors, including the impact of the COVID-19 pandemic, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected participant recruitment, lack of funding or government delays. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support the intended safety or efficacy of our product candidates, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. As a result of these risks and uncertainties, we are unable to accurately estimate the specific timing and costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval, insofar as cash in-flows from the relevant drug or program would be delayed or would not occur.

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

The following tables summarizes our revenues and operating expenses for the comparative periods presented (dollars in thousands):

	Three Months Ended September 30,
	2020	2019
Revenues	$96	$-

Expenses:
Research and development	$3,336	$2,671
General and administrative	2,364	1,890
Operating Expenses	$5,700	$4,561

Revenues. During the three months ended September 30, 2020 we generated revenue of approximately $95.8 thousand and $0 during the same period in 2019. Amount earned consists of contract research revenue resulting from a grant with the Cystic Fibroses Foundation and a feasibility study agreement with Genentech Inc.

Research and Development expenses. Research and Development (R&D) expense for the three months ended September 30, 2020 and 2019 was approximately $3.3 million and $2.7 million, respectively. The increase in R&D expenses was primarily due to higher employee compensation and costs related to clinical trials for the advancement of our lead product candidates MAT9001 and MAT2203.

General and Administrative expenses. General and administrative expense for the three months ended September 30, 2020 and 2019 was approximately $2.4 million and $1.9 million, respectively, compared to the prior year. The increase in general and administrative expense was primarily due to higher compensation expense related to increased employee headcount compared to the prior year.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

The following tables summarizes our revenues and operating expenses for the comparative periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Revenues	$96	$90

Expenses:
Research and development	$10,834	$7,815
General and administrative	6,980	5,460
Operating Expenses	$17,814	$13,275

Sale of net operating losses (NOLs)	$1,073	$1,007

Revenues. We generated approximately $95.8 thousand of revenue during the nine months ended September 30, 2020 and approximately $89.8 thousand during the same period in 2019. Amount earned during the nine months ended September 30, 2020 consists of contract research revenue resulting from a grant with the Cystic Fibroses Foundation and the feasibility study agreement with Genentech Inc. and the amount earned in 2019 consists of contract research revenue resulting from a grant with the Cystic Fibroses Foundation.

Research and Development expenses. Research and Development (R&D) expense for the nine months ended September 30, 2020 and 2019 was approximately $10.8 million and $7.8 million, respectively. The increase in R&D expenses was primarily due to higher employee compensation and costs related to clinical trials for the advancement of our lead product candidates MAT9001 and MAT2203.

General and Administrative expenses. General and administrative expense for the nine months ended September 30, 2020 and 2019 was approximately $7.0 million and $5.5 million, respectively, compared to the prior year. The increase in general and administrative expense was primarily due to higher compensation expense related to increased employee headcount compared to the prior year.

Sale of net operating losses (NOLs). The Company recognized approximately $1.1 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of September 30, 2020, we have raised a total of approximately $150.9 million in gross proceeds and $138.4 million, net, from sales of our equity securities.

As of September 30, 2020, we had cash, cash equivalents and marketable securities totaling $62.8 million.

2020 At-The-Market Equity Offering

On July 2, 2020, we entered into an At-The-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. As of September 30, 2020, we did not sell any shares of our common stock under the ATM Sales Agreement.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the period set forth below (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(13,060)	$(9,193)
Cash used in investing activities	(49,756)	(406)
Cash provided by financing activities`	47,497	29,842
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(15,319)	$20,243

Operating Activities

Net cash used in operating activities was approximately $13.1 million and $9.2 million for the nine-month periods ended September 30, 2020 and 2019, respectively. The increase of approximately $3.9 million for the period was primarily due to an increase in the net loss and changes in operating assets and liabilities. We expect that there will be an increase in cash used in operations during the remainder of 2020 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $49.8 million and approximately $0.4 million of cash was used in investing activities for the nine-month periods ended September 30, 2020 and 2019, respectively. The increase of $49.4 million was primarily due to the purchase and maturities of our marketable securities during the nine months ended September 30, 2020. No marketable securities were purchased or matured during the nine months ended September 30, 2019.

Financing Activities

Net cash provided by financing activities was approximately $47.5 million and approximately $29.8 million for the nine-month periods ended September 30, 2020 and 2019, respectively. The increase of $17.7 million in cash provided by financing activities was primarily due to the approximately $46.6 million of net proceeds from the January 2020 public offering of common stock compared to the approximately $30.1 million of net proceeds from the March 2019 public offering of common stock, as well as an increase of approximately $0.8 million from the exercising of warrants and approximately $0.1 million from the exercising of stock option during the nine months ended September 30, 2020.

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

Contractual Obligations and Commitments

Amendment to the Administrative Office Lease in Bedminster New Jersey

On September 23, 2020, we entered into an amendment to the lease on our administrative office location in Bedminster New Jersey. Pursuant to the amendment, we will lease an additional 3,034 rentable square feet (“Expansion Premises”). The amendment becomes effective upon the date on which the landlord delivers the Expansion Premises to us, which is expected to occur on or about January 15, 2021, and extends the term of the lease for seven years from such date. There is no renewal option, no security deposit, no residual value or significant restrictions or covenants other than those customary in such arrangements. Except as expressly provided, all other terms, covenants, conditions and agreements as set forth in the lease will remain unchanged and in full force and effect. The total lease commitment over the seven-year extension period is approximately $1.8 million.

Except for the lease amendment provided, there have been no material changes from the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of September 30, 2020, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

PART - II OTHER INFORMATION

Item 1. LEGAL PROCEEDSINGS

None.

Item 1A. RISK FACTORS

Except as previously disclosed, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as other reports and statements that we file and have filed with the SEC, in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: November 6, 2020	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: November 6, 2020	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.

