Form 10-K
period 2020-12-31
Matinas BioPharma Holdings, Inc.
filed 2021-03-29
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2020 was approximately $141.9 million.

As of March 24, 2021, there were 204,276,412 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2020

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates, including LYPDISO ™ (formerly MAT9001), MAT2203 and MAT2501, which are still in an early development stage;

●	our reliance on our proprietary lipid nanocrystal (LNC) platform delivery technology, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates, including LYPDISO, MAT2203 and MAT2501, which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third parties, including third parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing; and

●	developments and projections relating to our competitors or our industry; and

●	our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.

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

Company Overview

We are a biopharmaceutical company focused on improving the intracellular delivery of critical therapeutics through our paradigm-changing lipid nanocrystal (LNC) delivery platform. We are also focused on creating value through identifying a partner to continue the development of LYPDISO™ (formerly MAT9001), a next generation, highly purified, prescription-only omega-3 free fatty acid formulation specifically designed for the treatment of cardiovascular and metabolic conditions.

Matinas BioPharma is dedicated to maximizing the value associated with our unique LNC platform delivery technology. This proprietary platform technology, licensed from Rutgers University on an exclusive worldwide basis, nano-encapsulates target molecules in a way that facilitates safe, efficient, and targeted intracellular delivery. Comprised of phospholipids, like phosphatidylserine, and calcium, our LNCs can be differentiated from any other delivery technology today both in terms of how LNCs provide flexibility with route of administration as well as how LNCs gain access to cells and how they can also provide flexibility with route of administration. LNCs have been delivered orally, intramuscularly, intravenously and through inhalation. Because of their unique composition, LNCs can be delivered into a cell through any or all of phagocytosis, membrane fusion, or clathrin-mediated endocytosis.

In addition to efficient intracellular delivery to treat a variety of cell-based pathogens, diseases and conditions, our technology allows for the targeted and safe delivery of pharmaceutical agents directly to sites of infection or inflammation. This highly stable, efficient and broadly applicable drug delivery platform has the potential to deliver a broad range of therapeutic agents, including small molecules, vaccines, peptides and proteins, as well as nucleic acid polymers (e.g., antisense, oligonucleotides, siRNA, mRNA) for use in treating a broad range of inflammatory, infectious and other intracellular diseases (e.g., intracellular pathogen-related, genetic disorders, and cancer).

Our lead drug candidate based on the LNC platform delivery technology is MAT2203, an oral formulation of amphotericin B, a well-known and highly effective, antifungal drug (though frequently associated with significant renal toxicity and currently only available in an intravenous formulation) currently used and approved to treat a variety of invasive, and potentially deadly, fungal infections. MAT2203 has been developed to date with the assistance and financial support of the National Institutes of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH). MAT2203 has been designated as a Qualified Infectious Disease Product (QIDP) with Fast Track Status for the treatment of invasive candidiasis, the treatment of aspergillosis, the prevention of invasive fungal infections in patients who are on immunosuppressive therapy, and, most recently, the treatment of cryptococcosis. While we continue to believe that MAT2203 could become an important solution to the significant unmet medical need to prevent invasive fungal infections in immunosuppressed patients, we also believe there are opportunities for a more rapid approval of MAT2203 for the treatment of certain invasive fungal infections in areas of high unmet medical need.

In partnership with the NIH, we have conducted numerous preclinical studies of MAT2203 in cryptococcal meningitis and demonstrated that MAT2203 was able to (a) cross the blood-brain barrier, (b) effectively treat this infection and (c) eliminate the toxicity normally associated with delivery of amphotericin B intravenously. The NIH has funded a grant submission from the University of Minnesota for a clinical study of MAT2203 in patients with cryptococcal meningitis in Uganda, where this disease is highly prevalent among the human immunodeficiency virus (HIV)-positive community. This study, which has been called the Encochleated Oral Amphotericin for Cryptococcal Meningitis Trial (EnACT), initiated in 2019 and currently enrolling patients in Cohort 2 of the trial, is exploring the use of MAT2203 for both induction and maintenance therapy, and we believe that, if positive, it could form the foundation for registrational approval in this indication. Moreover, since this study potentially validates the use of MAT2203 in what is arguably one of the most difficult-to-treat fungal infections, we believe MAT2203 is well-positioned to become a best-in-class antifungal drug for the treatment of invasive fungal infections. Furthermore, a demonstration that MAT2203 can effectively cross the blood-brain barrier in humans could potentially position our LNC platform delivery technology for use with molecules designed to treat other inflammatory diseases of the central nervous system through an oral route of administration. Developing MAT2203 utilizing primarily non-dilutive, government-sponsored, financing allows us to focus our internal cash resources on LYPDISO while advancing MAT2203, MAT2501 and our innovative LNC platform delivery technology.

We are also progressing the development of MAT2501, our oral amikacin development program, which is funded in large part by the Cystic Fibrosis Foundation (CFF) which we are developing for the treatment of non-tuberculous mycobacterial (NTM) infection, a highly prevalent lung infection in patients with underlying cystic fibrosis. We received funding of $3.75 million from the CFF in November 2020 which was based upon the positive preclinical proof-of-concept data generated by Colorado State University testing MAT2501 efficacy against both amikacin-sensitive and resistant strains of infecting organisms in a CF mouse model for NTM infections.

We have been engaged in discussions with various large, well-established and well-financed biotech and global pharmaceutical companies on potential applications of the LNC platform delivery technology.

●	In July 2018, we announced a research collaboration with the National Institute of Neurological Disorders and Stroke (NINDS) of the NIH, focused on the development of a novel therapy for the treatment of HIV combining targeted antisense oligonucleotides (ASO) and Matinas’ LNC platform delivery technology.
●	In January 2019, we announced a research evaluation with a top global pharmaceutical company in which our LNC platform delivery technology would be explored in delivering certain nucleic acid polymers.
●	In May 2019, we announced a research collaboration with ViiV Healthcare to develop and evaluate formulations of antiviral drug candidates.
●	In December 2019, we announced a feasibility collaboration with Genentech relating to the development of oral formulations of a number of Genentech proprietary compounds applying the LNC platform delivery technology.
●	In December 2020, we announced a collaboration with the National Institute of Allergy and Infectious Diseases to evaluate oral formulations of Gilead’s antiviral remdesivir utilizing our LNC platform delivery technology.

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

We are also focused on securing value for LYPDISO through a collaboration or partnership in the United States or globally. LYPDISO is a soft gelatin capsule containing a complex mixture of multiple long-chain omega-3 fatty acids, primarily eicosapentaenoic acid (EPA) and docosapentaenoic acid (DPA). There are a number of existing FDA-approved prescription omega-3 products, including Lovaza®, Vascepa® and Epanova®, and this class of drugs has extensive evidence of safety and well-documented clinical efficacy in lowering triglycerides (TGs) in patients with hypertriglyceridemia (HTG). We believe that given LYPDISO’s enhanced bioavailability (as a free fatty acid rather than an ethyl ester) and its unique composition (high EPA plus DPA, with very little DHA), it is differentiated from other existing products in the omega-3 class.

Triglycerides (TGs) and cholesterol are integral components of lipoproteins, the primary transport vehicle for lipids in the body. High levels of triglyceride-rich lipoproteins are associated with a substantially increased risk of atherosclerotic cardiovascular disease, and, in the case of very high triglycerides, acute pancreatitis. Triglyceride elevations can be due to both genetic and environmental factors and are frequently associated with comorbid conditions such as diabetes, chronic renal failure, and nephrotic syndrome. Unlike the currently approved pharmaceutical omega-3 products, all of which have been repurposed following clinical failures in their originally intended indications, LYPDISO has been specifically designed and developed to treat HTG, dyslipidemia and other cardiovascular and metabolic conditions.

We had previously been focused on the initial development of LYPDISO for an initial indication for the treatment of severe hypertriglyceridemia (SHTG), which are those patients with triglyceride levels ≥ 500mg/dL, since TG-lowering is a well-accepted surrogate outcome marker of clinical efficacy in these patients. Additionally, the prescription omega-3 product Vascepa has been approved for cardiovascular risk reduction in patients at high cardiovascular risk with TGs ≥ 150 md/dL. The development plan for LYPDISO is via a 505(b)(2) regulatory pathway, which tends to be shorter and less expensive than under Section 505(b)(1) (for new chemical entities that have never been approved in the United States). The 505(b)(2) pathway allows us to rely, at least in part, on U.S. Food and Drug Administration (FDA) findings of safety and/or effectiveness for a previously approved drug. Based on prior written feedback received from the FDA in 2014, and additional verbal and written feedback from FDA in August of 2020, we believe that a 505(b)(2) pathway is possible and appropriate for LYPDISO.

In parallel with the preclinical and clinical studies necessary for FDA approval of LYPDISO, we also recently completed the ENHANCE-IT study, a head-to-head crossover study of LYPDISO vs. Vascepa, which was intended to differentiate LYPDISO from the current leading prescription omega-3 therapy. While the primary endpoint of percent change in TGs from baseline to end-of-treatment did not meet statistical significance in the prespecified pharmacodynamic (PD) population, analysis of the per protocol (PP) population demonstrated statistically significant improvement and superiority of LYPDISO over Vascepa in TGs, total cholesterol and very-low-density lipoprotein (VLDL) cholesterol. A key secondary endpoint in ENHANCE-IT was the measurement of eicosapentaenoic acid, or EPA levels, in the blood, as that has become a key surrogate marker in determining cardiovascular risk reduction. In ENHANCE-IT, plasma EPA concentrations were significantly higher with LYPDISO vs. Vascepa (46% relative percent increase change from baseline EPA level vs. Vascepa) and we believe indicate the potential for superior cardioprotection with LYPDISO vs. Vascepa. Overall, the data from ENHANCE-IT support the pursuit of cardiovascular outcomes indication for LYPDISO. Given the significant time and expense of conducting a cardiovascular outcomes trial, we have determined that a partner will be required to further develop LYPDISO. We have initiated a process to identify and secure a partner over the next few quarters.

Strategy

We are focused on improving the intracellular delivery of critical therapeutics through our paradigm-changing lipid nanocrystal (LNC) drug delivery platform and its application to overcome current challenges in safely and effectively delivering small molecules, nucleic acids, gene therapies, proteins/peptides, and vaccines. We are also focused on creating value through finding a partner to continue the development of LYPDISO, our proprietary, next-generation prescription omega-3 drug, which we believe is differentiated from all other prescription omega-3 products and positioned to potentially demonstrate superior cardioprotective effects.

Key elements of our strategy include:

●	Advancing our clinical stage assets based on our LNC platform delivery technology and continuing to expand utilization of this promising technology into areas of innovative medicine.

●	Delivering efficacy data for MAT2203 in the EnACT study for the treatment of cryptococcal meningitis, which would highlight the safety and efficacy of this promising drug candidate, while demonstrating the ability of our LNC platform technology to deliver potent medicines across the blood-brain barrier with oral administration.

●	Progressing the development of MAT2501 through extensive preclinical toxicology and efficacy studies in NTM infections and completing a single ascending dose pharmacokinetic study in healthy volunteers later in 2021, all with the financial support of the Cystic Fibrosis Foundation.

Our Lipid Nanocrystal (LNC) Platform Delivery Technology

Efficient and safe delivery of medicines remains one of the biggest challenges in the pharmaceutical and biotech industry today. The advancement of science and the emerging importance of cell-mediated immunity and current challenges associated with effective intracellular drug delivery has created a significant area of need. Current technology options, including liposomes, lipid nanoparticles (LNPs) and viral vectors, have been widely adopted but each have significant limitations including inefficient delivery, undesirable and dangerous toxicity and immunogenicity, and unstable formulations forcing challenging storage conditions (Figure 1). The method in which these technologies gain access to a cell varies and often is responsible for significant adverse effects for patients. Despite these known challenges, adoption has been widespread due to the lack of viable alternatives. Today, LNPs and viral vectors are being used to deliver both small molecules and gene therapy.

Figure 1: Current Delivery Technologies

Our Solution: LNCs

Our proprietary lipid nanocrystals (LNCs) are primarily composed of two naturally occurring materials: a phospholipid, like phosphatidylserine (PS), and calcium. They are stable and have a unique multilayered structure consisting of a large, continuous, solid, lipid bilayer sheet rolled up in a spiral or as stacked sheets, with no internal aqueous space. This unique structure provides protection from degradation for molecules trapped in or between lipid bilayers. Components within the interior of the LNCs remain intact, even though the outer layers of the LNCs may be exposed to harsh environmental conditions or enzymes (Figure 2).

Figure 2 LNC Formulation

Our LNCs protect active pharmaceutical ingredients in lipid bilayers and can intercalate into the phospholipid interior or otherwise remain trapped within the bilayers (Figure 3). The presence of minimal amounts of calcium keeps the LNCs intact.

Figure 3 LNCs Protect API in Bilayers

LNCs can be delivered in a variety of ways, including orally, intramuscularly, intravenously and through inhalation. This flexibility represents a significant advantage over other delivery modalities and presents significant opportunities to efficiently encapsulate many different molecules, both water soluble and water insoluble, including small molecules, nucleic acids such as antisense oligonucleotides (ASOs), messenger RNA (mRNA) and small interfering RNA (siRNA), and nucleotides as large as eleven kilobases including DNA plasmids and potentially CRISPR/Cas9, a gene editing technology.

Intracellular delivery of molecules is usually accomplished by either phagocytosis, clathrin-mediated endocytosis (CME) or through membrane fusion. LNPs are limited in that they can typically only access a cell through the CME process, followed by disruption of the endosomal membrane within the cell to gain access to the cytoplasm. LNPs typically are very inefficient, and patients also experience injection site adverse events and other toxicities associated with CME delivery, thereby limiting chronic use. LNPs also cannot be delivered orally. Viral vectors, including adeno-associated virus, attempts to utilize nature’s intracellular delivery mechanisms to facilitate fusion with the cell membrane and delivery of molecules into a cell. Unfortunately, viral vectors have historically been associated with severe negative immune responses and, like LNPs, cannot be delivered orally. We believe LNCs can effectively delivery molecules through all three mechanisms, in addition to having great flexibility with the desired route of administration.

We believe that LNC’s unique ability to enter a cell through phagocytosis, membrane fusion or CME, or a combination thereof, relates directly to the presence of a phospholipid, like phosphatidylserine. Phosphatidylserine (PS) is present in virtually all cells and is an integral part of the cell membrane. PS is normally localized to the inner part of the membrane bilayer by active cellular processes. However, with cell “activation”, which occurs when there is infection, inflammation, injury, stimulation, cell death or some other issue impacting a particular cell, PS moves from the inner layer to the outer layer and facilitates fusion with our LNCs (Figure 4). Certain cells also contain PS receptors, which actively take up LNCs due to the presence of PS (Figure 5).

Figure 4: Asymmetry of the Phospholipid Membrane

Outer Layer

In the normal state, the inner and outer layers of the lipid membrane are very different

SM
PC
PE
PEp
PS
SFA
MUFA
PUFA

Inner Layer

With cell "activation" (infection, injury, stimulation, death, etc.)

the lipid distribution across the membrane changes**:**

This occurs either **locally** (local signaling)

or **globally** (more intense signaling or cell injury/death)

Local

Global

Figure 5: Role of PS and PS Receptors in the Uptake of LNCs into Cells

Through phagocytosis, macrophage and other cells containing PS receptors readily engulf LNCs and their drug cargo into vesicles, or endosomes, facilitating intracellular delivery. LNCs can also fuse with cell membranes and deliver drug cargo directly to the cytoplasm. LNCs have been designed to mimic enveloped viruses and can efficiently deliver drugs and/or molecules to cells without adverse immune responses.

For some molecules, the goal is simply to achieve safe and effective intracellular delivery. This is especially relevant when delivering sensitive genetic material and other molecules desiring cellular impact (i.e., antivirals). For other molecules, or drugs, utilizing activated cells as a mechanism to deliver drug to infected tissues or other areas of the body becomes critical.

LNCs in pre-clinical studies have been shown to improve existing drugs by providing 1) cell-targeted delivery; 2) reduced blood levels thereby reducing toxicity; and 3) oral delivery of drugs now only available intravenously. For example, LNCs delivered orally work by encapsulating molecules of drugs in a solid, anhydrous, crystalline structure, protecting them as they pass through the GI tract where they cross the mucous membrane. Once the LNCs have crossed the mucosal barrier of the GI tract into the lymphatic system, they are picked up by activated cells including cells of the mononuclear phagocytic system, such as macrophages and dendritic cells. Activated macrophages, with drug-loaded LNCs inside, follow natural signal molecule paths and migrate to the site of infection or to the target organ and deliver their payload.

Therapeutic applications of our proprietary delivery technology have been initially focused on the delivery of several potent and highly efficacious anti-fungal and anti-bacterial agents, which are currently still associated with serious side effects, including irreversible toxic effects on kidney and hearing function. We believe our technology has the potential for targeted delivery of these agents, which positions us to be at the forefront of dealing with these very serious problems. We have now also expanded our research and development efforts for our LNC platform delivery technology to focus on the delivery of a wide range of therapeutic treatments, in particular those in the oligonucleotide class of agents (antisense oligonucleotides, mRNA, and CRISPR-Cas9).We continue to push forward our business development efforts to further expand our collaborations across pharma and biotech companies who have innovative therapies with delivery challenges, which may be addressed with our LNC platform delivery technology.

Multi-organ Protection: A key innovation of our LNC platform delivery technology is our ability to package medication inside lipid-crystal particles without leaking. Because of their crystalline nature, these particles are truly solid and hold on tightly to their medication payload. This is where the LNC platform delivery technology differs markedly from other lipid-based delivery technology, such as liposomal delivery. Liposomes are liquid delivery systems which typically leak some of their drug content into the circulatory system, thus still exposing vulnerable organs and tissues to potential toxic effects. Keeping potentially organ-toxic medications inside the lipid-crystal particles significantly differentiates our LNC platform delivery technology from other drug-delivery approaches.

Targeted Delivery: The size of our individual LNCs is typically in the range of 50-500 nm. This is very small and by comparison close to the size of a large virus or a small bacterium. Our body produces many activated cell-types that are predisposed to interact with our LNCs. These activated cell types, including bone marrow-derived hematopoietic cells such as macrophages, infected cells, injured cells, tumor cells and epithelial cells are all prone to engulf or fuse with our phosphatidylserine-based LNCs. Because of the size of our LNCs and their PS surface structure (the cell membranes of bacteria are also made up from PS), activated cells tend to take up these LNCs very efficiently and without any adverse immune response.

Oral Formulation: Many drugs that are currently on the market are only effective in treating diseases when administered intravenously. For example, many anti-infective drugs must be administered intravenously in order to be effective. IV administration presents several challenges to care, such as risk of infection, patient discomfort from injections, and higher cost of care than anti-infective drugs that can be taken orally (IV delivery must be performed by a doctor or nurse, often within a very expensive hospital setting). Although several technologies have been used to attempt to convert IV drugs to orally delivered medications, success has been limited due to the difficulty in achieving adequate bioavailability (i.e., the amount of drug that is absorbed into the body) with an oral formulation. We believe that the unique LNC structure in our platform technology protects the drug from degradation when it passes through the GI tract and that its lipid surface features facilitate the particle being absorbed into the blood stream. The potential application of our LNC platform delivery technology for the delivery of injectable medications offers significant clinical and commercial value with successfully demonstrated safety and efficacy in human clinical trials.

Our LNC platform technology changes the delivery of medicines in a unique manner and alters the bio-distribution of these medications by targeting tissues and organs that are affected by infection and inflammation. In addition to IV-only anti-infectives such as amphotericin B and amikacin, we have orally delivered in animal studies the influenza vaccine, siRNA, NSAIDs, other anti-infectives such as atovaquone, and many other compounds across multiple therapeutic areas, demonstrating the potential broad application of our technology. We have observed rapid local accumulation in infected tissues, which appear to be the result of transport of our drug-loaded LNCs by and to activated cells.

Our LNC Clinical Stage Assets

We have leveraged our platform LNC delivery technology to develop two clinical-stage products that we believe have the potential to become best-in-class drugs in their respective therapeutic classes. Our lead LNC platform delivery technology product candidate, MAT2203, is an orally-administered LNC formulation of a broad spectrum anti-fungal drug called amphotericin B. We believe there are opportunities for a potentially rapid approval of MAT2203 for the treatment of certain invasive fungal infections in areas of high unmet medical need. In partnership with the National Institutes of Health (NIH), we have conducted numerous preclinical studies of MAT2203 for the treatment of cryptococcal meningitis (CM), a deadly fungal infection that affects the brain, typically in immunocompromised individuals. In such studies, we observed the potential for MAT2203, utilizing our LNC platform delivery technology, to (a) cross the blood-brain barrier, (b) treat this infection and (c) eliminate the toxicity normally associated with intravenous delivery of amphotericin B.

Based upon the preclinical data generated by the NIH, the NIH has financially supported a grant application from the University of Minnesota to conduct the EnACT study in Uganda. This study was initiated in October 2019 and is exploring the use of MAT2203 for both induction and maintenance therapy in the treatment of CM, which is one of the most frequent and opportunistic infections in HIV patients. Given the high morbidity and mortality associated with CM in HIV patients, the clinical unmet need is globally very high with the global burden estimated at 1 million cases annually. We plan to leverage a 505(b)(2) regulatory pathway for MAT2203, in part relying upon FDA’s findings of the efficacy of IV amphotericin B. This strategy was discussed with the FDA in June 2019, where we outlined our development plans for MAT2203 in CM and received FDA approval to proceed with the EnACT study which is currently enrolling subjects in Cohort 2 of the trial. We have received four qualified infectious disease (QIDP) designations as well as an orphan designation for the treatment of cryptococcosis, which, if approved, would result in twelve years of regulatory exclusivity for MAT2203. We plan to seek accelerated approval for this indication following the availability of the results of the ongoing EnACT Study. We believe that this study may have the potential to become a potential pivotal study to support approval of MAT2203 for the treatment of CM during both induction and maintenance phases of treatment.

Our second clinical stage LNC-based product candidate is MAT2501, an orally administered formulation of the broad-spectrum aminoglycoside antibiotic amikacin, which may be used to treat different types of multidrug-resistant bacteria, including non-tuberculous mycobacterium infections (NTM), as well as various multidrug-resistant gram negative and intracellular bacterial infections. In May 2017, we completed and announced topline results from a Phase 1 single escalating dose clinical trial of MAT2501 in healthy volunteers in which no serious adverse events were reported and where oral administration of MAT2501 at all tested doses yielded blood levels that were well below the safety levels recommended for injected amikacin, supporting further development of MAT2501 for the treatment of NTM infections. Following reformulation work, in 2019, we received a grant from the Cystic Fibrosis Foundation (CFF) to complete preclinical studies with Colorado State University which further demonstrated the potential for MAT2501 in treating cystic fibrosis-associated NTM lung infections. In November 2020, we received an additional grant from the CFF in the amount of 3.75 million USD to support the continued development of MAT2501 through a comprehensive preclinical tox program and a single ascending dose (SAD) study in healthy volunteers with our new and improved formulation of MAT2501. This most recent grant was based upon the positive preclinical proof of concept data generated by Dr. Diane Ordway at Colorado State University in a rigorous mouse model of NTM infection in mice with underlying CF disease.

MAT2203

Our lead anti-fungal product candidate, MAT2203, is an application of our LNC platform delivery technology to a broad spectrum and potent anti-fungal drug called amphotericin B. Traditionally, amphotericin B is an IV-administered drug used as a last resort for treatment of systemic fungal infections resistant to triazoles and echinocandins, including resistant candidiasis, cryptococcal meningoencephalitis, and aspergillosis. To date, there have been little to no reports of clinically observed drug-resistance to amphotericin B, further bolstering the use of this compound as the most likely last resort treatment for fungal infections in the foreseeable future. However, the use of amphotericin B is relatively limited because it is currently only available as an IV-administered product and has documented history of severe toxicity (most notably nephrotoxicity). By utilizing our LNC platform delivery technology to nano-encapsulate amphotericin B, there is now an opportunity for the drug to be administered orally with targeted delivery to infected cells, which we believe may have fewer side effects than the currently available IV-formulations of amphotericin B. Our LNC delivery of amphotericin B changes the bio-distribution, resulting in a higher level of the drug at the site of infection and a lower level of free circulating amphotericin B. By reducing the amount of circulating drug, our LNC platform delivery technology may reduce overall toxicity. Importantly, drug concentrations will be high only in target tissues due to the migratory nature of activated cells to inflammatory regions. Based upon our studies to date, we believe MAT2203 has the potential to offer improved safety and reduced toxicity and, as a result, we believe MAT2203 will be able to offer a categorically different and improved formulation that delivers orally administered amphotericin B, directly to the target cell at the site of infection. In collaboration with the NIH, in multiple studies, we have demonstrated in CM mouse models that our LNC-delivered amphotericin B, following oral administration, can successfully cross the blood brain barrier to the site of infection in mice. This demonstration provides important data indicating that our LNC platform delivery technology could become an important delivery solution for a variety of CNS-based disorders and diseases.

We believe that MAT2203 has the potential to become a best-in-class induction, consolidation, and maintenance therapy for the treatment of CM in HIV patients by offering the following key benefits:

●	Potential to treat resistant pathogens. We believe that MAT2203 has the potential to prevent and treat fungal infections caused by drug-resistant fungi, including those resistant to existing azoles and echinocandins, due to amphotericin B’s fungicidal (i.e., killing the fungi) nature and potency against resistant strains and the potential for our LNC platform delivery technology to provide higher drug exposure early in the course of therapy.

●	Enabling an all-oral therapy. CM has become the most common cause of adult meningitis in many parts of Africa, where cryptococcosis now rivals tuberculosis in all-cause mortality. While long-term survival has improved with widespread use of antiretroviral therapy in high-income countries, early mortality remains high. Early mortality rates are often ~ 70% in routine practice where access to diagnostics or medications is limited or unavailable, intracranial pressure is uncontrolled, or in settings where other barriers to the management of CM exist. IV administration of amphotericin B deoxycholate is not often possible in resource-limited settings, even when it is available.

●	Shorter and less costly hospital stays and lower outpatient costs. By providing physicians and patients with access to an orally available, broad spectrum fungicidal agent in MAT2203, there is the potential to reduce hospital costs, which account for over 70% of the overall treatment cost of invasive fungal infections.

The FDA has granted MAT2203 designations for Qualified Infectious Disease Product, or QIDP, and Fast Track for the treatment of invasive candidiasis and aspergillosis, for the prevention of invasive fungal infections in patients on immunosuppressive therapy, and the treatment of cryptococcosis. We recently also received Orphan Drug Designation for MAT2203 for the treatment of cryptococcosis and associated CM. The FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. The orphan drug designation provides eligibility for orphan drug exclusivity in the United States upon FDA approval if a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation. For a product that obtains orphan drug designation based on a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. Orphan drug exclusivity means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients unless the FDA requires otherwise by regulation, and tax credits for the cost of the clinical research. The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for Fast Track designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity. Fast Track designation enables more frequent interactions with FDA to expedite drug development and review. Fast Track designation does not change the standards for approval, and we can provide no assurances that we can maintain Fast Track designation for MAT2203 or that such designation will result in faster regulatory review. The seven-year period of marketing exclusivity provided through orphan designation, if granted, combined with an additional five years of marketing exclusivity provided by the QIDP designation positions MAT2203 with a potential for a total of 12 years of marketing exclusivity to be granted at the time of FDA approval.

MAT2203 - Product Profile

MAT2203 is an orally-administered, LNC formulation of amphotericin B (a broad-spectrum fungicidal agent). Little to no clinical resistance has been reported to date with amphotericin B as compared to the rapidly emerging drug resistance seen with other antifungal therapies. Currently, IV administered amphotericin B is the only broad spectrum fungicidal; however, it has significant treatment-limiting side effects, most notably nephrotoxicity. We believe that the ability to provide amphotericin B orally using our proprietary and novel oral formulation comprising our LNC platform delivery technology, may offer a new and promising alternative for patients and doctors.

The data from animal toxicity studies for MAT2203 indicate a side-effect advantage over other amphotericin B formulations, which we believe is based on two phenomena:

●	The lipid- nanocrystal is a solid particle that does not significantly “leak” its drug content while circulating. The particle releases its medication pay-load only when inside the target cells, and thus appears that the use of MAT2203 does not result in off-organ toxicities normally seen in the kidneys when using current formulations of amphotericin B.

●

Because of this targeted approach, we have been able to increase the therapeutic window on a mg/kg basis as compared to IV amphotericin B formulations. We have observed equivalent efficacy at lower doses as well as been able to use oral doses of up to 10x the highest tolerable IV dose in animal model studies.

Development History of MAT2203 and Initial Target Indication

MAT2203 has been studied extensively in animal model studies of various fungal infections including invasive candidiasis, aspergillosis, and CM.

In a clinical Phase 1 single-dose, double-blind, dose-escalating, pharmacokinetic study of 48 healthy volunteers, oral MAT2203 was observed to be well-tolerated with no serious adverse events reported, and without any observed nephrotoxicity. The most commonly reported adverse events (AEs) were nausea and abdominal pain. None of the AEs were related to abnormal laboratory evaluations. All treatment emergent adverse events (TEAEs) were mild except 1 instance of “upper respiratory tract infection” which was moderate in a subject following 800 mg MAT2203. No AEs led to withdrawal. There were no serious AEs. There was one pregnancy (subsequently determined that the conception date was 1 to 2 days prior to dosing) resulting in elective termination from the study. More recently, in our Phase 2 trial of MAT2203 conducted by the NIH, four out of four enrolled patients suffering from chronic refractory mucocutaneous candidiasis met their primary efficacy endpoint. One patient continues on treatment with no evidence of kidney or other toxicity frequently associated with the use of amphotericin B.

In October 2020, results from Phase 1 of the EnACT Study were published in the Journal of Antimicrobial Agents and Chemotherapy (C. Skipper, et.al) which was a Phase 1 ascending-dose trial of MAT2203 administered at 1.0 g, 1.5 g, or 2.0 g per day in 4 to 6 divided doses among HIV-positive survivors of cryptococcosis (n=9 per cohort). We assessed the tolerability of MAT2203, and the AEs associated with MAT2203 treatment over three days. The second part of the Phase 1 trial assessed the tolerability of 1.5 grams/day (the 100% tolerated dose) administered for seven days. In the singe-ascending dose part of the study, all subjects in the 1.5 g treatment group received their full dose without vomiting (100% tolerability). The cohort receiving 1 g had 4 transient clinical AEs in 2 subjects. The cohort receiving 1.5 g had 7 clinical AEs in 1 subject. The cohort receiving 2 g had 20 clinical AEs in 5 subjects. From a qualitative survey, 26 of 27 (96%) preferred their experience with MAT2203 over their prior experience with IV amphotericin (AMB).

The second, multiple dose cohort received 1.5 g/day for 1 week, which was the 100% tolerated dose, with 98.4% of doses taken. Overall, 5 clinical AEs occurred in this cohort of subjects without any observed kidney toxicity. Oral MAT2203 was well-tolerated when given in 4 to 6 divided daily doses without the toxicities commonly seen with IV AMB.

Based on the findings from Phase 1 of the EnACT Trial, 2.0 g was selected as the target dose for the induction phase of treatment and 1.5 g for the maintenance dose for Stage 1 of the study. Phase 2 of the trial is evaluating the safety, tolerability, and efficacy of MAT2203 in approximately 100 HIV-infected patients with cryptococcal meningitis. Participants enrolled in the experimental arm of each cohort received oral MAT2203 and flucytosine (5FC) in four separate stages and duration for induction therapy, using the maximum tolerated dose of MAT2203 that was identified in the preceding Phase 1 Trial. The experimental arm receives MAT2203 through induction and maintenance therapy for a total of approximately 6 weeks. Participants randomized to the control arm in each cohort receive the 2018 WHO recommended standard of care, which is IV AMB and 5FC, followed by fluconazole.

The first cohort of EnACT has been completed. A key objective of Cohort 1 was to assess the safety and tolerability of oral MAT2203 while assessing efficacy. Ten participants were randomized to the experimental arm and 4 to the control arm. The study treatments received are summarized in the following figure:

Patients in the experimental arm received induction therapy with IV AMB (1 mg/kg/day) for the first five days, oral MAT2203 (2 g/day in divided doses) from Day 5-14, and oral 5FC (100 mg/kg/day) for the first 14 days of treatment. Induction therapy was followed by consolidation or maintenance therapy with oral MAT2203 (1.5 g/day) from Day 15 to Week 6, oral fluconazole (800 mg/day) from Day 15 to week 10, followed by oral fluconazole (200 mg/day).

Efficacy and safety data from Cohort 1 of the study were reviewed by an Independent Data Safety Monitoring Board (DSMB) which voted unanimously to progress into the second cohort of patients in the EnACT Study.

Enrollment in the second cohort of patients has begun and Cohort 2.

Cohort 2 (or Stage 2) of the EnACT Study is designed to assess the potential to treat CM infections with oral MAT2203 as a step-down treatment during the induction phase of treatment immediately following only 2 days of IV amphotericin treatment, with continued treatment with MAT2203 for up to 6 weeks during early maintenance treatment. We believe that the clinical benefit of step-down treatment from IV amphotericin to oral MAT2203 will provide compelling clinical evidence of efficacy in treating this deadly infection with our oral agent. We believe that this Cohort of patients will also provide key data to support the further advancement of the EnACT Study to ultimately test the potential to treat CM infections with an all-oral amphotericin dosing regimen in subsequent cohorts (Stages 3 and 4 below).

The read-out for Cohort 2 is expected in the second half of 2021.

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

MAT2501

MAT2501 is an oral, LNC formulation of the broad-spectrum aminoglycoside antibiotic agent amikacin, which utilizes our proprietary LNC platform to achieve oral bioavailability, limit toxicity, and enable targeted delivery to sites of infection. Currently, amikacin can only be delivered parenterally or through inhalation and is used to treat a variety of chronic and acute bacterial infections, including both NTM infections and various multi-drug resistant gram-negative bacterial infections. IV and inhaled amikacin, however, are associated with major side-effects including nephrotoxicity and ototoxicity (permanent loss of hearing) with long-term use. We believe that MAT2501’s ability to orally deliver high levels of amikacin directly to the lung and without use-limiting toxicity, distinguishes it from all available therapies and could provide an important solution for patients and physicians. We are currently developing MAT2501 for the treatment of NTM lung disease, including infections in patients with CF. MAT2501 has been designated as a Qualified Infectious Disease Product (QIDP) and as an Orphan Drug for the treatment of NTM by the US FDA.

NTM lung disease is a chronic, debilitating condition arising from an NTM infection in the lungs and is associated with significant patient morbidity and mortality. The signs and symptoms of NTM lung disease often overlap with the underlying lung conditions that increase the risk for NTM, like cystic fibrosis, bronchiectasis, COPD, and asthma. The most common pathogens for NTM infections in the United States are Mycobacterium avium complex (MAC), which accounts for more than 80% of all NTM infections in the US. Patients with NTM lung infections frequently require lengthy hospital stays and prolonged courses of antibiotics to manage their disease. The prevalence of human disease attributable to NTM has increased over the past two decades and is now growing at more than 8% per year and is even more prevalent than tuberculosis in the US. In 2018, it was estimated that between 75,000 and 100,000 patients were diagnosed with NTM lung disease in the US alone.

Non-tuberculous mycobacterium (NTM) infections are extremely difficult to treat, especially so in patients with cystic fibrosis (Eikani, et. al., 2018). The infecting organisms are frequently resistant to most antibiotics, and current treatment regimens require combination therapies with highly toxic drugs for long periods of time, further complicated by challenges in delivering therapeutic levels of these toxic drugs across plasma membranes of infected cells.

These challenges are amplified in CF patients, with the thick buildup of pulmonary secretions that further impair treatment of infecting organisms. Pulmonary infections represent the most frequent type of infection in CF patients, and are responsible for more than 90% of deaths in the CF population (Rowe SM, et.al. 2005). Mycobacterium avium complex (MAC) and Mycobacterium abscessus complex (MABSC) are non-tuberculous mycobacterial species that have emerged in recent years as important opportunistic pathogens frequently responsible for pulmonary infections in CF patients (Brode SK, et. al. 2014). Infections due to MAC and MABSC are difficult to treat and to eradicate since these organisms are naturally resistant to most antibiotics. The recommended treatment for MAC and MABSC pulmonary infections includes a combination of a macrolide (clarithromycin or azithromycin), an aminoglycoside (amikacin), and an antimycobacterial antibiotic for MAC (rifampin and ethambutol), while MABSC many times requires intravenous β-lactam (cefoxitin or imipenem) at least for 12 months (Floto RA, et. al., 2016). The cure rate is only 25-40% in the case of macrolide resistance, which is present in 40 to 60% of the isolates (Roux AL et. al., 2015). Moreover, unsuccessful eradication of MAC and MABSC is considered as a contraindication for lung transplantation by several CF centers, and significantly restrict therapeutic options in severely ill patients. Therefore, more specific and active and less toxic antimicrobials are urgently needed.

MAT2501 Previous and Ongoing Studies

The most recent completed pre-clinical animal model studies testing the preclinical efficacy of MAT2501 were funded by a grant from the Cystic Fibrosis Foundation (CFF). An additional grant was awarded from the CFF in February of 2020 to support the screening of new optimized formulations of MAT2501 in collaboration with Diane Ordway, Ph.D. of Colorado State University (CSU). Most recently, a CFF grant of $3.75 million was awarded to us in November 2020 to support the early development of MAT2501 through the end of Phase 1. The recent grant from the CF Foundation was based upon the data generated by CSU and summarized below.

Preclinical and Clinical Studies

The Investigational New Drug (IND) application for MAT2501, was opened in January 2016 to investigate MAT2501 in the proposed indication for treatment of non-tuberculosis mycobacterial (NTM) infections.

We have conducted numerous repeat-dose non-clinical studies including a 28-Day rat study and 3 nonclinical studies in large animals (2 with dog and 1 with dog and minipig). Data generated to date suggest no toxicity signals related to those observed with IV amikacin.

We have conducted to date a first-in-human Phase I study entitled: A Phase 1, Double-Blind, Placebo- Controlled, Single, Ascending Dose Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of Encochleated Amikacin (CAMK/MAT2501) Following Oral Administration in Healthy Adult Subjects. Safety was monitored through physical examinations, vital signs, 12-lead ECGs, audiometry tests, pupillary reflex tests and clinical lab tests. No serious adverse events were reported in the study. Adverse events were tolerable and not unexpected. There were no adverse events related to audiology assessments or ophthalmic pupillary reflex testing. A total of 36 subjects were entered into this study in three (3) cohorts (dosing of 12 subjects (9 active drug subjects and 3 placebo subjects in each cohort). Doses tested were 200mg under fasted conditions, 400mg under fasted and fed conditions and 800mg under fed conditions. One subject in high dose cohort (800 mg dose, fed condition) was discontinued early during the study as a result of gastrointestinal issues possibly related to study drug. The study was completed in March of 2017 and the final clinical study report was submitted to the IND in February of 2018.

MAT2501 (LNC Oral Amikacin) for the Treatment of NTM Infections in Mouse Models of CF

In vivo chronic efficacy studies

MAT2501 was tested in in vivo experiments of NTM infections in CF mouse models. In the CF (B6CFTRtm1UNC/CFTRtm1UNC) mice chronic model for CF, the CAMK was administered daily for each NTM species tested on each of the six NTM strains across two tiers. Tier 1 included strains having a low drug resistance and Tier 2 included drugs that were resistant to macrolide antibiotics (See Table 1).

Table 1. US Clinical Isolates

Tier 1 (low drug resistance)	Tier 2 (macrolide resistant)
M. avium ssp. intracellulare	M. avium subsp intracellulare
M. abscessus ssp. massiliense	M. abscesus ssp abscessus
M. avium ssp. hominissuis	M. abscessus ssp bolletii

Study Design

Six CF chronic model experiments were conducted i) to evaluate whole organ bacterial burden and ii) to evaluate whole organ pathology and metabolic stability using hepatocytes from mice. Groups of CF mice were infected with mycobacterium avium (Ma) and mycobacterium abscessus (Mabs) strains as described in Table 1. On day 2 after infection, 5 mice in each group were ethically euthanized to quantify the initial bacterial burden. Treatment for the remaining animals began after 28 days of infection. Oral MAT2501 100 mg/kg QD, Oral MAT2501 100 mg/kg BID, untreated control and two positive controls (oral clarithromycin 250 mg/kg and subcutaneous amikacin 150 mg/kg 3x/week) were administered for 8 weeks. After the drug treatment began, any effect the compound had on lung, liver and spleen bacterial numbers and organ histology was assessed (CFU, pathology) at intermittent time intervals of treatment (2, 4, 8, weeks of drug treatment) and compared to untreated concurrent control saline and clarithromycin 250 mg/kg and amikacin 150 mg/kg control values (Obregon A., et. al, 2015).

Conclusions

Oral administration of MAT2501 safely and effectively treated Mycobacteria infections in a mouse model of Cystic Fibrosis.

●	Colony counts showed that the oral administration of MAT2501 100 mg/kg resulted in CFU lung, spleen and liver counts that were lower than those in mice receiving parenteral amikacin alone.
●	Colony counts showed that the oral administration BID of MAT2501 resulted in CFU lung, spleen and liver counts that were significantly lower than those in mice receiving clarithromycin alone.
●	The lung pathology in cystic fibrosis mice infected with each of the NTM isolates evaluated in this study showed that lesions were more numerous and larger in infected mice that were treated with clarithromycin or parenteral amikacin compared to the smaller lesions after oral administration of MAT2501.

NTM Treatment Guidelines and Limitations of Current Treatments

The American Thoracic Society (ATS), European Respiratory Society (ERS), European Society of Clinical Microbiology and Infectious Diseases (ESCMIID), and Infectious Diseases Society of America (IDSA) jointly sponsored the recent development of updated NTM Treatment Guidelines in adults (Daley C, et.al, 2020). The guidelines recommend a standard NTM lung disease treatment with a combination of 3-4 medications. These include Amikacin (or streptomycin), clarithromycin (or azithromycin), rifampin (or rifabutin), and ethambutol. Amikacin is an important drug used for treatment of Mycobacterium abscessus pulmonary disease. Certain combinations of antibiotics work better together because of their unique mechanisms of action that work in concert to eliminate the infection. It is for this reason that sputum samples are qualified for precise identification of the species and sensitivity testing of the microorganism. When treatment failures arise, another combination of antibiotics will be recommended depending on the NTM strain.

Multiple drug therapy in NTM lung disease can cause adverse effects, which leads to treatment discontinuation or patient nonadherence. Current guidelines recommend monitoring for drug toxicity at repeat intervals. Gastrointestinal side effects with oral agents are common. Due to severe gastrointestinal disturbance, the use of macrolides may require dose adjustment. Drug-induced hepatotoxicity due to rifampin and other agents must be monitored by liver function tests and monitoring complete blood count when using rifampin or tigecycline is recommended. Renal function testing is required with IV amikacin use due to its known renal toxicity liability, an issue that we believe could be addressed with our novel targeted LNC oral formulation of amikacin, MAT2501. Due to the established risk of otoxicity such as hearing loss, tinnitus, or vestibular toxicity, patients who receive IV amikacin or streptomycin need to be educated regarding the signs and symptoms of toxicity with audiometry testing at the start of therapy and again on subsequent visits with discontinuation, or a decrease in dose or frequency if signs suggestive of toxicity occur. There remains a significant unmet clinical need for safer, yet potent, agents for the improved management of NTM lung disease. MAT2501 has the potential of providing a safer and more targeted approach to the treatment of NTM disease.

The early development plan for MAT2501 builds upon the preclinical proof of concept in vitro studies which have demonstrated antibiotic activity against both sensitive and multidrug resistant strains M. abscessus and M avium. The planned Tox Program will evaluate the optimized formulation of MAT2501 in a rigorous battery of studies to assess and characterize the safety profile of MAT2501. The planned studies will support the safety package required to progress the development of MAT2501 into Phase 2 clinical trials. These studies will carefully monitor the safety signals known to be associated with IV amikacin treatment (hearing loss and kidney/renal safety). These studies will include:

●	28 rat toxicity study to assess any potential effects of MAT2501 on hearing and associated side effects
●	3- and 9-month long-term safety study in dog to support longer-term dosing in clinical trials

These GLP studies are planned to be initiated in the second half of 2021 and will commence following FDA review of the protocols for the 3- and 9-month dog study, which will be submitted for review by Q3 2021.

A Phase 1 SAD Study will also be conducted with the optimized formulation in parallel with the long-term tox study and is expected to be initiated in Q4 2021 with final data available early 2022.

LYPDISO

Overview

LYPDISO is a complex mixture of multiple long-chain omega-3 fatty acids, primarily eicosapentanoic acid (EPA) and docosapentanoic acid (DPA) encapsulated in a delayed release soft gelatin capsule. Unlike currently approved pharmaceutical omega-3 products, all of which have been repurposed following clinical failures in their originally intended indications, LYPDISO has been specifically designed and developed to treat HTG in patients with cardiovascular and metabolic conditions. There are a number of existing FDA-approved omega-3 products, including Lovaza®, Vascepa® and Epanova®, and this class of drugs has extensive evidence of safety and well-documented clinical efficacy in lowering TGs in patients with HTG. Vascepa has also demonstrated the ability to achieve meaningful reductions in cardiovascular risk based primarily upon achievement of elevated levels of EPA in the blood. We believe that given LYPDISO’s enhanced bioavailability (as a free fatty acid rather than an ethyl ester) and its unique composition (high EPA plus DPA), it can be differentiated from other existing products in the omega-3 class and have uniquely potent impacts on TGs, but also a variety of other biomarkers, including achieving elevated levels of EPA in the blood.

Currently, the only available route to an approval for TG-lowering with a prescription omega-3 drug is in severe hypertriglyceridemia (SHTG), where patients have TG levels ≥ 500 mg/dL, and where TG-lowering is a well-accepted surrogate marker. Additionally, Vascepa has been approved for cardiovascular risk reduction in patients at high cardiovascular risk with TGs ≥ 150mg/dL, based upon its ability to achieve elevated levels of EPA in the blood. Our current development plan is via a 505(b)(2) regulatory pathway, which allows us to rely, at least in part, on FDA findings of safety and/or effectiveness for a previously approved drug. Based on prior written feedback received from the FDA in 2014, and additional verbal and written feedback from FDA in August of 2020, we believe that a 505(b)(2) pathway is possible and appropriate for LYPDISO.

In parallel with the preclinical and clinical studies necessary for FDA approval of LYPDISO, we also recently completed the ENHANCE-IT study, a head-to-head crossover study of LYPDISO vs. Vascepa, which was intended to differentiate LYPDISO from the current leading prescription omega-3 therapy. We believe that the results from ENHANCE-IT suggest potential for LYPDISO as a best-in-class prescription omega-3 for cardiovascular risk reduction and we are pursuing a partnership to continue development of LYPDISO moving forward. We do not plan on pursuing an indication for SHTG and have reallocated resources away from this clinical indication.

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

Multiple epidemiological, clinical, and genetic studies suggest that patients with severe hypertriglyceridemia (TGs >500 mg/dL) are at a much greater risk for pancreatitis, a potentially life-threatening condition. Elevated TG levels are also strongly linked to a higher risk for heart disease and stroke, especially so with low levels of high-density lipoprotein cholesterol (HDL-C) and/or elevated levels of low-density lipoprotein cholesterol (LDL-C). Furthermore, the genes regulating both TGs and LDL-C are equally strong predictors of CAD, unlike HDL-C which is not. Thus, TGs and TG-rich lipoproteins have come to be recognized as an important factor contributing to Atherosclerotic Cardiovascular Disease (ASCVD).

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

The overall treatment rate of patients with HTG has remained relatively low. It is estimated that less than ten percent of the adult population with SHTG actually receives therapy beyond statins. Historically, fibrates such as gemfibrozil (Lopid) and fenofibrate (Tricor or Trilipix) were leading treatments for HTG. However, due to their inability to establish clinical outcome benefits and their limited compatibility with statin therapy, fibrate utilization has remained relatively low and is currently declining. Other niacin-containing products used to treat SHTG have not been able to establish additional outcome benefits beyond statin treatment alone, and their use is also declining. In patients with SHTG, many of whom are already receiving a statin, first-line drug therapy is often a prescription omega-3 product, which have been shown to reduce triglycerides in the range of 20%-45%.

The global prescription omega-3 market has been growing steadily over the last two decades; we estimate the market currently is approaching $2 billion in global sales. The leading omega-3 prescription pharmaceutical products currently approved for the treatment of HTG are Glaxo Smith Kline’s Lovaza (omega-3-acid ethyl esters, an omega-3 mixture containing mostly EPA and DHA, originally approved in the US in 2004, branded as Omacor in the rest of the world), Amarin’s Vascepa (an ethyl ester formulation of primarily EPA), approved in 2014 in the United States, Omacor and Seacor, (which are very similar to Lovaza and marketed in Europe); and Mochida Pharmaceutical’s Epadel (98% ethyl eicosapentaenoate), an ethyl ester formulation of EPA, the leading Japanese omega-3 product. In addition, Astra Zeneca’s omega-3, Epanova, a free fatty acid formulation of EPA and DHA was approved in the US in 2016 but has not been launched. Until recently, all prescription omega-3 products in the US were only approved for SHTG, but in December of 2019 Vascepa was approved in the US for the reduction of cardiovascular risk in high-risk patients with TGs > 150 mg/dL despite statin therapy. This approval was based upon data generated in a large, multi-year, multi-center outcomes study of Vascepa called REDUCE-IT.

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

In the 8,179 patients enrolled (71 % secondary prevention, 29% primary prevention) primary endpoints occurred in 17.2% of the Vascepa-treated patients and 22.0% of the placebo patients (HR 0.75; p<0.001); corresponding key secondary end point event rates were 11.2% and 14.8%, respectively (HR 0.74; p<0.001). There were also significant reductions with Vascepa in the rates of fatal/non-fatal MI (HR 0.69; p<0.001), urgent/emergent coronary revascularization (HR 0.65; p<0.001), cardiovascular death (HR 0.80; p=0.03) hospitalization for unstable angina (HR 0.68; p=0.002) and fatal/non-fatal stroke (HR 0.72; p=0.01). From a safety standpoint, a slightly more patients in the Vascepa group were hospitalized for atrial fibrillation or flutter (3.1% vs. 2.1%, p=0.004), and serious bleeding events were slightly more frequent with Vascepa (2.7% vs 2.1%, p = 0.06).

One very important piece of information to emerge from REDUCE-IT was the importance of EPA blood levels. In REDUCE-IT, EPA levels were the only biomarker that was significantly correlated with clinical benefit, across a wide spectrum of cardiovascular outcomes. Changes in TGs, LDL-C, non-HDL, apoB and CRP were all not predictive of better outcomes with Vascepa in the REDUCE-IT trial. Importantly, there was a significant continuous relationship between EPA levels and outcome for the primary and key secondary endpoints. The higher the EPA level, the lower the hazard ration for adverse events, and the better the outcomes in REDUCE-IT.

LYPDISO Development History and Plan

We completed the first preclinical studies of LYPDISO in 2013 with others completed during 2014. In 2015, we announced results from an open-label head-to-head PK/PD Trial of LYPDISO against Vascepa in patients with elevated triglyceride levels. This crossover study demonstrated superior bioavailability of LYPDISO, along with greater efficacy in reducing serum triglycerides, total- and non-HDL-cholesterol, apolipoprotein CIII and PCSK9 levels. Forty-two patients were treated with 4 grams/day of LYPDISO or Vascepa for 14 days, followed by a 5-week wash-out period and crossed over to the other treatment for another 14 days of treatment. Study subjects were required to have fasting TG levels of 200-400 mg/dl without lipid altering therapy, or fasting TG levels of 200 to 350 mg/dL if they were on stable-dose statin monotherapy. Forty patients completed both arms of the trial. In comparison to Vascepa, treatment with LYPDISO provided significantly greater reductions in TGs, very low-density lipoprotein cholesterol (VLDL) non-HDL cholesterol, total cholesterol, apolipoprotein AI, apolipoprotein CIII, and PCSK9. In additional, LYPDISO achieved significantly higher blood levels of EPA.

Following initial announcement of these data in 2015, due primarily to cardiovascular regulatory and commercial market conditions, as well as limited financial resources, we postponed further development of LYPDISO until such time as data could became available from REDUCE-IT. The REDUCE-IT data were announced in the fall of 2018, and as previously noted, there was robust clinical benefit in 8,000+ higher-risk patients with elevated triglycerides despite adequate LDL-C control with statins, with no statistical heterogeneity between the primary and secondary prevention cohorts. Following the release of these data, we promptly re-activated our development program for LYPDISO.

The development program for LYPDISO was initially designed to (a) complete studies required for approval for an initial indication to treat SHTG and, (b) complete additional trials to demonstrate the differentiation of LYPDISO vs. other approved omega-3 products while creating the potential for subsequent label enhancement in a broader dyslipidemic patient population. The IND was reactivated in the second quarter of 2019.

During the second half of 2019 and the first quarter of 2020 we completed a 28-day preclinical comparative bridging toxicology study, initiated and competed the in-life portion of an additional 90-day preclinical comparative bridging toxicology study, and initiated and completed the clinical dosing for a comparative 4-way crossover clinical bioavailability study versus Lovaza in 36 healthy volunteers. Lovaza was identified as the reference-listed drug under Section 505(b)(2) to FDA as part of the regulatory strategy for approval of LYPDISO. The comparative bioavailability study to Lovaza involved an open label, single-dose, randomized, 4-way crossover comparison of 4g of LYPDISO to 4g of Lovaza, under both fasted and fed conditions (high-calorie, high-fat breakfast). Treatments were administered with at least 14 days between each dosing. Plasma free and total EPA, DPA and DHA were measured at baseline and at specified timepoints up to 48-hours post-dose to assess bioavailability. Key areas of interest were baseline-free adjusted free and total EPA (primary) and baseline-adjusted free and total DPA (secondary). Under fasted conditions, baseline-adjusted total EPA and total DPA were substantially higher for LYPDISO compared with Lovaza. Similar findings were noted for free EPA and free DPA. Under fed conditions, the absorption of Lovaza improved substantially, while that of LYPDISO improved slightly. Total omega-3 levels (EPA + DPA + DHA) were approximately 50-60% higher with LYPDISO than with Lovaza after a high fat meal. Given that in the fasted state LYPDISO was very well absorbed, with only a minimal food effect, whereas Lovaza was poorly absorbed unless taken with a high fate meal, this indicated that the free fatty acid formulation of LYPDISO provided improved absorption with a minimal food effect and without the need for a high fat meal for effective absorption. Key endpoints and assessments include PK parameters (e.g., AUC, Cmax, Tmax, t1/2) for total EPA, DHA and DPA and comparison of PK parameters for LYPDISO in the fasted and fed (high fat meal) state.

In August of 2020 we held an End-of-Phase 2 Meeting with FDA to review the results of the preclinical and comparative bioavailability studies, and to discuss issues related to an approval in SHTG. The FDA provided feedback that: 1) with these preclinical and comparative bioavailability data in-hand, a 505(b)(2) registration pathway was reasonable; 2) a single placebo-controlled Phase 3 trial would likely be sufficient to establish efficacy in SHTG, and 3) the necessary safety database for approval could be supplement with other patients, including patients with SHTG.

In parallel with the preclinical and clinical studies necessary for FDA approval, we have also recently completed the ENHANCE-IT study, an additional clinical study intended to differentiate LYPDISO from Vascepa, widely considered the leading prescription omega-3 drug. ENHANCE-IT was a randomized, open-label, parallel-group, crossover study designed to assess and compare the effects of LYPDISO and Vascepa on lipid markers and blood omega-3 levels. It included 100 adult men and women with elevated triglycerides (150-499 mg/dL); approximately 58% of study subjects had TGs ≥ 200 mg/dL. The study protocol involved two 28-day treatment periods, with a washout period of at least 28 days between treatments and was conducted at 8 sites in the U.S. LYPDISO and Vascepa were each given as 2g twice daily with food in accordance with the approved Vascepa labeling. Baseline and post-treatment measurements included triglycerides, Total-, LDL-, VLDL-, HDL- and non-HDL cholesterol, apolipoproteins A1, B and C3 and PCSK9, as well as hs-CRP. An additional important endpoint was omega-3 blood levels, including EPA, DPA, DHA and total levels for both treatment periods. The primary endpoint in ENHANCE-IT was the percent change from baseline to end-of-treatment in plasma triglycerides. The first subject as randomized in June of 2020, enrollment was completed by the end of August, last-patient, last-visit was at the end of November and the database was locked in mid-January 2021.

In February 2021 we announced topline data from the ENHANCE-IT trial. Two analysis populations were prespecified in the statistical analysis plan: a pharmacodynamic (PD) population (94 patients), and a per-protocol (PP) population (82 patients). The PD population included all subjects for whom estimation of pharmacodynamic parameters was possible for both treatment periods, regardless of study drug compliance. The PP population included patients from the PD population, with the added stipulation of at least 80% compliance with study medications (verified by pill counts), with no clinically important protocol violations or deviations. The PP population group was expected to have less variability due to poor study drug compliance, and to provide a more accurate representation of how each study drug (LYPDISO or Vascepa) would perform when taken as directed.

The topline results from ENHANCE-IT were as follows:

●	The primary endpoint (% change in TG from baseline) was numerically greater with LYPDISO vs. Vascepa (21.9% vs. 15.7%) but did not meet statistical significance in the prespecified PD population. Statistical significance as achieved in the PP population (20.9% vs. 13.8%).
●	Plasma EPA concentrations, absolute change from baseline and % change from baseline were all significantly higher with LYPDISO than with Vascepa, in both the PD and PP populations (46% relative percent increase change from baseline EPA with LYPDISO vs. Vascepa).
●	There were also significant reductions in hs-CRP with LYPDISO as compared with Vascepa, suggesting the potential superior anti-inflammatory impact of LYPDISO.
●	There were no serious adverse events reported and no dropouts related to study drug adverse events.

These results provided important information about the potential role of LYPDISO in the management of patients with elevated triglycerides and cardiovascular disease and highlighted the differentiation from Vascepa and generic copies of Vascepa in the omega-3 class. The results of ENHANCE-IT suggest meaningful opportunities for LYPDISO as a best-in-class prescription omega-3 product for cardiovascular risk reduction. Given the significant time and cost associated with cardiovascular outcomes clinical trials, we have initiated a process to identify a partner to advance development of LYPDISO. We have allocated resources away from a Phase 3 program in SHTG and will focus our internal resources primarily on advancement of our LNC platform delivery technology.

Strategic Collaborations Using LNC Platform Delivery Technology

We believe our LNC platform delivery technology can be used to reformulate a wide variety of molecules and drugs which, (i) require delivery technology to effectively protect molecules and drugs in the body and could benefit from efficient delivery and cellular uptake by target cells, and (ii) are currently only available in IV formulations or, (iii) otherwise experience significant toxicity-related adverse events. We have tested a range of pharmaceutical compounds reformulated by our LNC platform delivery technology in proof-of-concept animal studies, including oligonucleotides (mRNA, siRNA, DNA plasmids), vaccines, anti-inflammatory agents, NSAIDs and atovaquone. We intend to pursue opportunities to develop products, either alone or in partnership with other pharmaceutical or biotech companies, related to this technology and this remains a key part of our strategy to maximize the value of this unique and disruptive lipid-crystal nanoparticle delivery technology.

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

In May 2019 we announced a research collaboration with ViiV Healthcare, a global specialist HIV company established by GlaxoSmithKline and Pfizer dedicated to delivering advances in the treatment and care of people living with HIV or who are at risk for developing HIV. As part of this collaboration, formulations of select antivirals will be developed using our LNC platform delivery technology. Promising formulations will be tested in in vivo preclinical studies to identify a lead LNC antiviral formulation to take forward in development. Due to the global pandemic, progress on this program has been limited due to competing ViiV Healthcare priorities.

In December 2019, we announced a feasibility collaboration with Genentech, a Roche company, to evaluate formulations of a number of Genentech compounds utilizing our LNC platform delivery technology. During 2020 we made progress in formulating two molecules from this collaboration and continue to work with Genentech to evaluate these formulations and plan for additional preclinical studies.

In December 2020, we announced a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) to develop oral formulations of Gilead’s remdesivir, which is currently only available as an intravenous therapy in the fight against COVID-19. We believe the attributes of our LNC platform technology will allow for oral bioavailability and efficient intracellular delivery. We have begun formulating remdesivir and preparing to deliver formulations to NIAID for in vitro preclinical studies in COVID-19 models. If successful, the formulations will proceed to in vivo testing later in 2021.

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

Unless otherwise terminated by either party, the term of the license, on a country-by-country basis, shall be the longer of 7-1/2 years from the date of first commercial sale of a product in a country using the licensed technology or until the expiration of the last-to-expire patent rights licensed under the agreement, whichever is longer. Rutgers has the right to terminate the license agreement if we have not commenced commercial sales of at least one product using the licensed technology within nine years of the effective date of the license agreement.

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

Matinas-Owned Intellectual Property Relating to LYPDISO

We have sought patent protection in the United States and internationally for our LYPDISO discovery program, and any other inventions to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business.

Our current patent portfolio relating to LYPDISO is comprised of two issued U.S. patents and one issued foreign patent in Australia. The issued patents cover the Company’s proprietary methods relating to triglyceride levels, total cholesterol, VLDL-cholesterol or apolipoprotein C-III by administering a pharmaceutical composition comprising omega-3 fatty acids including eicosapentaenoic acid (EPA) and docosapentaenoic acid (DPA). These patents provide important protection to LYPDISO through 2033. In addition, we have eight additional patent applications across four patent families covering the oil composition for LYPDISO, other omega-3 fatty acid compositions, as well as formulations of LYPDISO and similar formulations. All of these filed patent applications also comprise methods of use of such oil compositions and formulations. Any patents that may issue from these filed United States patent applications and their counterpart international application covering the LYPDISO drug substance, formulation, and methods for use in treatment would extend protection until at least 2033.

Exclusively Licensed and Matinas-Owned Intellectual Property Relating to Our Proprietary LNC Platform Delivery Technology and MAT2203

The patents and patent applications that we exclusively license from Rutgers University provide patent protection for the proprietary chemistry technology used in our process to make our lipid nanocrystal and geodate cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203, our lead product comprising the LNC platform delivery technology. Pursuant to our license agreement, we acquired rights to a portfolio that currently includes 2 pending applications and 30 issued U.S. and foreign patents, including 24 patents issued within the last 5 years, which extends patent protection until at least 2033. In addition, we have over 20 Matinas-owned pending patent applications filed both in the United States and in foreign jurisdictions within the past 5 years. We have chosen to file these patent applications in selected foreign markets that we consider important for our product candidates. These international markets generally include Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia and Mexico. These pending patent applications can extend patent protection through 2040. This patent portfolio covers our LNC platform delivery technology which covers a broad spectrum of technology, including amphotericin B LNCs, geodate LNCs, methods of delivering nutrients or biologically relevant molecules to a host using LNCs, LNC vaccine compositions and protein-lipid vesicles, small interfering RNA LNCs, methods of enhancing the LNC encapsulation of hydrophilic molecules, LNCs made with low purity soy phosphatidylserine, methods of treating Mycobacterial infections, and methods of treating cryptococcus infections.

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

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our proprietary LNC platform delivery technology as well as the manufacture of certain intermediates utilized in LYPDISO, as well as our soft gelatin capsule formulation, are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

LYPDISO

Our competitors, both in the United States and abroad, include large, well-established pharmaceutical and generic companies, specialty and generic pharmaceutical sales and marketing companies, and specialized cardiovascular treatment companies. GlaxoSmithKline plc currently sells Lovaza®, a prescription-only omega-3 fatty acid indicated for patients with SHTG, which was approved by FDA in 2004 and has been on the market in the United States since 2005. Multiple generic versions of Lovaza are available in the United States. Other large companies with competitive products include AbbVie, Inc., which currently sells Tricor® and Trilipix® for the treatment of SHTG and Niaspan®, which is primarily used to raise high-density lipoprotein cholesterol, or HDL-C, but is also used to lower triglycerides. Multiple generic versions of Tricor, Trilipix and Niaspan are also available in the United States. In 2012, Amarin Corporation received an approval to market its prescription-only omega-3 ethyl ester called Vascepa® for the treatment of SHTG. In December of 2019 Vascepa was approved in the US for the reduction of cardiovascular risk in high-risk patients with TGs > 150 mg/dL despite statin therapy. In January of 2021, the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) recommended approval for Vazkepa (Vascepa) in the EU for a similar indication. Approval of Vazkepa is expected in the second quarter of 2021.

In addition, in May 2014, Epanova® (omega-3-carboxylic acids) capsules, a free fatty acid form of omega-3 (comprised of 55% EPA and 20% DHA), was approved by the FDA for patients with SHTG. Epanova was developed by Omthera Pharmaceuticals, Inc., and is now owned by AstraZeneca Pharmaceuticals LP (AstraZeneca). To date, AstraZeneca has not launched Epanova in the United States or in any other territory around the world but did conduct the STRENGTH study (a long-term outcomes study to assess STatin Residual risk reduction with EpaNova in hiGh cardiovascular risk patienTs with Hypertriglyceridemia). STRENGTH was a randomized, double-blind, placebo-controlled (corn oil), parallel group design study that enrolled approximately 13,000 patients with HTG and low HDL and high risk for cardiovascular disease, randomized 1:1 to either corn oil plus statin or Epanova plus statin, once daily. In January 2020, following the recommendation of an independent data monitoring committee, AstraZeneca decided to end the STRENGTH trial due to a low likelihood of Epanova having any demonstrable benefit in the study. Final results were published in November of 2020.

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

During 2018, two outcomes studies were completed of omega-3 mixtures which both failed to achieve their primary endpoints of cardiovascular risk reduction and two meta-analyses were published showing that omega-3 mixtures are not effective in lowering cardiovascular risk. Results of these failed outcomes studies and analysis, while not done with LYPDISO, may negatively affect utilization of LYPDISO, if approved. For example, the VITamin D and OmegA-3 TriaL (VITAL), failed to achieve its primary endpoint of lowering cardiovascular events. VITAL was an NIH funded randomized double-blind, placebo-controlled, 2x2 factorial trial of 2000 IU per day of vitamin D3 and 1 gram per day of omega-3 fatty acid mixture supplementation (Lovaza) for the primary prevention of cancer and cardiovascular disease in a nationwide US cohort of 25,874 adults not selected for elevated cardiovascular or cancer risk. Likewise, in 2018, results from A Study of Cardiovascular Events iN Diabetes (ASCEND) trial were released and showed negligible results for omega-3 fatty acid mixtures 1 gram daily. ASCEND was a British Heart Foundation funded 2x2 factorial design, randomized study to assess whether aspirin 100 mg daily versus placebo and separately, omega-3 fatty acid mixtures 1 gram daily versus placebo, reduce the risk of cardiovascular events in a nationwide UK cohort of over 15,000 individuals with diabetes who do not have atherosclerotic cardiovascular disease. In a meta-analysis, presented in 2018 by the Cochran Foundation and separately as published in JAMA, additional omega-3 studies were evaluated. Similar to the VITAL and ASCEND studies, most of the studies in these omega-3 meta-analyses were of omega-3 mixtures, including DHA, and most were studies of relatively low doses of omega-3 as is associated with dietary supplementation and/or they studied relatively low risk patient populations. The exception was the JELIS study, conducted in Japan, of highly pure EPA which showed a positive outcome benefit but had significant limitations in its application to a wider population. The negative results from such omega-3 mixture studies could create misleading impressions about the use of omega-3s generally, including LYPDISO, despite the unique combination of active ingredients in LYPDISO and its higher dose regimen.

MAT2203 and MAT2501

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

We believe that MAT2203 and MAT2501 and any other development candidate we may pursue in the future using our proprietary LNC platform delivery technology, paralleled with our scientific and development expertise in the field of drug delivery, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies and public and private research institutions.

MAT2203 will primarily compete with antifungal classes approved for the treatment of fungal and mold infections, which include polyenes, azoles and echinocandins. The approved branded therapies for these indications include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.), Diflucan (fluconazole, marketed by Pfizer, Inc.), Noxafil (posaconazole, marketed by Merck & Co.), Vfend (voriconazole, marketed by Pfizer, Inc.), Sporanox (itraconazole, marketed by Jansen Pharmaceuticals, Inc.), Cresemba (isavuconazole, marketed by Astellas Pharma US, Inc.), Ambisome (liposomal amphotericin B, marketed by Astellas Pharma US, Inc.) Abelcet (lipid complex amphotericin B, marketed by Sigma Tau Pharmaceuticals Inc.) and amphotericin B deoxycholate (marketed by X-Gen Pharmaceuticals, Inc.). There currently are and may be more generic versions of these products available at the time of MAT2203 market approval, which will create added competition. In addition to approved therapies, we expect that MAT2203 may compete with product candidates that we are aware of in clinical development by third parties, such as SCY-078 (being developed by Scynexis, Inc.), rezafungin acetate (being developed by Cidara Therapeutics, Inc.) and certain products being developed by Viamet Pharmaceuticals Holdings, LLC, Vical Incorporated and F2G, Ltd.

MAT2501 will primarily compete with aminoglycosides indicated for the treatment of NTM lung infections and will include Arikayce®, an inhaled formulation of amikacin (marketed by Insmed) and IV amikacin (Amikin; marketed by Bristol Myers Squibb) as well as a number of generic manufacturers of IV amikacin.

Manufacturing

We currently engage with multiple third-party manufacturers to supply us with certain of the intermediates used in LYPDISO and an additional manufacturer to formulate a third intermediate and supply us with the final drug form. We have an additional manufacturer which fills and provides our final LYPDISO capsules. If any of these manufacturers should become unavailable to us for any reason, we have identified a number of potential replacements, although we might incur some delay in qualifying such replacements. We expect to add additional suppliers and manufacturers for both the intermediates and final LYPDISO drug product as we advance LYPDISO further into clinical development.

We currently lease and operate in-house manufacturing capabilities for our lead LNC platform delivery technology product candidate, MAT2203, MAT2501, and for our LNC platform discovery programs in the gene therapy and vaccine spaces. While sufficient to produce the clinical supplies of product necessary to conduct our ongoing clinical trials and potentially early commercialization of MAT2203 and MAT2501, we may need to expand our internal manufacturing capabilities in the future. If we are not able to retain our current manufacturing facilities and if we do not develop additional in-house manufacturing capability for our MAT2203, MAT2501 and product candidates sufficient to produce product for commercialization of these products, we will need to develop relationships with third-party manufacturers for the manufacture of our product candidates which could be time consuming and expensive. We are in the process of identifying a third-party contract manufacturer for MAT2203 and other products derived from our LNC platform technology.

There are a number of potential third-party suppliers for amphotericin B, the generic active pharmaceutical ingredient in our lead clinical stage product candidate – MAT2203 and for amikacin, the generic active pharmaceutical ingredient in our preclinical LNC product candidate – MAT2501. Although to date we have not entered into formal supply agreements to secure sufficient supply of amphotericin B or amikacin to support our clinical programs for MAT2203 or MAT2501, we believe we will be able to secure supply of amphotericin B and amikacin to support our clinical programs for MAT2203 and MAT2501 and from one or more third-party suppliers. As we move through development for our product candidates, we expect to enter into long term supply arrangements for key active pharmaceutical ingredients.

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

Nonclinical Studies

Nonclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including cGLP regulations. The results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to FDA as part of an investigational new drug application, or IND.

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

Phase 2: The drug is administered to a larger number of trial participants, up to several hundred, who usually have the disease or condition that the experimental drug is intended to treat, to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

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

Under Section 524 of the FDCA, FDA is authorized to award a priority review voucher to sponsors of certain tropical disease product applications that meet the criteria specified in the Act. A priority review voucher may be used by the sponsor who obtains it, or it may be transferred to another sponsor who may use it to obtain priority review for a different application. Priority review vouchers can result in the acceleration of review and approval of a product candidate by up to four months. In order to be eligible for a tropical disease priority review voucher, the application must be: for a listed tropical disease; submitted under Section 505(b)(1) of the FDCA or Section 351 of the Public Health Service Act; for a product that contains no active ingredient that has been approved in any other application under those statutory provisions; and must qualify for priority review. FDA has identified in guidance those product applications for the prevention or treatment of tropical diseases that may qualify for a priority review voucher.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by FDA.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with FDA and state agencies and are subject to periodic unannounced inspections by FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

Specifically, in order for an abbreviated new drug application, or ANDA to be approved, FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form and the strength of the drug. At the same time, FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.

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

21st Century Cures Act

On December 13, 2016, Congress passed the 21st Century Cures Act, or the Cures Act. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early-stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. In addition, the Cures Act includes provisions requiring FDA to assess and publish guidance on the use of novel clinical trial designs, the use of real-world evidence in applications, the availability of summary level review for supplemental applications for certain indications, and the qualification of drug development tools. Because the Cures Act has only recently been enacted, its potential effect on our business remains unclear with the exception of a provision requiring that we post our policies on the availability of expanded access programs for individuals. Because these provisions allow FDA to spend several years developing these policies, the effect on us could be delayed.

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

Other Health Care Regulations

Health Privacy Laws

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., principal investigators involved in our clinical trials) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPPA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. HIPAA generally requires that covered entities (healthcare providers, health plans and healthcare clearinghouses) obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). Among other things, HITECH makes HIPAA’s privacy and security standards, as well as the various penalties or failure to comply, directly applicable to “business associates”—independent contractors or agents of covered entities performing certain functions involving the creation or use of protected health information on behalf of a covered entity or providing services to a covered entity. While we do not believe we are a “business associate” under HIPAA, regulatory agencies may disagree.

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

Designation of and Exclusivity for Qualified Infectious Disease Products

In 2012, Congress passed legislation known as the Generating Antibiotic Incentives Now Act, or GAIN Act. This legislation is designed to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections. To that end, the law grants an additional five years of marketing exclusivity upon the approval of an NDA for a drug product designated by FDA as a Qualified Infectious Disease Product, or QIDP. Thus, for a QIDP, the periods of five-year new chemical entity exclusivity, three year new clinical investigation exclusivity and seven year orphan drug exclusivity, would become 10 years, eight years, and 12 years, respectively.

A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by—(1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens;” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (e.g., resistant gram-positive pathogens, multi-drug resistant gram negative bacteria, multi-drug resistant tuberculosis and Clostridium difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request FDA to designate its product as a QIDP any time before the submission of an NDA. FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP will be granted priority review by FDA and can qualify for “fast track” status.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the HIPPA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the HITECH and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements under the ACA requires manufacturers of drugs to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests and the reported information will be made publicly available on a searchable website; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Human Capital Resources

As of March 22, 2021, we had 20 full-time employees. There are no collective bargaining agreements covering any of our employees.

We believe that our success depends on our ability to attract, develop and retain key personnel. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance.

Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our workforce so they can more safely and effectively perform their work.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Research and Development

For the years ended December 31, 2020 and 2019, we incurred approximately $14.4 million and $11.2 million, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including our anti-infective product candidates, MAT2203 and MAT2501 as well as support and enhancement of our drug delivery technology.

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

Summary of Risk Factors

●	Our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.
●	We have incurred significant losses since our inception and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to stockholders, restrict operations or require us to relinquish rights to our technologies or product candidates.
●	Our stockholders may be subject to substantial dilution by the exercise of derivative securities, and by the future issuance of stock to the former stockholders of Aquarius pursuant to the terms of the merger agreement.
●	Our operating history to date may make it difficult to evaluate the success of our business and assess our future viability.
●	U.S. federal income tax reform could materially affect our tax obligations and effective tax rate.
●	We are early in our development efforts, which may not be successful.
●	We cannot be certain that our product candidates will receive regulatory approval, without which we cannot market any of our product candidates. Any delay in the approval process will harm our business.
●	We depend in part on technology owned or licensed to us by third parties, the loss of which would terminate or delay the further development of our product candidates, injure our reputation or force us to pay higher royalties.
●	Clinical drug development involves a lengthy and expensive process and uncertain as to outcome.
●	Delays in any aspect of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.
●	We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations.
●	If we are unable to successfully commercialize our products our ability to generate revenue will be limited.
●	If our preclinical and clinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during such studies or trials, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.
●	If we cannot enroll enough patients to complete our clinical trials, our business, financial condition and results of operations may be adversely affected.
●	If we are unable to establish sales and marketing capabilities, we may not successfully commercialize any of our product candidates.
●	If we are unable to file for approval of LYPDISO, MAT2203 or MAT2501 under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.
●	We face competition from other biotechnology and pharmaceutical companies.
●	Even if we obtain marketing approval for any product candidate, we will be subject to ongoing obligations and continued regulatory review and requirements, which may result in significant additional expense.
●	We will not realize the full potential value of LYPDISO if we are not able to successfully partner for its development.
●	Future legislation, and/or regulations and policies adopted by the FDA may increase the time and cost required for us to conduct and complete clinical trials.

●	Changes in health care law and implementing regulations may have a material adverse effect on us.
●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
●	If we market our product candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.
●	We expect that we will rely on third parties to conduct clinical trials for our product candidates.
●	LYPDISO is designed to be a prescription-only omega-3 fatty acid-based medication. If approved, it would be subject to competition from products for which no prescription is required.
●	Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives could harm our business.
●	We are, and will be, completely dependent on third parties to manufacture LYPDISO.
●	Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.
●	We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from discovering, developing and commercializing our product candidates.
●	If we discontinue development of the LNC platform delivery technology, we would be required to return such technology to the former stockholders of Aquarius and we would lose the rights to our lead product candidates.
●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
●	If we fail to obtain or maintain patent or trade secret protection for our technologies, third parties could use our proprietary information.
●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	We may not be able to obtain or maintain orphan drug or fast-track designation or exclusivity, or priority review for any of our infective product candidates.
●	Any breakthrough therapy designation granted by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
●	We will need to increase the size of our organization to grow our business, and we may experience difficulties in managing this growth.
●	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
●	Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.
●	We are obligated to pay dividends on outstanding shares of our Series B Preferred stock.
●	The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.
●	A reverse-stock split of our common stock may not have the intended consequences.
●	We do not intend to pay dividends on our common stock in the foreseeable future.
●	An active public trading market for our common stock may not be sustained.
●	Our share price has been and could remain volatile.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	We may not be able to maintain an effective system of internal control over financial reporting.
●	Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal control requirements.
●	Upon dissolution of our company, you may not recoup all or any portion of your investment.
●	Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.
●	Stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees could be limited.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $22.4 million and $17.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $107.5 million. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations through private placements and public offerings of our equity securities and, to a lesser extent, through funding from the Cystic Fibrosis Foundation, or CFF, and the National Institutes of Health, or the NIH. We have devoted substantially all of our financial resources and efforts to the research and development of potential product candidates. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

●	conduct further clinical and preclinical studies of MAT2203 AND MAT2501, our lead LNC product candidates;

●	support the conduct of further clinical studies of MAT2203, even if such studies are primarily financed with non-dilutive funding from the NIH;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct additional preclinical and clinical studies of our ongoing Phase 2 clinical trial of MAT2203 in CM, our preclinical toxicology program for MAT2501, conduct additional preclinical and clinical trials to further validate and expand our LNC platform delivery technology, continue research and development, initiate clinical trials and, if development succeeds, seek regulatory approval of our product candidates. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company, particularly as we cease to qualify as an “emerging growth company.” Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and marketable securities, including restricted cash, of approximately $59.0 million as of December 31, 2020, plus an additional approximately $5.6 million in net proceeds from the sale of our common stock in January 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	the progress, timing, costs and results of our ongoing and planned clinical trials of our product candidates;

●	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, other product candidates, including MAT2203, any future product candidates based upon our LNC platform delivery technology, including MAT2501, and any preclinical or clinical work done to further validate our LNC platform delivery technology, generally;

●	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

●	the number and development requirements of other product candidates that we pursue;

●	the costs, timing and outcome of regulatory review of our product candidates by the FDA and comparable non-U.S. regulatory authorities;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

●	the extent to which we acquire or in-license other products and technologies;

●	the costs of operating as a public company; and

●	the effect of competing technological and market developments.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. We do not have any committed external source of funds other than limited grant funding from the NIH and the CFF. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be materially diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

As of December 31, 2020, we had outstanding options to purchase an aggregate of 22,550,715 shares of our common stock at a weighted average exercise price of $1.26 per share and warrants to purchase an aggregate of 1,327,810 shares of our common stock at a weighted average exercise price of $0.55 per share. In addition, as of December 31, 2020, we had 4,361 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock may be converted into 2,000 shares of common stock upon the earlier of (i) the request of the holder (ii) the first FDA approval of one of our product candidates, (iii) June 19, 2021 and (iv) the consent of the holders of a majority of the Series B then outstanding. The conversion of preferred shares and the exercise of such outstanding options and the warrants, will result in dilution of the value of our shares. In addition, pursuant to the terms of the merger agreement with Matinas BioPharma Nanotechnologies, Inc. (f/k/a Aquarius Biotechnologies, Inc.), we will be required to issue up to an additional 3,000,000 shares of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing the LNC platform delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing the LNC platform delivery technology.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Even if we obtain regulatory approval, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

We recently completed a head-to-head crossover study of LYPDISO vs. Vascepa and announced topline date in February of 2021. In 2017, we completed two separate Phase 2 clinical trials of MAT2203. Because of the early stage of our development efforts, we are still in the process of determining the overall clinical development path for our current and future product candidates. As a result, the timing and costs of the regulatory paths we will follow, and marketing approvals remain uncertain. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates. The success of LYPDISO, MAT2203, MAT2501 and any other product candidates we may develop will depend on many factors, including the following:

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

We cannot be certain that LYPDISO, MAT2203 MAT2501 or any other product candidates that we may develop will receive regulatory approval, and without regulatory approval we will not be able to market any of our product candidates. Any delay in the regulatory review or approval of any of our product candidates will materially or adversely harm our business.

We expect to invest most of our capital in the development of our LNC platform delivery technology. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of one or more of our product candidates. All of our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses. This failure to obtain regulatory approvals would prevent our product candidate from being marketed and would have a material and adverse effect on our business.

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

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated over the last ten years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of REMS measures that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought.

We depend in part on technology owned or licensed to us by third parties, and the loss of access to this technology would terminate or delay the further development of our product candidates, injure our reputation or force us to pay higher royalties.

We rely heavily on the LNC platform delivery technology that we have licensed from Rutgers. The loss of access to this technology could materially impair our business and future viability, and could result in delays in developing, introducing or maintaining our product candidates and formulations until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the technology we license could prevent the implementation or impair the functionality of our product candidates or formulation, delay new product or formulation introductions or injure our reputation. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments.

We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.

To date, we have only developed limited in-house manufacturing capabilities for the LNC platform delivery technology needed for the clinical development our MAT2203 product candidate and preclinical development of our MAT2501 product candidate. If we do not develop a long-term in-house manufacturing capability for our LNC platform product candidates sufficient to produce product for continued development and, if regulatory approval is obtained, then commercialization of these products, we will be dependent on a small number of third-party manufacturers for the manufacture of our product candidates. We may not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to cGMP and similar foreign standards and we would not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, generally at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more of our preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, including:

●	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect to be promising;

●	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to institutional review boards for re-inspection due to changes in the regulatory environment;

●	the number of patients required for our clinical trials may be larger than we anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate;

●	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

●	we might have to suspend or terminate one or more of our clinical trials if we, the regulators or the institutional review boards determine that the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●	the cost of our clinical trials may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective clinical research organizations; and

●	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

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

We have sought orphan drug designation for MAT2203 and MAT2501 in the United States and may seek additional orphan drug designation for other product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same indication for that drug during that time period. For a product that obtains orphan drug designation on the basis of a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. The exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We have received a qualified infectious disease product, or QIDP, designation for MAT2203 and MAT2501 for certain indications and we may be eligible for designation of certain of our product candidates as QIDPs. A QIDP is “an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” A product designated as a QIDP will be granted priority review by the FDA and may qualify for “fast track” status. Upon the approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted a period of five years of regulatory exclusivity in addition to any other period of regulatory exclusivity for which the product is eligible. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Moreover, even if we do receive such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that our product candidate, even if determined to be a QIDP, will be approved by the FDA.

If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.

Even if we receive regulatory approval for LYPDISO, MAT2203, MAT2501 or any other product candidates we may develop, we still may not be able to successfully commercialize such products and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of LYPDISO, MAT2203, MAT2501 or any other product candidates we may develop will depend upon its acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of LYPDISO, MAT2203, MAT2501 or such other product candidate will depend on a number of factors, including:

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

If LYPDISO, MAT2203, MAT2501 or any other product candidates we may develop is approved but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of such product candidate may require significant resources and may never be successful.

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

At present, we have no sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either develop a sales and marketing infrastructure or collaborate with third parties that have such commercial infrastructure. If we elect to develop our own sales and marketing organization, we do not intend to begin to hire sales and marketing personnel until the time of NDA submission to the FDA at the earliest, and we do not intend to establish our own sales organization in the United States until shortly prior to FDA approval of LYPDISO, MAT2203, MAT2501 or any of our other product candidates.

We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize LYPDISO, MAT2203, MAT2501 or any of our other product candidates in the United States without strategic partners or licensees include:

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

If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty successfully commercializing LYPDISO, MAT2203, MAT2501 or any other product candidates we may develop, which would adversely affect our business, operating results and financial condition. Outside the United States, we may commercialize our product candidates by entering into collaboration agreements with pharmaceutical partners. We may not be able to enter into such agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties

If we are unable to file for approval of LYPDISO, MAT2203 or MAT2501 under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing the NDAs for LYPDISO, MAT2203 and MAT2501 include efforts to minimize the data we will be required to generate in order to obtain marketing approval for this product candidate and therefore reduce the development time. Based upon written feedback received from the FDA in 2014 and written and verbal FDA feedback in August 2020, we believe this approach will create the opportunity for us to leverage existing data developed with certain existing omega-3 fatty acids to create a streamlined approach to potential approval for LYPDISO for the treatment of SHTG and potentially other indications. Likewise, we intend to rely on the history of efficacy of amphotericin B, and although we met with the FDA in the first half of 2019 to discuss our development plans for MAT2203, there is no assurance we will satisfy FDA’s requirements for approval of MAT2203 under a 505(b)(2) pathway. We have not yet met with FDA to discuss the regulatory pathway for MAT2501. The timelines for filing and review of our NDAs for LYPDISO, MAT2203 and MAT2501 are based on our plan to submit these NDAs under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any product candidate. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.

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

We may not be able to realize a shortened development timeline for any of our product candidates, and the FDA may not approve our NDA based on their review of the submitted data. If our desired reference-listed drug containing products are withdrawn from the market by the FDA for any safety reason, we may not be able to reference such products to support a 505(b)(2) NDA for our product candidates, and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our lead product candidates.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Established competitors may invest heavily to quickly discover and develop novel compounds that could make LYPDISO, MAT2203, MAT2501 or any other product candidates we may develop obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, which could force us to lower prices or result in reduced sales, particularly those products that have been marketed by third parties for many years and are well accepted by physicians, patients and payers. In addition, new products developed by others could emerge as competitors to LYPDISO, MAT2203, MAT2501 or any of our other product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

Further, although we believe that our proprietary LNC platform delivery technology, experience and knowledge in our areas of focus provide us with competitive advantages, potential competitors for MAT2203 could reduce our commercial opportunities.

Even if we obtain marketing approval for LYPDISO, MAT2203, MAT2501 or any other product candidates that we may develop, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our future products.

Even if we obtain United States regulatory approval of LYPDISO, MAT2203, MAT2501 or any other product candidates that we may develop, FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming post-approval studies, and post-market surveillance to monitor safety and efficacy. Our future products will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continuous review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize LYPDISO, MAT2203, MAT2501 or any of our other product candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

We are in the process of evaluating potential next steps in the development of LYPDISO.

Based on the results of our ENANCE-IT study for LYPDISO, and given the significant time and cost associated with cardiovascular outcomes clinical trials, we have initiated a process to identify a partner to advance development of LYPDISO and have allocated resources away from a Phase 3 program for LYPDISO. However, there is no guarantee that we will identify a suitable partner for LYPDISO or that we will be able to enter into a partnering agreement on favorable terms. In the event that we do not identify a suitable partner, enter into a partnering agreement on favorable terms, or if a potential partner fails to satisfy its obligations to develop and commercialize LIPDOSO, we may never realize the full or any value from LYPDISO.

Future legislation, and/or regulations and policies adopted by the FDA may increase the time and cost required for us to conduct and complete clinical trials of LYPDISO, MAT2203, MAT2501 and any other product candidates that we may develop.

FDA has established regulations to govern the drug development and approval process, as have foreign regulatory authorities. The policies of FDA and other regulatory authorities may change, and additional laws or government regulations may be promulgated that could prevent, limit, delay but also accelerate regulatory review of our product candidates. For example, in December 2016, the Cures Act was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but all of its provisions have yet to be implemented. Among other things, the Cures Act provides a new “limited population” pathway for certain antibacterial and antifungal drugs, or LPAD, but FDA has not issued final guidance regarding the LPAD yet. Additionally, in August 2017, FDA issued final guidance setting forth its current thinking with respect to development programs and clinical trial designs for antibacterial drugs to treat serous bacterial diseases in patients with an unmet medical need. We cannot predict what if any effect the Cures Act or any existing or future guidance from FDA will have on development of our product candidates.

Healthcare legislative or regulatory reform measures, including government restrictions on pricing and reimbursement, may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in the United States, the Patient Protection and Affordable Care Act of 2010 (“ACA”) substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Many provisions of the ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. There is continued uncertainty about the implementation of the ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the now-departed Trump administration proposed numerous prescription drug cost control measures. Similarly, the new Biden administration has made lowering prescription drug prices one of its priorities. The Biden administration has not yet proposed any specific plans, but we expect that these will be forthcoming in the near term. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Other examples of proposed changes include, but are not limited to, expanding post-approval requirements, changing the Orphan Drug Act, and restricting sales and promotional activities for pharmaceutical products.

We cannot be sure whether additional legislative changes will be enacted, or whether government regulations, guidance or interpretations will be changed, or what the impact of such changes would be on the marketing approvals, sales, pricing, or reimbursement of our drug candidates or products, if any, may be. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

●	additional clinical trials to be conducted prior to obtaining approval;

●	changes to manufacturing methods;
●	recalls, replacements, or discontinuance of one or more of our products; and
●	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of our product candidates. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs. Such legislation, or similar regulatory changes or relaxation of laws that restrict imports of products from other countries, could reduce the net price we receive for any future marketed products. As a result, our future products might not ultimately be considered cost-effective. We cannot be certain that reimbursement will be available for any of our product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any future products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize our product candidates in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize LYPDISO, MAT2203, MAT2501 or any other product candidates that we may develop in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We have been and expect to be significantly dependent on our collaborative agreements for the development of MAT2203 and MAT2501, which exposes us to the risk of reliance on the performance of third parties.

In conducting our research and development activities for MAT2203 and MAT2501, we currently rely, and expect to continue to rely, on collaborative agreements with universities, governmental agencies and not-for-profit organizations for both strategic and financial resources. Key among these agreements is our collaboration agreements with the NIH for the development of MAT2203 and our award agreement with the CFF for the development of MAT2501. The loss of, or failure to perform by us or our partners under any applicable agreements or arrangements, or our failure to secure additional agreements for our product candidates, would substantially disrupt or delay our research and development activities, including our in-process and anticipated clinical trials. Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation.

We expect that we will rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize LYPDISO, MAT2203, MAT2501 or any other product candidates that we may develop, and our business could be substantially harmed.

We expect to enter into agreements with third-party CROs, or governmental entities like the NIH, to conduct and manage our clinical programs. We rely heavily on these parties for execution of clinical studies for LYPDISO, MAT2203, MAT2501 and our other product candidates and can control only certain and very limited aspects of their activities. Nevertheless, we would be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the NIH or CROs would not relieve us of our regulatory responsibilities. We, the NIH and our CROs would be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or the NIH or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of the NIH or our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the NIH or the CROs may not perform all of their obligations under their arrangements with us or in compliance with regulatory requirements. If NIH or the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of LYPDISO, MAT2203, MAT2501 or any other product candidates that we may develop may be delayed or our development program may be materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs would devote to our program or our product candidates. If we are unable to rely on the clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. As a result of the foregoing, our financial results and the commercial prospects for LYPDISO, MAT2203, MAT2501 and our other product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

LYPDISO is designed to be a prescription-only omega-3 fatty acid-based medication. Omega-3 fatty acid-based products are also marketed by other companies as dietary supplements, which, unlike drugs, are not subject to FDA approval and therefore do not require a prescription and are not subject to pharmaceutical manufacturing standards. As a result, LYPDISO, if approved, would be subject to competition from products for which no prescription is required.

If approved by the regulatory authorities, LYPDISO will be a prescription-only omega-3 fatty acid-based medication. Mixtures of omega-3 fatty acids are naturally occurring substances in various foods, including fatty fish. Omega-3 fatty acids are also marketed as dietary supplements, which may generally be marketed without a lengthy FDA premarket review and approval process and are not subject to prescription. However, unlike prescription drug products, manufacturers of dietary supplements may not make therapeutic claims for their products; dietary supplements may be marketed with claims describing how the product affects the structure or function of the body without premarket approval but may not expressly or implicitly represent that the dietary supplement will diagnose, cure, mitigate, treat, or prevent disease. We believe the exact omega-3 fatty acid composition and pharmaceutical-grade purity of LYPDISO has a superior therapeutic profile to the omega-3 compositions in commercially available dietary supplements. However, we cannot be sure that physicians or consumers will view LYPDISO as superior. To the extent the price of LYPDISO is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements, physicians may recommend these commercial alternatives instead of LYPDISO or patients may elect on their own to take commercially available non-prescription omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting product sales and how we price our product, thereby limiting the revenue we receive from sales of LYPDISO

We are, and will be, completely dependent on third parties to manufacture our product candidates, and our commercialization of efforts could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of any product candidate or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient, or API, in MAT2203, or any of our product candidates, for use in our clinical trials or for commercial product, if any. As a result, we will rely on contract manufacturers throughout the development process and then if and when MAT2203, or any of our product candidates are approved for commercialization. We have not entered into any agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of MAT22203, or any of our product candidates, on favorable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture any of our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of a product candidate or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market such product candidate , if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates , delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates .

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished product or should cease doing business with us, we could experience significant interruptions in product supply or may not be able to create a supply of any product candidate at all. Were we to encounter manufacturing issues, our ability to produce a sufficient product supply might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply any product candidate at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in product supply if we decided to transfer manufacturing to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our manufacturing and supply partners will be able to reduce the costs of commercial scale manufacturing of any product candidate over time. If the commercial-scale manufacturing costs of LYPDISO are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.

We face risks related to health epidemics or outbreaks of communicable diseases. The outbreak of communicable diseases, such as COVID-19, have resulted in a widespread health crisis that has adversely affected general commercial activity and the economies and financial markets of many countries. Since some of our business partners are outside of the U.S., in China and other Asian countries, including manufacturing operations for our active pharmaceutical ingredient, an outbreak of communicable diseases in Asia or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected could adversely affect our business, financial condition or results of operations. For example, an outbreak could significantly disrupt our business by limiting our ability to travel or ship materials within or outside China and forcing temporary closure of facilities that we rely upon.

Risks Relating to Our Intellectual Property Rights and Regulatory Exclusivity

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from discovering, developing and commercializing our product candidates.

We rely partially upon our LNC platform delivery technology which is licensed to us by Rutgers. We do not own the patents that underly this in-license technology. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our license agreement with Rutgers. Pursuant to the terms of our license agreement with Rutgers, we control the prosecution, maintenance, or filing of the patents to which we hold licenses, as well as the enforcement of these patents against third parties. However, some of our patents and patent applications were either acquired from another company who acquired those patents and patent applications from yet another company or are licensed from a third party. Thus, these patents and patent applications were not written by us or our attorneys, and we did not have control over the drafting and prosecution of certain of these patents. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

Certain of our licenses contained in our agreement with Rutgers contain provisions that allow the licensor to terminate the license if (i) we breach any payment obligation or other material provision under the agreement and fail to cure the breach within a fixed time following written notice of termination, (ii) we or any of our affiliates, licensees or sub licensees directly or indirectly challenge the validity, enforceability, or extension of any of the licensed patents or (iii) we declare bankruptcy or dissolve. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Termination of these licenses would prevent us from discovering, developing and commercializing product candidates based on the LNC platform delivery technology, including our lead anti-infective product candidates, MAT2203 and MAT2501. Determining the scope of the license and related royalty obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties’ payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from discovering, developing and commercializing product candidates based on the LNC platform delivery technology, including our lead anti-infective product candidates.

If we discontinue development of the LNC platform delivery technology, we would be required to return such technology to the former stockholders of Aquarius and we would lose the rights to our lead product candidates.

Under certain circumstances, we will be required to transfer Aquarius’ LNC platform delivery technology back to the former shareholders of Aquarius. This transfer would be required under the Merger Agreement in the event the following conditions are met: (i) no milestone events have occurred on or before the two-year anniversary of the effective time of the Aquarius Merger (the “Transfer Date”), (ii) during such period we shall have discontinued efforts to develop or commercialize the LNC platform delivery technology (as conclusively demonstrated by our omission of the LNC platform delivery technology in at least two consecutive royalty, progress and payment reports delivered to Rutgers pursuant to the license agreement entered into between Aquarius and Rutgers) and (iii) as of the Transfer Date, no unresolved indemnification claims for us and our indemnified parties are pending. If the foregoing conditions are met, we would transfer the LNC platform delivery technology to the stockholder representative or to a newly formed entity as directed by the stockholder representative (in either case for the benefit of the former Aquarius stockholders) following receipt of any necessary third-party consents required for the transfer, which we shall use its commercially reasonable efforts to obtain. If we are required to transfer the LNC platform delivery technology back to the former shareholders of Aquarius, we would lose our rights to our lead product candidates, which would have a material and adverse effect on our business.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents (including patents owned and licensed by us). We currently own or have rights to 33 issued patents relating to our LNC platform delivery technology, as well as pending patent applications for our LNC platform delivery technology that may never be approved by the United States or foreign patent offices. Furthermore, any patents which may eventually be issued from existing patent applications for any of our technologies, may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

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

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of LYPDISO, MAT2203, MAT2501 or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize LYPDISO, MAT2203 or MAT2501 and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties against us would be time-consuming and may:

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent LYPDISO, MAT2203 or MAT2501 from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to LYPDISO, MAT2203, MAT2501 or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our current product candidates or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign, LYPDISO, MAT2203, MAT2501or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing LYPDISO, MAT2203, MAT2501 or a future product candidate, which could harm our business, financial condition and operating results.

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

Moreover, generic companies have received FDA approval of generic versions of Amarin Corporation’s Vascepa® (icosapent ethyl), which is made from an omega-3 fatty acid, in the United States. Any generic market entry of a generic prescription omega-3 fatty acid product could limit our U.S. sales, which would have a significant adverse impact on our business and results of operations. In addition, even if a competitor’s effort to introduce a generic product is ultimately unsuccessful, the perception that such development is in progress and/or news related to such progress could materially affect the perceived value of our company and our stock price.

General Company-Related Risks

We will need to increase the size of our organization to grow our business, and we may experience difficulties in managing this growth.

We currently have only twenty employees as of March 22, 2021. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, development, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We face a potential risk of product liability as a result of the clinical testing of LYPDISO, MAT2203, MAT2501 or any future product candidates and will face an even greater risk if we commercialize LYPDISO, MAT2203, MAT2501 or any other future product. For example, we may be sued if any product we develop or any material that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of LYPDISO, MAT2203 or MAT2501. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for LYPDISO, MAT2203, MAT2501 or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	the inability to commercialize our product candidates; and

●	a decline in our stock price.

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

Risks related to our Securities

Pursuant to the terms of our Series A Preferred Stock, we may be obligated to pay significant royalties.

Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our Series A Preferred Stock, we are required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2023, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203 or MAT2501, we are required to pay to the holders of our Series A Preferred Stock, subject to certain vesting requirements, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

We are obligated to pay dividends on outstanding shares of our preferred stock.

Holders of our Series B Preferred Stock will be entitled to receive dividends equaling a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred then held by such holder on June 19, 2021.

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

A reverse-stock split of our common stock may not have the intended consequences.

On January 26, 2021, our shareholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-15, to be determined at the discretion of the Board. We believe that the reverse stock split may result in an increase to the market price of our common stock, enhance the appeal of our common stock to the financial community, improve the trading liquidity of our common stock, make it possible for us to “up-list” our common stock to a higher tier stock exchange, and make us eligible for inclusion on certain biotechnology and pharmaceutical trading indices and exchange-traded funds.

However, we cannot assure you that the reverse stock split, if implemented, will result in any anticipated benefits, including an increase of the market price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding. Moreover, a reverse-stock split may have the effect of decreasing our overall market value. There can be no assurance that the reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds or improve the trading liquidity of our common stock. Further, because implementation of the reverse stock split would not change the total number of shares of our common stock authorized for issuance, the number of shares of our common stock available for issuance following the implementation of the reverse stock split would increase to the extent the reverse stock split reduces the number of outstanding shares of our common stock. Such available shares may be used for future corporate purposes, including future acquisitions, investment opportunities, the establishment of collaboration or other strategic agreements, capital raising transactions involving equity or convertible debt securities, future at the market offerings of common stock, or issuance under current or future employee equity plans, and the issuance of equity securities in connection with such transactions may result in potentially significant dilution of our current stockholders’ ownership interests in us.

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

Although our common stock was listed on the NYSE American, the market for our shares has demonstrated varying levels of trading activity, and we cannot assure you that an active trading market will be sustained. A lack of an active market may impair your ability to sell shares of our common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the price of shares of our common stock. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2020, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to be a material weakness, and the auditor’s report included an adverse opinion.

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

Facilities

Our administrative offices consist of approximately 5,900 square feet of office space in Bedminster, NJ that we occupy under a lease that expires in May 2021. On September 23, 2020, we entered into a lease amendment which provides for an additional 3,034 square feet of space extends the term of the lease for seven years from the date the amendment becomes effective, which is anticipated to be in the second quarter of 2021. We also lease laboratory space approximating 14,000 square feet in Bridgewater, NJ, that expires in 2027.

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

	Fiscal Year 2019
	High	Low
First Quarter	$1.41	$0.60
Second Quarter	$1.11	$0.79
Third Quarter	$0.76	$0.59
Fourth Quarter	$2.27	$0.63

	Fiscal Year 2020
	High	Low
First Quarter	$2.31	$0.60
Second Quarter	$0.92	$0.52
Third Quarter	$0.96	$0.67
Fourth Quarter	$1.47	$0.76

Holders

On March 12, 2021, the closing sale price of our common stock, as reported by the NYSE American, was $1.20 per share and we had approximately 123 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

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

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020.

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

Overview

We are focused on creating value through improving the intracellular delivery of critical therapeutics through our paradigm-changing lipid nanocrystal (LNC) drug delivery platform and its application to overcome current challenges in safely and effectively delivering small molecules, nucleic acids, gene therapies, proteins/peptides, and vaccines. We are also focused on creating value through finding a partner to continue the development of LYPDISO, our proprietary, next-generation prescription omega-3 drug, which we believe is differentiated from all other prescription omega-3 products and positioned to potentially demonstrate superior cardioprotective effects.

Key elements of our strategy include:

●	Advancing our clinical stage assets based on our LNC platform delivery technology and continuing to expand utilization of this promising technology into areas of innovative medicine. .

●	Delivering efficacy data for MAT2203 in the EnACT study for the treatment of cryptococcal meningitis, which would highlight the safety and efficacy of this promising drug, while highlighting the ability of our LNC platform technology to deliver potent medicines across the blood-brain barrier following oral administration.

●	Progressing the development of MAT2501 through extensive preclinical toxicology and efficacy studies in NTM infections and completing a single ascending dose pharmacokinetic study in healthy volunteers later in 2021, all with the financial support of the Cystic Fibrosis Foundation.

●	Expanding the application of our LNC platform delivery technology through collaborations with sophisticated and well-resourced biotech and pharmaceutical companies in areas of innovative medicine.

We have incurred losses for each period from inception. Our net loss was approximately $22.4 million and $17.4 million for the fiscal years ended December 31, 2020 and 2019, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the years ended December 31, 2020 and 2019, we generated approximately$0.2 million and $0.1 million, respectively, in contract research revenues, resulting from a grant with the Cystic Fibrosis Foundation in 2020 and a feasibility study agreement entered into with Genentech in 2019. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidates LYPDISO, MAT2203, MAT2501 and advancement of our LNC platform delivery technology, which include:

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2020 and 2019. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock option expenses), travel and medical education.

	Years Ended December 31,
	(in thousands)
	2020	2019
Direct research and development expenses:
Manufacturing process development	$1,421	$1,081
Preclinical trials	744	1,538
Clinical development	5,149	2,565
Regulatory	95	190
Internal staffing, overhead and other	6,950	5,861
Total research & development	$14,359	$11,235

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2021, we will be focused on advancing our lead product candidates, MAT2203, to efficacy data in the treatment of CM, accelerating the preclinical development of MAT2501 and also expanding application of our LNC platform delivery technology through collaborations with third parties. We have also initiated a process to identify a suitable partner to continue the development of LYPDISO following the announcement of topline date from the ENHANCE-IT study in February 2021.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. We anticipate that our general and administrative expenses will increase during 2021 due to the increased expenses related to employee compensation and insurance costs.

Sale of Net Operating Losses (NOLs)

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.1 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

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

Current Operating Trends

Our current R&D efforts are focused on advancing our lead LNC product candidates, MAT2203, through clinical development toward an initial indication for the treatment of CM, accelerating preclinical development of MAT2501 with the assistance of the CFF, and expanding application of our LNC platform delivery technology through collaborations with third parties. Our R&D expenses consist of manufacturing work and the cost of active pharmaceutical ingredients and excipients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

We expect that most of our R&D expenses in the near-term future will be incurred in support of our current and future preclinical and clinical development programs rather than technology development. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. At the appropriate time, subject to the approval of regulatory authorities, we expect to conduct early-stage clinical trials for each drug candidate. We anticipate funding these trials ourselves, and possibly with the assistance of federal grants, contracts or other agreements. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Results of Operations

Years Ended December 31, 2020 and 2019

The following table summarizes our operating expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Revenues	$158	$90

Expenses:
Research and development	$14,359	$11,235
General and administrative	10,006	7,776
Operating Expenses	$24,365	$19,011

Sale of net operating losses (NOLs)	$1,073	$1,007

Revenues. We generated approximately $158.3 thousand and approximately $89.8 thousand for the years ended December 31, 2020 and 2019, respectively. Amounts earned in 2020 consists of contract research revenue resulting from a grant with the Cystic Fibrosis Foundation and the feasibility study agreement with Genentech Inc. The amount earned in 2019 consists of contract research revenue resulting from a grant with the Cystic Fibrosis Foundation.

Research and Development expenses. R&D expense for the year ended December 31, 2020 was approximately $14.4 million, an increase of approximately $3.2 million over the prior year. R&D expenses increased mainly due to higher preclinical and clinical development expenses of approximately $1.8 million, employee compensation of approximately $1.3 million and manufacturing development and other expenses of approximately $0.1 million. We expect R&D expenses to increase during 2021 as we move our clinical development programs forward and continue to invest in our LNC platform delivery technology and our laboratory & manufacturing facility.

General and Administrative expenses. General and administrative expense for the year ended December 31, 2020 was approximately $10.0 million, an increase of approximately $2.2 million over prior year. The increase in general and administrative expense was primarily due to an increase in employee related expenses of approximately $1.7 million and professional fees of approximately $0.4 million.

Sale of net operating losses (NOLs). The Company recognized approximately $1.1 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2020, we have raised a total of approximately $150.9 million in gross proceeds and $138.4 million, net, from sales of our equity securities.

As of December 31, 2020, we had cash, cash equivalents and marketable securities, excluding restricted cash, totaling $58.7 million.

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. As of December 31, 2020, we did not sell any shares of our common stock under the ATM Sales Agreement. During January 2021, BTIG sold 3,023,147 shares of the Company’s common stock generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million, after deducting BTIG’s commission on gross proceeds.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below (in thousands):

	Years Ended December 31
	2020	2019
Cash used in operating activities	$(17,368)	$(14,092)
Cash used in investing activities	(40,667)	(6,011)
Cash provided by financing activities	48,047	29,852
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(9,988)	$9,749

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was approximately $17.4 million, compared to approximately $14.1 million in the prior year. The increase of approximately $3.3 million for the period was primarily due to an increase in net loss, approximately $5.1 million, offset by the increase in non-cash stock-based compensation expense of approximately $1.6 million. We expect that there will be an increase in cash used in operations during 2021 due to higher research and development expenses as we continue to move our product candidates and LNC platform delivery technology forward in their development cycles.

Investing Activities

Approximately $40.7 million and approximately $6.0 million of cash was used in investing activities for the years ended December 31, 2020 and 2019, respectively. The increase of $34.7 million was primarily due to the net increase in purchases and maturities of our marketable securities of approximately $40.7 million during 2020 compared to the purchase of our marketable securities of approximately $5.6 million in December 2019 and the decrease of approximately $0.4 million in purchases of leasehold improvements and equipment.

Financing Activities

Net cash provided by financing activities was approximately $48.0 million and approximately $29.9 million for the years ended December 31, 2020 and 2019, respectively. The increase of $18.1 million in cash provided by financing activities is primarily due to the approximately $46.7 million of net proceeds from the January 2020 public offering of common stock compared to the approximately $30.1 million of net proceeds from the March 2019 public offering of common stock, as well as an increase of approximately $0.8 million from the exercising of certain warrants and approximately $0.6 million from the exercising of stock options during 2020.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct further preclinical and clinical studies of MAT2203, our lead product candidate, even is such studies are primarily financed with non-dilutive funding from NIH;

●	support the conduct of further preclinical studies of MAT2501, even if such studies are primarily financed with non-dilutive funding from the CFF;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash, cash equivalents and marketable securities, coupled with the approximately $5.6 million of net proceeds generated from the recently completed sales of common stock, will be sufficient to fund our operating expenses and capital expenditures requirements into 2024.

Until such time, if ever, that we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. We do not have any committed external source of funds other than limited grant funding from the CFF and NIH. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights of our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Contractual Obligations and Commitments

Refer to Note 10 – “Commitments” in the accompanying notes to the consolidated financial statements for a discussion of the Company’s contractual obligations and commitments.

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

Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. As of December 31, 2020, we had $58.7 million in cash, cash equivalents and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures:

As of December 31, 2020, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020, management previously identified a material weakness in our internal controls over financial reporting. Based on management’s evaluation, this material weakness was remediated as of December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2020, our internal control over financial reporting was effective, as management did not identify any deficiencies in internal control over financial reporting that was determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The previously identified material weakness during the year ended December 31, 2019 which has been remediated included not having designed and implemented a sufficient level of formal financial reporting and operating policies and procedures that define how transactions should have been initiated, processed, recorded and reported, including presentation and disclosure in the consolidated financial statements.

Management implemented its remediation plan by enhancing operational procedures related to purchasing, receiving and recording expenditures, including consulting with our third-party internal auditors throughout the period while formalizing and testing our review procedures.

Changes in Internal Control Over Financial Reporting:

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

Name	Age	Position(s)
Herbert Conrad	88	Chairman of the Board, Director
Jerome D. Jabbour	46	Chief Executive Officer and President, Director
James J. Ferguson	67	Chief Medical Officer
Keith A. Kucinski	51	Chief Financial Officer
Hui Liu	53	Chief Technology Officer
Raphael J. Mannino	73	Chief Scientific Officer
Theresa Matkovits	53	Chief Development Officer
Patrick G. LePore	65	Vice Chairman of the Board, Director
Eric Ende	52	Director
Natasha Giordano	59	Director
James S. Scibetta	56	Director
Matthew Wikler	71	Director

Management

Jerome D. Jabbour, JD was appointed Chief Executive Officer in March 2018. He has served as our President since March 2016. Prior to that he served as our Executive Vice President, Chief Business Officer, General Counsel and Secretary since October 2013 and as one of our directors from April 2012 until November 2013. Mr. Jabbour is also a Co-founder of Matinas BioPharma. Prior to joining our management team, he was the Executive Vice President and General Counsel of MediMedia USA, or MediMedia, from 2012 to October 2013, a privately held diversified health care services company. Prior to MediMedia, he was the Senior Vice President, Head of Global Legal Affairs of Wockhardt Limited (2008-2012), a global pharmaceutical and biotechnology company, and Senior Counsel and Assistant Secretary at Reliant (2004-2008). Earlier in his career, he held positions as Commercial Counsel at Alpharma, Inc. (2003-2004) and as a Corporate Associate at Lowenstein Sandler LLP (1999-2003). Mr. Jabbour earned his J.D. from Seton Hall University School of Law in New Jersey and a B.A. in Psychology from Loyola University in Baltimore.

James J. Ferguson, MD was appointed Chief Medical Officer in February 2019. Prior to joining the Company he served as the Cardiovascular and Bone Therapeutic Area Head for U.S. Medical Affairs, at Amgen (NASDAQ: AMGN), a multinational biopharmaceutical company. Prior to Amgen Dr. Ferguson held a number of senior positions at AstraZeneca, a multinational pharmaceutical and biopharmaceutical company, including Vice President of US Cardiovascular Medical and Scientific External Relations, Therapeutic Area Vice President of Cardiovascular Global Medical Affairs, U.S. Development Brand Leader for BRILINTA®, and Senior Director, Clinical Research. Before joining AstraZeneca he was Vice President of Surgical and Critical Care for The Medicines Company. In addition, Dr. Ferguson had more than 20 years of academic experience as the Associate Director of Clinical Cardiology Research at the Texas Heart Institute, Co-Director of the Cardiology Fellowship Training Program at St. Luke’s Episcopal Hospital in Houston, where he was an Associate Professor of Medicine at Baylor College of Medicine, and a Clinical Assistant Professor at the University of Texas Health Science Center at Houston. Dr. Ferguson has served on the Editorial Board of numerous peer-reviewed journals and has over 400 publications and book chapters. Dr. Ferguson received his B.A. (cum Laude) in Biology from Harvard University, his M.D. from the University of Pennsylvania School of Medicine and completed his post-graduate training at the University of Michigan Medical Center, Ann Arbor, Michigan and Beth Israel Hospital, Boston, Massachusetts.

Keith A. Kucinski, MBA, CPA was appointed Chief Financial Officer in January 2019. He most recently served as Chief Financial Officer at RemedyOne, a privately held healthcare consulting organization. Prior to that, he served as Vice President & Treasurer at Par Pharmaceutical Companies, Inc., an operating company of Endo International plc, a leading generics and specialty-branded pharmaceutical company. In addition, Mr. Kucinski held various roles at Barr Pharmaceuticals, Inc., including Senior Director, Finance & Corporate Development and Assistant Treasurer & Senior Director, Finance. Mr. Kucinski is a Certified Public Accountant. He received his Bachelor of Business Administration in Accounting from the University of Notre Dame and an M.B.A. in Finance & Management from the Leonard N. Stern School of Business at New York University.

Theresa Matkovits, PhD has served as Chief Development officer since October 2018. She joined the Company after having most recently served as the Chief Operating Officer of ContraVir Pharmaceuticals (NASDAQ: CTRV) (now Hepion Pharmaceuticals), a clinical stage biopharmaceutical company. From 2013 to 2015, Dr. Matkovits served as Global Program Leader at NPS Pharmaceuticals, a specialty pharmaceutical company that was purchased by Shire in 2015. Prior to her time at NPS, Dr. Matkovits was Vice President, Innovation Leader at The Medicines Company. Earlier in her career, Dr. Matkovits held a number of global leadership positions at Novartis across Global Development and the U.S. Commercial Organization, including as Head, Strategic Planning and Operations, U.S. Medical and Drug Regulatory Affairs. Dr. Matkovits began her career at the Roche Institute of Molecular Biology and Organon where she held positions in clinical development in women’s health and research in the area of infertility. Dr. Matkovits serves on the Board of Directors of BioSurplus and also serves as an Independent Director of Appili Therapeutics (TSX: APLIF).Dr. Matkovits was selected to participate in Women in Bio’s Boardroom Ready Program in 2016. Dr. Matkovits earned her Ph.D. in Biochemistry and Molecular Biology from the University of Medicine and Dentistry of NJ.

Hui Liu, PhD, MBA was appointed Chief Technology Officer in December 2020. Dr. Liu has over two decades of experience in the formulation of small molecules, biologics, and gene therapies. He joined the Company from Seqirus, a global leader in influenza vaccine development and pandemic preparedness, where he served as the Director of Formulation and Delivery from 2017 to 2020. Prior to his time at Seqirus, Dr. Liu was the CMC Director at Cellics Therapeutics, a privately held biotechnology company based in San Diego. His early career focused on ophthalmic drug development at two leading eye care companies, Alcon and Allergan plc. At Alcon, he led multiple CMC teams as the Senior Technical Lead from 2015 to 2017. During his time at Allergan, Dr. Liu played a critical role in realizing a paradigm shift for standard glaucoma care, focusing on sustained delivery drug development in his role as a Principal Scientist. Previously, he worked on pigment nanoparticle encapsulation at Hewlett-Packard. Dr. Liu holds a Ph.D. in Polymer Chemistry from the University of Michigan, an M.B.A. from the University of Massachusetts Amherst, and a B.S. from the University of Science and Technology of China.

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

Directors

Herbert Conrad has served as our Chairman of the Board since July 2013 and as Chairman of the Board of Matinas BioPharma, Inc. since October 2012. He also serves on the board of directors of Celldex Therapeutics, Inc. (NASDAQ: CLDX), biopharmaceutical company focused on the development and commercialization of immunotherapies and other targeted biologics, and as an Advisor to the Seaver Autism Center at Mount Sinai Hospital. Mr. Conrad was the President of the U.S. Pharmaceuticals Division of Hoffmann-La Roche, Inc. from 1982 until his retirement in 1993. Prior to that, he held many positions of increasing responsibility at Roche Pharmaceuticals in the United States. Mr. Conrad previously served on the board of directors of Arbutus Biopharma Corporation (NASDAQ: ABUS), Pharmasset, Inc. (chairman), Savient Pharmaceuticals, Inc. (NASDAQ: SVNT), Dura Pharmaceuticals, Inc., UroCor, Inc., GenVec, Inc. (NASDAQ: GNVC) (chairman), Sicor, Inc., Bone Care International, Inc. (chairman), Sapphire Therapeutics, Inc. (chairman), the medical advisory board of Henry Schein Inc. (NASDAQ: HSIC), and he was a Director and Co-Founder of Reliant Pharmaceuticals. Pharmasset was acquired by Gilead Sciences, Inc. for $11 billion in 2011 and Reliant was acquired by GlaxoSmithKline for $1.65 billion in 2007. He received B.S. and M.S. degrees from the Brooklyn College of Pharmacy and an honorary Doctorate in Humane Letters from Long Island University. We believe Mr. Conrad is qualified to serve on our board of directors due to his extensive expertise and experience in the life sciences industry and his extensive board experience.

Patrick LePore has served as our Vice Chairman of the Board since September 5, 2018. Mr. LePore served as chairman, chief executive officer and president of Par Pharmaceuticals, Inc. (NYSE:PRX), an operating company of Endo International plc, a generics and specialty branded pharmaceutical company, from September 2006 until the company’s acquisition by private equity investor TPG in November 2012. He remained as chairman of the new company where he led the sale of the company to Endo Pharmaceuticals (NASDAQ: ENDP). Mr. LePore began his career with Hoffmann LaRoche. Later, he founded Boron LePore and Associates, a medical communications company, which he took public in 1997 and which was eventually sold to Cardinal Health. He is chairman of the board of directors of Lannett Company, Inc. (NYSE: LCI), a pharmaceutical company, and is a trustee of Villanova University. He previously served as a member of the board of directors of PharMerica Corporation (NYSE: PMC) and Innoviva, Inc. (NASDAQ: INVA). Mr. LePore earned his bachelor’s degree from Villanova University and Master of Business Administration from Fairleigh Dickinson University. We believe Mr. LePore is qualified to serve on our board of directors due to his executive leadership and significant experience in the life sciences industry and his public company board experience.

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

Natasha Giordano. Ms. Giordano has served as a member of our board of directors since September 2020. Ms. Giordano has been President, Chief Executive Officer and director of PLx Pharma Inc. (NASDAQ: PLXP) since January 2016. Previously, Ms. Giordano served as the Interim Chief Executive Officer of ClearPoint Learning, Inc., a privately held learning and training platform company, from May 2015 through November 2015. She also served on the ClearPoint board of directors from December 2009 through November 2015. Previously, Ms. Giordano served as the Chief Executive Officer of Healthcare Corporation of America (NYSE: HCA), a leading healthcare provider, from January 2014 through August 2014. From June 2009 to August 2012, Ms. Giordano served as Chief Operating Officer and then as Chief Executive Officer, President and a member of the board of directors of Xanodyne Pharmaceuticals, Inc., a privately-held a branded specialty pharmaceutical company with development and commercial capabilities focused on pain management and women’s health. Prior to that, she served as President, Americas, for Cegedim Dendrite (formerly Dendrite International Inc.), a global technology services company, from 2007 to 2008 and as Senior Vice President of the Global Customer Business Unit of Cegedim Dendrite from 2004 to 2007. Ms. Giordano holds a Bachelor of Science degree in nursing from Wagner College. We believe Ms. Giordano is qualified to serve as a director due to her extensive experience in commercialization, general management and knowledge of the pharmaceutical and health care industries.

James S. Scibetta has served as a member of our board of directors since November 2013. He is currently Chief Executive Officer of Maverick Therapeutics, a development stage immune-oncology company. Prior to Maverick, he was President and Chief Financial Officer of Pacira Pharmaceuticals, Inc. (NASDAQ: PCRX), a specialty pharmaceutical company, a position he has held since October 2015. Prior to that, Mr. Scibetta was the Chief Financial Officer of Pacira since 2008. Prior to joining Pacira in August 2008, he served as a consultant to Genzyme Corporation following the sale of Bioenvision Inc. (NASDAQ: BIVN) to Genzyme in 2007. From 2006 to 2007 Mr. Scibetta was CFO of Bioenvision. From 2001 to 2006, he was Executive Vice President and Chief Financial Officer of Merrimack Pharmaceuticals Inc. (NASDAQ: MACK). Mr. Scibetta has previously served on the board of directors at the following life sciences companies: Nephros Inc. (NASDAQ: NEPH), Merrimack Pharmaceuticals and Labopharm Inc. Prior to his executive management experience, Mr. Scibetta spent over a decade in investment banking where he was responsible for sourcing and executing transactions for a broad base of public and private healthcare and life sciences companies. Mr. Scibetta received his Bachelor of Science in Physics from Wake Forest University and an MBA from the University of Michigan. We believe Mr. Scibetta is qualified to serve on our board of directors because of his extensive management experience in the pharmaceutical industry, his investment banking experience and his experience as a chief financial officer and audit committee member of several publicly traded companies.

Matthew Wikler has served as a member of our board of directors since January 2018. Dr. Wikler currently serves as the Principal of Infectious Disease Technology Development Consulting (IDTD Consulting), a privately-held consulting firm, where he provides clinical, medical and regulatory strategic insight to companies developing new technologies for the treatment and prevention of infectious diseases, a position he has held since 2015. Prior to that from 2012 to 2015, Dr. Wikler served at The Medicines Company (NASDAQ: MDCO), a biopharmaceutical company, as VP, New Business Ventures and VP and Medical Director, Infectious Disease Care. Over the course of his career Dr. Wikler held senior leaderships positions for a number of pharmaceutical companies, including as Chief Development Officer of Rib-X Pharmaceuticals, Inc., a privately-held biopharmaceutical company developing new antibiotics to provide superior coverage, safety and convenience for the treatment of serious and life-threatening infections, President and Chief Executive Officer of IASO Pharma Inc., a privately-held clinical stage biotechnology company focused on the development of antibacterial and antifungal therapeutics, the Institute for One World Health, a 501(c)(3) nonprofit drug development organization, Mpex Pharmaceuticals, Inc., a privately-held company focused on developing and manufacturing therapies for antibiotic resistance with focus on gram-negative organisms, Peninsula Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on developing and commercializing antibiotics to treat life-threatening infections (acquired by Johnson & Johnson (NYSE: JNJ)), ViroPharma Incorporated (NASDAQ: VPHM), Bristol-Myers Squibb Company (NYSE:BMY), and Ortho-McNeil Pharmaceutical (a division of Johnson & Johnson). Dr. Wikler began his career at Smith Kline & French/Smith Kline Beecham where he held positions of increasing responsibilities over ten years. Dr. Wikler held a variety of positions at the FDA, including the Deputy Director of the Division of Anti-Infective Drug Products. Dr. Wikler earned a B.A. in Chemistry from Franklin and Marshall, an M.D. degree from Temple University School of Medicine, and his M.B.A. from the University of Pennsylvania Wharton School of Business. He completed his Infectious Diseases Fellowship at the Hospital of the University of Pennsylvania and is a Fellow of the Infectious Diseases Society of America. We believe Dr. Wikler is qualified to serve on our board of directors because of his extensive management experience in the pharmaceutical industry and his clinical and regulatory experience in the area of infectious diseases.

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

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. James Scibetta, Herbert Conrad, Eric Ende and Natasha Giordano currently serve as members of the Audit Committee, with James Scibetta, serving as its chairman. All members of the Audit Committee have been determined to be financially literate and are considered independent directors as defined under The NYSE American’s listing standards and applicable SEC rules and regulations. Mr. Scibetta qualifies as an audit committee “financial expert” as that term is defined by SEC regulations. The Audit Committee met four times during 2020. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of our executive officers, including our chief executive officer, and makes recommendations in that regard to the Board as a whole. Eric Ende, Patrick LePore, James Scibetta and Matthew Wikler currently serve as members of the Compensation Committee, with Eric Ende serving as its chairman. All members of the Compensation Committee are considered independent directors as defined under The NYSE American’s listing standards. The Compensation Committee met three times during 2020. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Bylaws and applies the same criteria to all persons being considered. Herbert Conrad, Eric Ende, Patrick LePore and James Scibetta currently serve as members of the Nominating and Corporate Governance Committee, with Herbert Conrad serving as its chairman. All members of the Nominating and Corporate Governance Committee are considered independent directors as defined under The NYSE American’s listing standards. The Nominating and Corporate Governance Committee met three times during 2020. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.matinasbiopharma.com.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2020, all reports required to be filed under Section 16(a) were filed on a timely basis.

Item 11.	Executive Compensation

Summary Compensation Table – 2020

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly-compensated executive officers who were serving as executive officers as of December 31, 2020 for services rendered in all capacities to us for the years ended December 31, 2020 and December 31, 2019. These individuals are our named executive officers for 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Jerome D. Jabbour	2020	500,000	250,000	2,180,085	-		2,930,085
Chief Executive Officer	2019	444,792	200,000	680,384	-		1,325,176

James J. Ferguson	2020	410,000	150,000	1,090,043			1,650,043
Chief Medical Officer	2019	319,444	50,000	319,926	62,945	(2)	752,315

Theresa Matkovits	2020	367,500	122,500	763,030	-		1,253,030
Chief Development Officer	2019	350,000	30,625	317,513	-		698,138

(1)Amounts reflect the grant date fair value of option awards granted in 2020 and 2019 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

(2)Mr. Ferguson was reimbursed for relocation costs.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

Jabbour

On March 22, 2018, we entered into an employment agreement with Mr. Jabbour. Under the terms of Mr. Jabbour’s employment agreement, Mr. Jabbour received a signing bonus of $84,000 and a base salary of $350,000 per year. In addition, Mr. Jabbour is eligible to receive an annual bonus, which is targeted at 50% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Jabbour is also eligible to receive option grants at the discretion of our Compensation Committee. Mr. Jabbour received an option grant to purchase 1,000,000 shares on March 22, 2018 and is also eligible to receive additional option grants and equity grants at the discretion of our Compensation Committee. If we terminate Mr. Jabbour’s employment without cause or Mr. Jabbour resigns with good reason (absent a change of control), we are required to pay him severance of up to twelve months of his base salary plus COBRA benefits for twelve months. In addition, the vesting of 50% of his outstanding options will be accelerated in full upon such termination and Mr. Jabbour will be provided with an extension through two years after the separation date of the exercise period for his vested stock options. If we terminate Mr. Jabbour’s employment without cause during the 24-month period immediately following a change of control or Mr. Jabbour resigns with good reason during the 24-month period immediately following a change of control, we are required to pay him severance of up to 24 months of his base salary and his target annual bonus plus 18 months of COBRA benefits. In addition, his outstanding options will be vested in full and Mr. Jabbour will be provided with an extension through two years after the separation date of the exercise period for his vested stock options. Mr. Jabbour is also subject to a customary non-disclosure agreement, pursuant to which Mr. Jabbour has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment.

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

Outstanding Equity Awards at Fiscal Year-End Table – 2020

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2020.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jerome D. Jabbour	-	500,000	$0.82	Jun 16, 2030
	-	1,000,000	$2.27	Dec 31, 2029
	343,750	406,250	$1.08	Feb 10, 2029
	687,500	312,500	$0.98	Mar 21, 2028
	400,000	-	$3.32	Feb 20, 2027
	350,000	-	$0.43	Feb 4, 2026
	175,000	-	$0.41	Jan 27, 2025
	350,000	-	$1.28	July 20, 2024
	350,000	-	$0.94	Oct 3, 2023

James J. Ferguson	-	250,000	$0.82	Jun 16, 2030
	-	500,000	$2.27	Dec 31, 2029
	160,417	189,583	$1.09	Feb 24, 2029

Theresa Matkovits	-	175,000	$0.82	Jun 16, 2030
	-	350,000	$2.27	Dec 31, 2029
	160,417	189,583	$1.08	Feb 10, 2029
	189,584	160,416	$0.79	Oct 14, 2028

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

Description of the 2013 Equity Compensation Plan

The following description of the principal terms of the 2013 Plan is a summary and is qualified in its entirety by the full text of the 2013 Plan, which is attached as Exhibit 10.1 hereto.

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

Shares Subject to the 2013 Plan. As of March 14, 2021 the aggregate number of shares of common stock available for issuance in connection with awards granted under the 2013 Plan is 36,952,460 shares, subject to customary adjustments for stock splits, stock dividends or similar transactions (the “Initial Limit”). Incentive Stock Options may be granted under the 2013 Plan with respect to all of those shares. The number of shares of common stock available for issuance under the 2013 Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2015, in an amount equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year (the “Annual Increase”). Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the Annual Increase in the share reserve for such calendar year shall be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of common stock which may be issued in respect of Incentive Stock Options is equal to the Current Limit, and will be increased on each January 1, by the Annual Increase for such calendar year.

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

Director Compensation Table – 2020

The following table summarizes the annual compensation for our non-employee directors during 2020.

Name	Cash Compensation ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Herbert Conrad	90,000	-	80,000	170,000
Eric Ende	71,500	-	80,000	151,500
Natasha Giordano	17,344	-	160,000	177,344
Patrick G. LePore	80,000	-	80,000	160,000
James S. Scibetta	75,000	-	80,000	155,000
Adam Stern	41,984	-	-	41,984
Matthew Wikler	-	63,500	80,000	143,500

(1)	Amounts reflect the grant date fair value of stock awards and option awards granted in 2020 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently, and was for the last fiscal year, composed of the following four non-employee directors: Eric Ende, Chair, Patrick G. LePore, James Scibetta and Matthew Wikler. No member of the Compensation Committee is or was formerly an officer or an employee of the Company during the last fiscal year. In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of the Company’s directors serve as an executive officer. Please see Item 13.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 14, 2021 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 204,276,412 shares outstanding as of March 14, 2021. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 14, 2021 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

5% Stockholders
Boxer Capital, LLC (1)	11,478,634	5.6%

Directors and Executive Officers
Jerome D. Jabbour (2)	3,159,567	1.5%
Herbert Conrad (3)	5,753,293	2.8%
Eric Ende (4)	974,686	*	%
Natasha Giordano (5)	63,982	*	%
Patrick LePore (6)	844,666	*	%
James Scibetta (7)	1,543,052	*	%
Matthew Wikler (8)	916,697	*	%
James J. Ferguson (9)	439,601	*	%
Keith A. Kucinski (10)	570,034	*	%
Hui Liu (11)	-	*	%
Raphael Mannino (12)	2,231,444	1.1%
Theresa Matkovits (13)	590,637	*	%
Directors and Executive Officers as a group (12 persons) (14)	17,087,659	8.0%

* Less than 1%

(1) Based solely on information contained in a Schedule 13G/A filed on February 16, 2021. Shared voting and dispositive power of the shares is held by Boxer Capital, LLC, Boxer Asset Management Inc. and Joe Lewis. The address for each reporting person is 11682 El Camino Real, Suite 320, San Diego, CA 92130.

(2) Includes (i) 15 convertible preferred shares if converted to 30,000 common shares, and (ii) 2,705,243shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 2,657,257 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(3) Includes (i) 100 convertible preferred shares if converted to 200,000 common shares, and (ii) 1,098,727 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 51,085 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(4) Includes (i) 12 convertible preferred shares if converted to 24,000 common shares, and (ii) 835,394 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 51,085 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(5) Includes 63,982 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 223,935 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(6) Includes 444,666 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 63,584 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(7) Includes (i) 12 convertible preferred shares if converted to 24,000 common shares, and (ii) 897,894 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 51,085 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(8) Includes (i) 6 convertible preferred shares if converted to 12,000 common shares, and (ii) 660,394 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 76,085 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(9) Includes 439,601 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 985,399 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(10) Includes 475,534 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 899,466 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(11) Does not include 600,000 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(12) Includes (i) 10 convertible preferred shares if converted to 20,000 common shares, and (ii) 781,879 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 353,121 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(13) Includes 590,637 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 14, 2021. Does not include 884,363 shares of common stock underlying options that are not exercisable within sixty days of March 14, 2021.

(14) See notes (2) through (13).

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2020.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders(1)	22,550,715	$1.26	3,020,284
Equity compensation plans not approved by stockholders	—	—	—
Total	22,550,715	$1.26	3,020,284

(1)	The amounts shown in this row include securities under the Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

(2)	In accordance with the “evergreen” provision in our 2013 Plan, an additional 8,004,537 shares were automatically made available for issuance on the first trading day of 2021, which represents 4% of the number of shares outstanding on December 31, 2020; these shares are excluded from this calculation.

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, there has been no transaction or series of similar transactions, since January 1, 2020, to which we were a party or will be a party, in which:

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

Director Independence

Based on information requested from and provided by each of our directors, our board of directors has determined that Messrs. Herbert Conrad, Eric Ende, Patrick LePore, James Scibetta, Matthew Wikler and Ms. Natasha Giordano are “independent directors” as such term is defined in the rules of The NYSE American’s corporate governance requirements and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Item 14.	Principal Accounting Fees And Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2020 and 2019, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Years Ended December 31,
	2020	2019
	(in thousands)
Audit Fees	$297	$370
Tax Fees	-	-
Total Fees	$297	$370

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

Part IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission).
3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 19, 2018 with the Securities and Exchange Commission).
4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 31, 2017 with the Securities and Exchange Commission).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
4.3	Form of 2015 Investor Warrant. (incorporated by reference to Exhibit 4.4 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015).
4.4	Form of 2015 Placement Agent Warrant. (incorporated by reference to Exhibit 4.5 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015).
4.5	Form of 2016 Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016).
4.6	Description of Securities*
10.1	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.6	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
10.7	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015). +
10.9	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
10.10	Therapeutic Development Award Agreement, dated November 19, 2020, between Matinas BioPharma Holdings, Inc. and the Cystic Fibrosis Foundation.*
10.11	At-The-Market Sales Agreement, dated July 2, 2020, between Matinas BioPharma Holdings, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).
21.1	Subsidiaries Index*
23.1	Consent of EisnerAmper LLP*
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certifications**
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2020 and 2019; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019; and (v) Notes to Consolidated Financial Statements.*

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 29, 2021.

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

Person	Capacity	Date

/s/ Jerome D. Jabbour	Chief Executive Officer and Director	March 29, 2021
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Keith A. Kucinski	Chief Financial Officer	March 29, 2021
Keith A. Kucinski	(Principal Financial and Accounting Officer)

/s/ Herbert Conrad	Chairman of the Board	March 29, 2021
Herbert Conrad

/s/ Patrick G. LePore	Vice Chairman of the Board	March 29, 2021
Patrick G. Lepore

/s/ Eric Ende	Director	March 29, 2021
Eric Ende

/s/ Matthew A. Wikler	Director	March 29, 2010
Matthew A. Wikler

/s/ James S. Scibetta	Director	March 29, 2021
James S. Scibetta

/s/ Natasha Giordano	Director	March 29, 2021
Natacha Giordano

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matinas BioPharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for research and development expenses

As disclosed in the consolidated statements of operations, for the year ended December 31, 2020, the Company incurred significant research and development (“R&D”) expenses, which amounted to approximately $14.4 million. At December 31, 2020, the Company had accrued $1.4 million for R&D expenses on the consolidated balance sheet. A large amount of the Company’s R&D expenses are service fees paid to contract research organizations (“CROs). The R&D activities with these CROs are documented in contractual agreements and are typically performed over an extended period, and there may be several milestones of the services in one agreement. Therefore, the allocation of the service expenses based on the progress of the R&D projects and the milestones completed for the appropriate financial reporting period involved judgement and estimation.

We identified management’s estimate of accruals for R&D expenses as a critical audit matter due to the significance of these expenses to the financial statements and the subjectivity involved in estimating the progress of the R&D projects and service fees accrued for the completion of milestones by the CROs. As a result, auditor judgement and additional testing were required to perform procedures and evaluate audit evidence related to the accruals for R&D expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the accruals for R&D expenses included the following, among others, (i) we obtained an understanding of management’s process and evaluated the design of controls related to the accrual process for R&D expenses; (ii) we read selected research agreements to evaluate whether the progress and the completion of milestones reported by the representatives of the CROs and the corresponding service fees are based on the respective contractual terms, (iii) we sent confirmations to CROs, on a sample basis, to confirm the amount of the total R&D service fees incurred for the year and the amounts of outstanding payables under the terms of the contracts, and (iv) we selected projects from the open contract list at year end and made inquiries of the Company research personnel regarding the project status, and we also inspected invoices received subsequent to year-end and additional documents and correspondence with the CROs, supporting management’s estimate of R&D expenditures.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2011.

EISNERAMPER LLP

Iselin, New Jersey

March 29, 2021

Matinas BioPharma Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS:

Current assets:
Cash and cash equivalents	$12,432,481	$22,170,438
Marketable securities	46,246,573	5,604,634
Restricted cash	136,000	250,000
Prepaid expenses and other current assets	2,739,791	1,897,784
Total current assets	61,554,845	29,922,856

Non-current assets:
Leasehold improvements and equipment - net	1,523,950	1,749,259
Operating lease right-of-use assets - net	3,276,639	3,761,207
Finance lease right-of-use assets - net	58,007	116,968
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposits	200,000	336,000
Total non-current assets	9,412,461	10,317,299
Total assets	$70,967,306	$40,240,155

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$349,941	$679,310
Accrued expenses and other liabilities	2,795,329	1,939,510
Operating lease liabilities - current	391,498	423,741
Financing lease liabilities - current	30,853	54,673
Total current liabilities	3,567,621	3,097,234

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,304,063	3,695,561
Financing lease liabilities - net of current portion	23,660	54,513
Total non-current liabilities	3,668,988	4,091,339
Total liabilities	7,236,609	7,188,573

Stockholders’ equity:
Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of December 31, 2020 and 2019, respectively; 4,361 and 4,577 shares issued and outstanding as of December 31, 2020 and 2019, respectively; (liquidation preference - $4,361,000 at December 31, 2020)	3,797,705	3,985,805
Common stock par value $0.0001 per share, 500,000,000 shares authorized at December 31, 2020 and 2019, respectively; 200,113,431 and 163,156,984 issued and outstanding as of December 31, 2020 and 2019, respectively	20,010	16,315
Additional paid-in capital	167,192,003	113,427,897
Accumulated deficit	(107,507,193)	(84,377,555)
Accumulated other comprehensive income/(loss)	228,172	(880)
Total stockholders’ equity	63,730,697	33,051,582
Total liabilities and stockholders’ equity	$70,967,306	$40,240,155

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31,
	2020	2019
Revenue:
Contract research revenue	$158,333	$89,812
Costs and Expenses:
Research and development	14,358,918	11,234,548
General and administrative	10,005,967	7,776,300

Total costs and expenses	24,364,885	19,010,848

Loss from operations	(24,206,552)	(18,921,036)
Sale of New Jersey net operating loss	1,073,289	1,007,082
Other income, net	686,425	541,303

Net loss	$(22,446,838)	$(17,372,651)

Preferred stock series A accumulated dividends	-	(338,613)
Preferred stock series B accumulated dividends	(793,442)	(585,547)
Net loss attributable to common shareholders	$(23,240,280)	$(18,296,811)
Net loss attributable to common shareholders per share - basic and diluted	$(0.12)	$(0.13)
Weighted average common shares outstanding:
Basic and diluted	196,894,628	145,195,196
Other comprehensive income/(loss), net of tax
Net unrealized gain/(loss) on securities available-for-sale	237,537	(880)
Reclassification of realized gain on securities available-for-sale to net loss	(8,485)	-
Other comprehensive income/(loss), net of tax	229,052	(880)
Comprehensive loss attributable to shareholders	$(22,217,786)	$(17,373,531)

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Redeemable Convertible Preferred Stock A		Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)		Equity

Balance, December 31, 2018	1,467,858	$5,583,686	4,819	$4,196,547	113,287,670	$11,329	$72,294,921	$(65,944,759)	$-		$16,141,724
Stock-based compensation	-	-	-	-	-	-	2,625,197	-	-		2,625,197
Issuance of common stock as compensation for services	-	-	-	-	441,005	44	360,462	-	-		360,506
Issuance of common stock in exchange for preferred shares A	(1,467,858)	(5,583,686)	-	-	14,678,580	1,468	5,582,218	-	-		-
Issuance of common stock in exchange for preferred shares B	-	-	(242)	(210,742)	484,000	48	210,694	-	-		-
Issuance of common stock in public offering, net of stock issuance costs ($2,315,878)	-	-	-	-	29,471,986	2,947	30,100,359	-	-		30,103,306
Issuance of common stock in exchange for Options	-	-	-	-	72,500	7	30,168	-	-		30,175
Issuance of common stock in exchange for Warrants	-	-	-	-	252,383	25	(10,105)	-	-		(10,080)
Stock dividends	-	-	-	-	4,468,860	447	2,233,983	(1,060,145)	-		1,174,285
Other comprehensive loss	-	-	-	-	-	-	-		(880)		(880)
Net loss	-	-	-	-	-	-	-	(17,372,651)	-		(17,372,651)
Balance, December 31, 2019	-	$-	4,577	$3,985,805	163,156,984	$16,315	$113,427,897	$(84,377,555)	$(880)		$33,051,582

Stock-based compensation	-	-	-	-	-	-	4,184,141	-	-		4,184,141
Issuance of common stock as compensation for services	-	-	-	-	379,385	38	390,604	-	-		390,642
Issuance of common stock in exchange for preferred shares B	-	-	(216)	(188,100)	432,000	43	188,057	-	-		-
Issuance of common stock in public offering, net of stock issuance costs ($3,298,790)	-	-	-	-	32,260,000	3,226	46,700,984	-	-		46,704,210
Issuance of common stock in exchange for Options	-	-	-	-	782,073	79	820,248	-	-		820,327
Issuance of common stock in exchange for Warrants	-	-	-	-	1,737,389	172	797,409	-	-		797,581
Stock dividends	-	-	-	-	1,365,600	137	682,663	(682,800)	-		-
Other comprehensive income	-	-	-	-	-	-	-	-	229,052		229,052
Net loss	-	-	-	-	-	-	-	(22,446,838)		-	(22,446,838)
Balance, December 31, 2020	-	$-	4,361	$3,797,705	200,113,431	$20,010	$167,192,003	$(107,507,193)	$228,172		$63,730,697

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,446,838)	$(17,372,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231,058	205,964
Stock-based compensation expense	4,564,787	2,985,278
Loss on disposal of equipment	-	6,417
Amortization of operating lease right-of-use assets	484,568	452,054
Amortization of finance lease right-of-use assets	58,961	122,798
Amortization of bond discount	239,831	140
Realized gain on sale of marketable securities	8,485	-
Changes in operating assets and liabilities:
Operating lease liabilities	(423,741)	(359,570)
Prepaid expenses and other current assets	(611,397)	(1,358,713)
Accounts payable	(329,369)	383,657
Accrued expenses and other liabilities	855,819	842,560
Net cash used in operating activities	(17,367,836)	(14,092,066)

Cash flows from investing activities:
Purchases of marketable securities	(72,106,359)	(5,605,654)
Proceeds from sales of marketable securities	31,445,156	-
Purchases of leasehold improvements and equipment	(5,749)	(405,604)
Net cash used in investing activities	(40,666,952)	(6,011,258)

Cash flows from financing activities:
Net proceeds from public offering of common stock	46,704,210	30,103,306
Proceeds from exercise of warrants	797,581	-
Proceeds from exercise of options	599,713	30,175
Payments of capital lease liability - principal	(54,673)	(81,715)
Payments of note payable	-	(199,842)
Net cash provided by financing activities	48,046,831	29,851,924

Net (decrease)/increase in cash, cash equivalents and restricted cash	(9,987,957)	9,748,600
Cash, cash equivalents and restricted cash at beginning of period	22,756,438	13,007,838

Cash, cash equivalents and restricted cash at end of period	$12,768,481	$22,756,438

Supplemental non-cash financing and investing activities:
Unrealized gain (loss) on marketable securities	$229,052	$(880)
Cashless exercise of warrants	$-	$10,080
Stock dividends issued	$682,800	$2,234,429
Non-Cash prepaid from exercise of options	$220,614	$-
Preferred stock conversion into common stock - series B	$188,100	$210,742
Unearned restricted stock grants	$68,521	$58,525
Stock dividends accrual	$-	$1,174,285
Right-of-use assets obtained in exchange for liabilities	$-	$4,453,028
Preferred stock conversion into common stock - series A	$-	$5,583,686

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2020, the Company had an accumulated deficit of approximately $107.5 million. The Company’s net loss for the years ended December 31, 2020 and 2019 were approximately $22.4 million and $17.4 million, respectively.

The Company has been engaged in developing LYPDISO (formerly MAT-9001), its lead product candidate, as well as its lipid nanocrystal (“LNC”) platform delivery technology and a pipeline of associated product candidates since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from product sales and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

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

To continue to fund operations, on March 19, 2019, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of $30.0 million and net proceeds of approximately $27.8 million. On March 28, 2019, additional shares were sold pursuant to an over-allotment option granted to the underwriters of the public offering, resulting in additional net proceeds to the Company of approximately $2.3 million. In addition, on January 14, 2020, the Company completed an underwritten public offering of common stock, generating gross cash proceeds of approximately $50.0 million and net proceeds of approximately $46.7 million. (See Note 12 – Stockholders’ Equity).

As of December 31, 2020, the Company had cash and cash equivalents of approximately $12.4 million, marketable securities of approximately $46.2 million and restricted cash of approximately $0.3 million. During January 2021, the Company sold 3,023,147 shares of common stock under its At-The-Market Sales Agreement with BTIG, LLC, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million. The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations into 2024.

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economics, and financial markets globally, potentially leading to an economic downturn.

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. The financial results for the year ended December 31, 2020 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of the COVID-19 pandemic on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include, but are not limited to, the assessment of the impairment of goodwill and intangible assets, level 3 fair value measurement of financial instruments, income tax valuations, the determination of stock-based compensation, contingent consideration and research and development expenses.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash and cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable securities. Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and short-term U.S. treasury bonds that mature within three months of settlement date. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. Restricted cash represents funds the Company is required to set aside to cover building operating leases and other purposes. For a complete disclosure of the Company’s cash, cash equivalents and restricted cash, see Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Securities.

Marketable Securities

Marketable securities, all of which are available-for-sale, consist of U.S. treasury bonds and corporate debt securities. Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income/(loss), except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in other income, net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other income, net. For a complete disclosure of the Company’s marketable securities, see Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Securities.

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

A reporting unit is an operating segment, or one level below an operating segment. Historically, we conducted our business in a single operating segment and reporting unit. For the years ended December 31, 2020 and 2019, the Company assessed goodwill impairment by performing a qualitative test for its reporting unit. As part of the qualitative review, the Company considered its cash position and its ability to obtain additional financing in the near term to meet its operational and strategic goals and substantiate the value of its business. Based on the results of the Company’s assessment, it was determined that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount. There were no impairments of goodwill during the years ended December 31, 2020 and 2019. If a nonrecurring fair value measurement for a goodwill impairment was required, sufficient information will be provided to permit reconciliation of the fair value of the asset categorized within the fair value hierarchy as level 3 to the amounts presented in the statement of financial position.

Indefinite lived intangible assets are composed of in-process research and development (“IPR&D”) and represent projects acquired in a business combination that have not reached technological feasibility or that lack regulatory approval at the time of acquisition. These IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative approach for testing indefinite-lived intangible assets for impairment. The Company used the qualitative approach and concluded that it was more-likely-than-not that its indefinite-lived assets were not impaired during the years ended December 31, 2020 and 2019.

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

The Company adopted the provisions of Accounting Standard Codification 740-10 and has analyzed its filing positions in 2020 and 2019 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2020.

Since the Company incurred net operating losses in every tax year since inception, the 2014 through 2019 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

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

During the years ended December 31, 2020 and 2019, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion of preferred stock, would have an anti-dilutive effect. The reconciliation of the diluted shares as of December 31, 2020 and 2019 are as follows (in thousands):

	As of December 31,
	2020	2019
Stock options	22,551	17,529
Preferred Stock and accrued dividend upon conversion	8,722	9,154
Warrants	1,328	5,397
Total	32,601	32,080

Revenue recognition

Pursuant to Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be intitled in exchange for those goods or services. To achieve this core principle, Topic 606 outlines a five-step process for recognizing revenue from customer contracts that includes i) identification of the contract with a customer, ii) identification of the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the separate performance obligations in the contract, and v) recognizing revenue associated with performance obligations as they are satisfied.

At contract inception, the Company assesses the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

For the years ended December 31, 2020 and 2019, the Company’s revenues primarily consist of a research grant to provide research and development services to the Cystic Fibrosis Foundation (“CFF”). The grant contract has a single performance obligation that is recognized over time as the services are performed. There are no contract assets or liabilities associated with this grant. As certain contract performance obligations in this contract were completed, it was the Company’s only contract with revenue from a customer for 2019 and disaggregation of revenue is not required. The Company had approximately $125.0 thousand and $89.8 thousand of CFF research grant revenue for the years ended December 31, 2020 and 2019, respectively.

On December 12, 2019, the Company entered into a feasibility study agreement (the “Agreement”) with Genentech, Inc. (“Genentech”). This feasibility study will involve the development of oral formulations using the Company’s LNC platform delivery technology, which enables the development of a wide range of difficult-to-deliver molecules. Under the terms of the Agreement, Genentech paid the Company a total of $100.0 thousand for three molecules, or approximately $33.3 thousand per molecule, which will be recognized upon the Company fulfilling its obligations for each molecule under the Agreement. The Agreement has a single performance obligation that is recognized over time as the services are performed. There are no contract assets or liabilities associated with this Agreement. As certain Agreement performance obligations in this agreement were completed, disaggregation of revenue is not required. As of December 31, 2020, the Company completed the first of three molecules and the Company recognized approximately $33.3 thousand of revenue for the year ended December 31, 2020. The Company is scheduled to complete the remaining two molecules during 2021.

Collaboration Agreements

The Company assess whether its collaboration agreements are subject to ASC Topic 808, Collaborative Arrangements (Topic 808) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808, the Company will apply by analogy the unit of account guidance under Topic 606 to identify distinct performance obligations, and then determine whether a customer relationship exists for each distinct performance obligation. If the Company determines a performance obligation within the arrangement is with a customer, the Company applies the guidance in Topic 606. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of Topic 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

The terms of such arrangements typically include payments to the Company for one or more of the following: up-front fees; development and regulatory payments; product supply services; research and development cost reimbursements; profit-sharing arrangements; and royalties on certain products if they are successfully commercialized. As part of the accounting for these arrangements, the Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenues, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Up-front License Fees: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company would recognize revenues from nonrefundable up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license, which generally would occur at or near the inception of the contract. For licenses that are bundled with other promises, the Company would utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenues from nonrefundable up-front fees. The Company will evaluate the measure of progress at the end of each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Research and Development Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company will evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which the Company will recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achieving such development and regulatory milestones and any related variable consideration constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

Research and Development Cost Reimbursements: The Company’s collaboration arrangements may include promises of future clinical development and drug safety services, as well as participation on certain joint committees. When such services are provided to a customer or partner, and they are distinct from the licenses provided to the Company’s collaboration partners, these promises are accounted for as a separate performance obligation which the Company estimates using internal development costs incurred and projections through the term of the arrangements. The Company records revenues for these services as the performance obligations are satisfied over time based on measure of progress. However, if the Company concludes that its collaboration partner is not a customer for those collaborative research and development activities, it presents such payments as a reduction of research and development expenses.

Research and Development Arrangement: Under the terms of our research and development agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFF Agreement”), the Company did not account for this arrangement in accordance with Topic 606. However, the Company has determined that it is a partner under a collaboration agreement as it shares in the risks and rewards that would be received if the product is successful and commercialized. Therefore the funds received under the terms of this agreement will be recorded as reimbursements of research and development costs and reduce the research and development expenses in the Company’s Statements of Operations and Comprehensive Income/(Loss). The Company records the reimbursements for certain materials and other research and development costs associated with the agreement when it is probable that a significant reversal in the amount of cumulative costs have been recognized. As of December 31, 2020, the Company recognized approximately $73.4 thousand of reimbursed research and development costs associated with the CFF Agreement. For a complete disclosure of the CFF Agreement, see Note 9 – Collaboration Agreements, License and other Research and Development Agreements.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. Certain of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and adjust if necessary. The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

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

Other comprehensive income/(loss)

Other comprehensive income/(loss) consists of net gains/(losses) and unrealized losses on marketable securities available-for-sale and is presented in the Consolidated Statements of Operations.

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The standard represents a significant change to the impairment model for most financial assets that are measured at amortized costs and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss (“CECL”) and provides targeted improvements on evaluating impairment and recording credit losses on available-for-sale debt securities through an allowance account. The guidance is effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption did not have a material impact on our consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-18, “Collaboration Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”, to clarify when ASC 606 should be used for collaborative arrangements when the counterparty is a customer. The Guidance precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from the contracts with the customers if the counterparty is not a customer for that transaction. The guidance is effective for public entities in fiscal years beginning after December 15, 2019, and interim period therein. The adoption did not have a material impact on our consolidated financial statements in 2020, see Note 9 – Collaboration Agreements, License and other Research and Development Agreements.

Recent accounting pronouncements not yet adopted

In December 2019, the FASB Issued ASU 2019-12, “Income Taxes, (Topic 740): Simplifying the Accounting for Income Taxes”. This standard removes certain exceptions to the general principles and improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash and cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable securities. Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and short-term U.S. treasury bonds that mature within three months of settlement date.

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. Restricted cash represents funds the Company is required to set aside to cover building operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2020, December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$12,432	$22,170	$12,447
Restricted cash included in current/long term assets	336	586	561
Cash, cash equivalents and restricted cash in the statements of cash flows	$12,768	$22,756	$13,008

Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. The Company’s investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized gains and losses are classified as other comprehensive income (loss) and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the years ended December 31, 2020 and 2019, the Company recorded unrealized gains/(losses) of approximately $237.5 thousand and $0.9 thousand, respectively, and reclassed approximately $8.5 thousand to net loss from operations from the sale of certain securities during 2020. As of December 31, 2020 and 2019, the Company had net accumulated unrealized gains of approximately $228.2 thousand and net accumulated unrealized losses of approximately $0.9 thousand, respectively.

The following tables summarizes the Company’s marketable securities for the year ended December 31, 2020 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$18,293	$136	$—	$18,429
U.S. Government Notes	22,148	82	—	22,230
Corporate Debt Securities	4,303	3	—	4,306
State and Municipal Bonds	1,275	7	—	1,282
Total marketable securities	$46,019	$228	$—	$46,247

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2020 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$31,438	$31,602
Due after one year through five years	14,809	14,845
	$46,247	$46,447

The following tables summarizes the Company’s cash, cash equivalents and marketable securities for the year ended December 31, 2019 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash and cash equivalents	$22,169	$1	$—	$22,170

U.S. Treasury Bonds	$4,003	$—	$(1)	$4,002
Corporate Debt Securities	1,604	—	(1)	1,603
Total marketable securities	$5,607	$—	$(2)	$5,605

Total cash, cash equivalents and marketable securities	$27,776	$1	$(2)	$27,775

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2019 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$5,002	$5,019
Due after one year through five years	603	607
	$5,605	$5,626

The Company determined that the unrealized gains and (losses) are deemed to be temporary as of December 31, 2020. Unrealized gains and (losses) generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows for a fundamental weakness in the credit quality of the issuer or underlying assets. The Company has the ability and intent to hold these investments until maturity. The Company does not consider the investment in marketable securities to be other-than-temporarily impaired at December 31, 2020.

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

The carrying amounts of certain cash and cash equivalents, current portion of restricted cash, marketable securities, prepaid expenses and other current assets, accounts payable, current portion of lease liability and accrued expenses approximate fair value due to the short-term nature of these instruments.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

		Fair Value Hierarchy
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$18,429	$18,429	$—	$—
U.S. Government Notes	22,230	—	22,230	—
Corporate Debt Securities	4,306	—	4,306	—
State and Municipal Bonds	1,282	—	1,282	—
Total	$46,247	$18,429	$27,818	$—

		Fair Value Hierarchy
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$22,170	$22,170	$—	$—
Marketable Securities:
U.S. Treasury Bonds	4,002	4,002	—	—
Corporate Debt Securities	1,603	—	1,603	—
Total	$27,775	$26,172	$1,603	$—

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

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following for the years ended December 31, 2020 and 2019 (in thousands):

	December 30, 2020	December 31, 2019
Lab equipment	$1,443	$1,437
Leasehold improvements	878	878
Total	2,321	2,315
Less: accumulated depreciation and amortization	797	566
Leasehold improvements and equipment, net	$1,524	$1,749

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was approximately $231.1 thousand and $206.0 thousand, respectively. Due to the adoption of the new lease accounting pronouncement in January 2019 and the reclass of certain right-of-use assets upon adoption, the Company reclassed $559 thousand and $72 thousand of assets and related accumulated depreciation, respectively. In addition, in July 2019, the Company recorded an asset write-off of approximately $14 thousand, including $7 thousand of related accumulated depreciation.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities, summarized by major category, consist of the following for years ended December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Payroll and incentives	$1,094	$978
General and administrative expenses	280	441
Research and development expenses	778	421
Deferred revenue and other deferred liabilities *	643	100
Total	$2,795	$1,940

*	At December 31, 2020, approximately $576.6 thousand is the remaining balance of the CFF Agreement’s deferred liability and approximately $66.6 thousand is deferred revenue related to the Genentech feasibility study agreement. The $100.0 thousand of deferred revenue at December 31, 2019 is the upfront payment for the Genentech feasibility study agreement.

Note 8 – Leases

The Company has various lease agreements with terms up to 10 years, including leases of office space, a laboratory and manufacturing facility, and various equipment. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

Operating lease obligations

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June, 2014 at a monthly rent of approximately $13,000, increasing to approximately $14,000 per month toward the end of the term, which is May 2021. The Company was obligated to provide an initial security deposit of $300,000 to obtain the office lease space. As of December 31, 2020, the total deposit had been returned to the Company.

On September 23, 2020, the Company entered into an amendment to the Bedminster lease. Pursuant to the amendment, the Company will lease an additional 3,034 rentable square feet (“Expansion Premises”). The amendment becomes effective upon the date on which the landlord delivers to the Company the Expansion Premises, which is expected to occur in the second quarter of 2021, and extends the term of the lease for seven years from such date. There is no renewal option, no security deposit, no residual value or significant restrictions or covenants other than those customary in such arrangements. Except as expressly provided, all other terms, covenants, conditions and agreements as set forth in the lease will remain unchanged and in full force and effect. The total lease commitment over the seven-year extension period is approximately $1.8 million.

On December 15, 2016, the Company entered into a 10-year, 3-month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. The lease began August 2017. The monthly rent will start at approximately $43,000 increasing to approximately $64,000 in the final year. To obtain the laboratory and facility site, the Company was obligated to provide an initial security deposit of $586,000. This deposit was subsequently reduced to $286,000. It can be further reduced by $86,000 on the next anniversary of the rent commencement date, after which it will remain at $200,000 for the balance of the lease term.

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

The Company incurred lease expense for its operating leases of approximately $813.7 thousand for the years ended December 31, 2020 and 2019. The Company incurred amortization expense on its operating lease right-of-use assets of approximately $484.6 thousand and $452.1 thousand for the years ended December 31, 2020 and 2019, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of approximately $6.7 thousand and $11.7 thousand for the years ended December 31, 2020 and 2019, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $59.0 thousand and $122.8 thousand for the years ended December 31, 2020 and 2019, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases, excluding the Expansion Premises of the amended Bedminster lease which the Company has not taken control of as of December 31, 2020, and finance leases as of December 31, 2020 (in thousands):

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2021	$685	$34
2022	645	19
2023	677	2
2024	710	-
2025	745	-
Thereafter	1,458	-
Total undiscounted operating lease payments	$4,920	$55
Less: Imputed interest	1,224	-
Present value of operating lease liabilities	$3,696	$55

Weighted average remaining lease term in years	6.7	1.7
Weighted average discount rate	8.4%	8.1%

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of December 31, 2019 (in thousands):

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2020	$753	$60
2021	685	34
2022	645	19
2023	677	2
2024	710	-
Thereafter	2,203	-
Total undiscounted operating lease payments	$5,673	$115
Less: Imputed interest	1,554	6
Present value of operating lease liabilities	$4,119	$109

Weighted average remaining lease term in years	7.5	2.2
Weighted average discount rate	8.4%	7.8%

Note 9 - Collaboration Agreements, License and Other Research and Development Agreements

Cystic Fibrosis Foundation Therapeutics Development Award

On November 19, 2020, the Company entered into an award agreement (the “Agreement”) with Cystic Fibrosis Foundation (“CFF”), pursuant to which it received a Therapeutics Development Award of up to $4.2 million (the “Award”) (of which $484,249 had been previously received) to support the preclinical development (the “Development Program”) of the Company’s MAT2501 product candidate (the “Product”), a lipid nanocrystal oral formulation of the broad-spectrum aminoglycoside amikacin, for the treatment of pulmonary non-tubercular mycobacteria infections and other pulmonary diseases (the “Field”).

The first payment under the Agreement, in the amount of $650.0 thousand, became due upon execution of the Agreement. The Company invoiced the CFF in November 2020 and payment was subsequently received in February 2021. At December 31, 2020, the related receivable of $650.0 thousand is included in prepaid expenses and other current assets and the related deferred liability balance of $576.6 thousand is included in accrued expense and other current liabilities. The remainder of the Award will be paid to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Development Program, as set forth in the Agreement.

If the Company ceases to use commercially reasonable efforts directed to the development of MAT2501 in the Field, (an “Interruption”) and fails to resume the development of the Product after receiving from CFF notice of an Interruption, then the Company must either repay the amount of the Award actually received by the Company, or grant to CFF (1) an exclusive (even as to the Company), worldwide, perpetual, sublicensable license under technology developed under the Agreement that covers the Product for use in treating infections in CF patients (the “CF Field”), and (2) a non-exclusive, worldwide license under certain background intellectual property covering the Product, to the extent necessary to commercialize the Product in the CF Field.

Pursuant to the terms of the Agreement, the Company is obligated to make royalty payments to CFF contingent upon commercialization of the Product in the Field up to a maximum of five (5) times the Award or approximately $21.2 million (the “Royalty Cap”), payable in three equal annual installments following the first commercial sale of the Product, the first of which is due within 90 days following the first commercial sale of the Product. The Company may also be obligated to make a payment to CFF if the Company transfers, sells or licenses the Product in the CF Field, or if the Company enters into a change of control transaction which will be applied against the Royalty Cap. In addition, the Company is also obligated to make up the two royalty payments of CFF of the approximately $4.2 million each, due in the calendar years in which specific net sales milestones are achieved.

The term of the Agreement commenced on November 19, 2020 and expires on the earlier of the date on which the Company has paid CFF all of the fixed royalty payments set forth therein, the effective date of any license granted to CFF following an Interruption, or upon earlier termination of the Agreement. Either CFF or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain development milestones. The Company’s payment obligations survive the termination of the Agreement.

The Company concluded that the CFF award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the Development Program’s expenses are incurred. During the year ended December 31, 2020, the Company recognized $73.4 thousand, as credits to research and development expenses related to the CFF award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into a feasibility study agreement (the “Agreement”) with Genentech, Inc. (“Genentech”). This feasibility study agreement will involve the development of oral formulations using the Company’s LNC platform delivery technology, which enables the development of a wide range of difficult-to-deliver molecules. Under the terms of the Agreement, Genentech shall pay to the Company a total of $100.0 thousand for three molecules, or approximately $33.3 thousand per molecule, which will be recognized upon the Company fulfilling its obligations for each molecule under the Agreement. On December 13, 2019, per Genentech’s request, the Company billed Genentech for the total $100 thousand and recorded the upfront consideration as deferred revenue, which is recorded in accrued expenses on the consolidated balance sheets, and will recognize it over the term of the contract performance obligation period. As of December 31, 2020, the Company completed the first of three molecules and the Company recognized approximately $33.3 thousand of Genentech revenue for the year ended December 31, 2020. The Company did not complete any contract performance obligations during 2019.

Other Research and development agreements

The Company has financial obligations resulting from Cooperative Research and Development Agreements (“CRADAs”) entered into with the with the National Institute of Allergy and Infectious Diseases (“NIH”) as follows:

●	On February 19, 2016, the Company agreed to provide funds in the amount of $200,000 per year under a CRADA to support NIH investigators in the conduct of clinical research to investigate the safety, efficacy, and pharmacokinetics of LNC platform drug products in patients with fungal, bacterial, or viral infections. The initial term of the CRADA was three years. On April 16, 2019, the Company renewed the CRADA for an additional three years with an annual funding commitment of $200,000.

●	On April 2, 2019, the Company agreed to provide funds in the amount of $157,405 per year under a CRADA to support NIH investigators in the conduct of clinical research to investigate the safety, efficacy, and pharmacokinetics of LNC platform drug products in patients with fungal, bacterial, or viral infections. The term of the CRADA is three years.

License agreement

Through the acquisition of Aquarius, the Company acquired a license from Rutgers University, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) for the LNC platform delivery technology. The Amended and Restated Exclusive License Agreement provides for, among other things, the payment of (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of initially $10,000, increasing to the current fee amount of $50,000 over the term of the license agreement.

Note 10 – Commitments

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

Acquisition of Aquarius Biotechnologies, Inc. (now known as Matinas BioPharma Nanotechnologies, Inc.)

Pursuant to the terms of the merger agreement with Aquarius Biotechnologies, Inc., the Company may be required to issue up to an additional 3,000,000 shares of our common stock upon the achievement of certain milestones. The milestone consideration consists of (i) 1,500,000 shares issuable upon the dosing of the first patient in a phase III trial sponsored by us for a product utilizing Aquarius’ proprietary LNC platform delivery technology and (ii) 1,500,000 shares issuable upon FDA approval of the first NDA submitted by us for a product utilizing Aquarius’ proprietary LNC platform delivery technology. The Company concluded that the contingent share issuance represented equity settled contingent consideration and have recorded the amounts to equity since inception. None of these milestones have been reached, and accordingly, as of December 31, 2020 no additional shares have been issued.

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

Note 11 – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2020 and 2019, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

The components of the income tax provision are as follows (in thousands):

Year Ended December 31,
	2020	2019
Current expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total current expense (benefit):	$-	$-

Deferred expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred expense (benefit):	$-	$-

Total income tax expense (benefit):	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Income at US Statutory Rate	21.00%	21.00%
State Taxes, net of Federal benefit	2.95%	3.82%
Permanent Differences	-1.28%	-0.88%
Tax Credits	0.75%	1.06%
Valuation Allowance	-24.53%	-29.92%
Discrete items	1.11%	4.92%
	0.00%	0.00%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses.

Significant components of the Company’s deferred tax assets (liabilities) for 2020 and 2019 consist of the following (in thousands):

	Year Ended December 31,
	2020	2019
Share-based Compensation	$3,220	$2,611
Depreciation and Amortization	(119)	(219)
Accrued Liability	307	275
Net Operating Loss Carry-forwards	19,927	15,587
R&D Credit Carryforwards	2,264	1,881
Other	(10)	(27)
IPR&D	(848)	(848)
ROU Asset	(921)	(1,057)
ROU Liability	1,045	1,158
Total Deferred tax assets	$24,865	$19,361
Valuation allowance	(25,206)	(19,702)
Net deferred tax asset (liability)	$(341)	$(341)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s income tax provision.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryforward losses to years in which the Company has taxable income. Due to the Company’s history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowance was approximately $25.2 million and approximately $19.7 million as of December 31, 2020 and 2019, respectively, representing an increase of approximately $5.5 million.

As of December 31, 2020, the Company had Federal net operating loss carryforwards of approximately $38.1 million which will begin to expire in 2032. In addition, the Company has federal net operating loss carryforwards of approximately $45.0 million which have an indefinite carryforward period. The Company also had federal and state research and development tax credit carryforwards of approximately $2.3 million. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2033, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

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

The Company recognized approximately $1.1 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively, in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program. In addition, the Tax Cuts and Jobs Act, signed into law on December 22, 2017 imposes significant additional limitations on the deductibility of interest and limits net operating loss (NOL) deductions to 80% of net taxable income for losses arising in taxable years beginning after December 31, 2017. This NOL limitation has currently been suspended for years 2018 through 2020 as a result of the CARES Act.

Note 12 – Stockholders’ Equity

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. As of December 31, 2020, the Company did not sell any shares of its common stock under the ATM Sales Agreement. During January 2021, BTIG sold 3,023,147 shares of the Company’s common stock generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million, after deducting BTIG’s commission on gross proceeds.

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

As of December 31, 2020 and 2019, there were 4,361 shares 4,577 shares, respectively, of Series B Preferred Stock outstanding.

Conversion:

Optional Conversion. Subject to the Beneficial Ownership Limitation (defined below), each share of Series B Preferred Stock will be convertible into shares of the Company’s common stock at any time at the option of the holder at an initial conversion price of $0.50 per share subject to adjustment for reverse splits, stock combinations and similar changes as provided in the Certificate of Designation. Based on the current conversion price and number of shares outstanding, the Series B Preferred Stock is convertible into 8,722,000 shares of common stock. Dividends will not accrue and will not be paid following optional conversion. During the years ended December 31, 2020 and 2019, 216 shares and 242 shares, respectively, of Series B preferred stock were converted into shares of common stock.

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

Liquidity Value and Dividends:

Dividends. Subject to the Beneficial Ownership Limitation described above, holders of the Series B Preferred Stock are entitled to receive dividends payable in the Company’s common stock as follows: (i) a number of shares of common stock equal to 10% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on the 12 month anniversary of the COD Effective Date, (ii) a number of shares of common stock equal to 15% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on the 24-month anniversary of the COD Effective Date and (iii) a number of shares of common stock equal to 20% of the shares of common stock underlying the Series B Preferred Stock then held by such holder on the 36-month anniversary of the COD Effective Date. In the event a purchaser in this offering no longer holds Series B Preferred Stock as of the 12-month anniversary, the 24-month anniversary or the 36-month anniversary, such purchaser will not be entitled to receive any dividends on such anniversary date. Based on an accounting of the holders of record of Series B Preferred Stock on June 19, 2019 and 2020, the Company paid the 12-month anniversary dividend payments of 10% and 15%, respectively, totaling 946,000 shares and 1,365,600 shares, respectively, of common stock.

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

For the 20 million investor warrants issued in 2015, the Company may call the warrants at any time the common stock trades above $3.00 for twenty (20) consecutive days following the effectiveness of the registration statement covering the resale of the shares of common stock underlying the warrants, provided that the warrants can only be called if such registration statement is current and remains effective at the time of the call and provided further that the Company can only call the investor warrants for redemption, if it also calls all other warrants for redemption on the terms described above. The Company did not call any warrants during the periods ended December 31, 2019 and 2020.

The placement agent warrants do not have a redemption feature. They may be exercised on a cashless basis at the holder’s option.

The investor warrants and placement agent warrants are classified as equity instruments.

As of December 31, 2020, the Company had outstanding warrants to purchase an aggregate of 1,327,810 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. A summary of warrants outstanding as of December 31, 2020 and 2019 is presented below, all of which are fully vested (in thousands):

	Shares
Outstanding at December 31, 2018	5,799
Issued	-
Exercised	(402)
Tendered	-
Expired	-
Outstanding at December 31, 2019	5,397	*
Issued	-
Exercised	(2,576	)**
Tendered	-
Expired	(1,493)
Outstanding at December 31, 2020	1,328	***

*	Weighted average exercise price for outstanding warrants is $0.62.
**	Converted into approximately 1,737 thousand shares of common stock.
***	Weighted average exercise price for outstanding warrants is $0.55.

Note 13 – Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income/(loss) by components during the years ended December 31, 2020 and 2019 (in thousands):

	Net Unrealized (Losses)/Gains on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss)/Gain
Balance, December 31, 2018	$—	$—
Net unrealized loss on securities available-for-sale	(1)	(1)
Reclassifications to net loss	—	—
Net current period other comprehensive loss	(1)	(1)
Balance, December 31, 2019	$(1)	$(1)
Net unrealized gain on securities available-for-sale	237	237
Reclassification of realized gain on securities available-for-sale to net loss	(8)	(8)
Net current period other comprehensive income	229	229
Balance, December 31, 2020	$228	$228

All components of accumulated other comprehensive income/(loss) are net of tax.

Note 14 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three or four years. The term of the options is no longer than ten years. As of December 31, 2020, the Company had 28,947,923 shares of common stock authorized for issuance under the Plan.

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

The Company recognized stock-based compensation expense (options and restricted share grants) in its consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and Development	$1,897	$973
General and Administrative	2,668	2,012
Total	$4,565	$2,985

The following table contains information about the Company’s stock plan at December 31, 2020:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	28,948	*	25,928	**	3,020

*	Increased by 6,526 thousand on January 1, 2020, representing 4% of the total number of shares of common stock outstanding on December 31, 2019.
**	Includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from January 1, 2019 to December 31, 2020 (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2019	13,457	$1.13	6.2
Granted	4,539	$1.05
Exercised	(73)	0.42
Forfeited	(334)	$1.00
Cancelled	-	-
Expired	(60)	$2.19
Outstanding at December 31, 2019	17,529	$1.11	6.2
Granted	6,501	$1.59
Exercised *	(826)	$0.74
Forfeited	(72)	$1.11
Cancelled	-	-
Expired	(581)	$1.25
Outstanding at December 31, 2020	22,551	$1.26	6.9

*	Resulted in the issuance of approximately 782 thousand shares of common stock due to certain cashless exercises.

The following table summarizes outstanding options at December 31, 2020, by their exercise price (options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price Per Share
$0.41 - $0.69	2,682	$0.48
$0.74 - $1.12	12,326	$0.92
$1.24 - $1.61	2,788	$1.33
$2.27 - $3.32	4,755	$2.55
	22,551	$1.26

As of December 31, 2020, the number of vested shares underlying outstanding options was 13,413,955 at a weighted average exercise price of $1.15. The aggregate intrinsic value of in-the-money options outstanding as of December 31, 2020 was $8.0 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $1.36 on December 31, 2020, and the exercise price of options, multiplied by the number of options. As of December 31, 2020, there was approximately $8.8 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.6 years.

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

During the years ended December 31, 2020 and 2019, the Company granted restricted stock awards for 379,385 and 441,005 shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $291.9 thousand and $360.1 thousand in the consolidated statement of operations for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $68.5 thousand of total unrecognized compensation costs related to 100,000 non-vested restricted stock grants which are expected to be recognized over a weighted-average period of 0.8 years.

The Company recognizes compensation expense for stock option awards and restricted stock awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of awards granted subject to a vendor’s consulting agreement, whereby the award vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. Beginning January 1, 2020, stock options issued to consultants are recorded at fair value on the date of grant and the award is recognized as an expense on a straight-line basis over the requisite service period. The following weighted-average assumptions were used to calculate share-based compensation for the comparative periods presented:

	For the Year Ended December 31,
	2020	2019
Volatility	100.5% - 107.4%	106.1% - 111.3%
Risk-free interest rate	0.34% - 1.74%	1.59% - 2.65%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

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

Note 15 – Subsequent Events

During January 2021, the Company sold 3,023,147 shares of its common stock under its ATM Sales Agreement with BTIG, LLC, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million.

