Form 10-Q
period 2021-03-31
Matinas BioPharma Holdings, Inc.
filed 2021-05-10
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

908-484-8805

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

As of May 4, 2021, there were 204,283,972 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended March 31, 2021

i

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$23,382,743	$12,432,481
Marketable securities	37,283,697	46,246,573
Restricted cash – security deposits	136,000	136,000
Prepaid expenses and other current assets	2,333,225	2,739,791
Total current assets	63,135,665	61,554,845

Non-current assets:
Leasehold improvements and equipment - net	1,465,303	1,523,950
Operating lease right-of-use assets - net	3,149,744	3,276,639
Finance lease right-of-use assets - net	45,992	58,007
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposit	200,000	200,000
Total non-current assets	9,214,904	9,412,461
Total assets	$72,350,569	$70,967,306

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$421,645	$349,941
Accrued expenses	1,405,745	2,795,329
Operating lease liabilities - current	364,566	391,498
Financing lease liabilities - current	29,396	30,853
Total current liabilities	2,221,352	3,567,621

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,214,714	3,304,063
Financing lease liabilities - net of current portion	17,134	23,660
Total non-current liabilities	3,573,113	3,668,988
Total liabilities	5,794,465	7,236,609

Stockholders’ equity:
Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of March 31, 2021 and December 31, 2020; 4,218 and 4,361 shares issued and outstanding as of March 31, 2021 and December 31, 2020; (liquidation preference - $4,218,000 at March 31, 2021)	3,673,176	3,797,705

Common stock par value $0.0001 per share, 500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 204,283,972 and 200,113,431 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	20,427	20,010
Additional paid-in capital	175,189,608	167,192,003
Accumulated deficit	(112,463,513)	(107,507,193)
Accumulated other comprehensive income	136,406	228,172
Total stockholders’ equity	66,556,104	63,730,697
Total liabilities and stockholders’ equity	$72,350,569	$70,967,306

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended March 31,
	2021	2020
Revenue:
Research and development	$33,333	$-
Costs and Expenses:
Research and development	3,241,432	4,086,883
General and administrative	3,145,010	2,259,631

Total costs and expenses	6,386,442	6,346,514

Loss from operations	(6,353,109)	(6,346,514)
Sale of New Jersey net operating loss & tax credits	1,328,470	1,073,289
Other income, net	68,319	227,327

Net loss	$(4,956,320)	$(5,045,898)

Preferred stock series B accumulated dividends	(210,900)	(170,700)
Net loss attributable to common shareholders	$(5,167,220)	$(5,216,598)
Net loss attributable to common shareholders per share - basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	203,871,820	191,671,153
Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on securities available-for-sale	(91,766)	523,246
Other comprehensive (loss)/income, net of tax	(91,766)	523,246
Comprehensive loss attributable to shareholders	$(5,048,086)	$(4,522,652)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	4,361	$3,797,705	200,113,431	$20,010	$167,192,003	$(107,507,193)	$228,172	$63,730,697
Stock-based compensation	-	-	-	-	1,073,057	-	-	1,073,057
Issuance of common stock as compensation for services	-	-	7,560	1	7,937	-	-	7,938
Issuance of common stock in exchange for preferred stock	(143)	(124,529)	286,000	29	124,500	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($172,592)	-	-	3,023,147	302	5,580,169	-	-	5,580,471
Issuance of common stock in exchange for Options	-	-	852,777	85	1,211,942	-	-	1,212,027
Issuance of common stock from the exercise of Warrants	-	-	1,057	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	(91,766)	(91,766)
Net loss	-	-	-	-	-	(4,956,320)	-	(4,956,320)
Balance, March 31, 2021	4,218	$3,673,176	204,283,972	$20,427	$175,189,608	$(112,463,513)	$136,406	$66,556,104

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 31, 2019	4,577	$3,985,805	163,156,984	$16,315	$113,427,897	$(84,377,555)	$(880)	$33,051,582
Stock-based compensation	-	-	-	-	1,367,651	-	-	1,367,651
Issuance of common stock as compensation for services	-	-	226,450	23	172,232	-	-	172,255
Issuance of common stock in exchange for preferred stock	(25)	(21,771)	50,000	5	21,766	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($3,308,790)	-	-	32,260,000	3,226	46,690,984	-	-	46,694,210
Issuance of common stock in exchange for Options	-	-	56,517	6	42,494	-	-	42,500
Issuance of common stock from the exercise of Warrants	-	-	1,452,987	144	797,437	-	-	797,581
Other comprehensive income	-	-	-	-	-	-	523,246	523,246
Net loss	-	-	-	-	-	(5,045,898)	-	(5,045,898)
Balance, March 31, 2020	4,552	$3,964,034	197,202,938	$19,719	$162,520,461	$(89,423,453)	$522,366	$77,603,127

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,956,320)	$(5,045,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,647	57,622
Stock based compensation expense	1,101,214	1,447,178
Amortization of operating lease right-of-use assets	126,896	117,909
Amortization of finance lease right-of-use assets	12,014	22,922
Amortization of bond discount	54,251	-
Changes in operating assets and liabilities:
Operating lease liabilities	(116,281)	(99,214)
Prepaid expenses and other current assets	386,346	(680,642)
Accounts payable	71,704	274,016
Accrued expenses and other liabilities	(1,389,584)	(758,439)
Net cash used in operating activities	(4,651,113)	(4,664,546)

Cash flows from investing activities:
Purchase of marketable securities	(4,083,141)	(61,211,960)
Proceeds from sales of marketable securities	12,900,000	6,250,000
Purchases of leasehold improvements and equipment	-	(5,749)
Net cash provided by/(used in) investing activities	8,816,859	(54,967,709)

Cash flows from financing activities:
Net proceeds from public offering of common stock	5,580,472	46,619,210
Proceeds from exercise of warrants	-	797,581
Proceeds from exercise of options	1,212,027	42,500
Payments of capital lease liability - principal	(7,983)	(19,947)
Net cash provided by financing activities	6,784,516	47,439,344

Net increase/(decrease) in cash, cash equivalents and restricted cash	10,950,262	(12,192,911)
Cash, cash equivalents and restricted cash at beginning of period	12,768,481	22,756,438

Cash, cash equivalents and restricted cash at end of period	$23,718,743	$10,563,527

Supplemental non-cash financing and investing activities:
Unrealized (loss)/gains on securities for sale	$(91,766)	$523,246
Preferred stock conversion into common stock - Series B	$124,529	$21,771
Unearned restricted stock grants	$48,301	$151,253
Cashless exercise of warrants	$-	$165,008
Deferred financing costs included in accrued expenses and other liabilities	$-	$75,000

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2021, the Company had an accumulated deficit of approximately $112.5 million. The Company’s net loss was approximately $5.0 million for each of the three-month periods ended March 31, 2021 and 2020, respectively.

The Company has been engaged in developing LYPDISO (formerly MAT9001) as well as its lipid nanocrystal (“LNC”) platform delivery technology and a pipeline of associated product candidates, including MAT2203 and MAT2501, since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from product sales, and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

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

To continue to fund operations, during January 2021, the Company sold 3,023,147 shares of common stock under its At-The-Market Sales Agreement with BTIG, LLC, generating net proceeds of approximately $5.6 million (See Note 11 – Stockholders’ Equity).

As of March 31, 2021, the Company had cash and cash equivalents of approximately $23.4 million, marketable securities of approximately $37.3 million and restricted cash of approximately $0.3 million. The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations into 2024.

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

The Company’s significant accounting policies are described in Note 3 within the Company’s Notes to Consolidated Financial Statements included in the Company’s 2020 Form 10-K.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, and has and may continue to cause economic downturns.

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. The financial results for the three months ended March 31, 2021 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of the COVID-19 pandemic on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of March 31, 2021, December 31, 2020, March 31, 2020 and December 31, 2019:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$23,383	$12,432	$10,078	$22,170
Restricted cash included in current/long term assets	336	336	486	586
Cash, cash equivalents and restricted cash in the statement of cash flows	$23,719	$12,768	$10,564	$22,756

Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. The Company’s investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the three months ended March 31, 2021 and 2020, the Company recorded unrealized (losses)/gains of approximately ($92) thousand and $523 thousand, respectively. As of March 31, 2021 and December 31, 2020, the Company had net accumulated unrealized gains of approximately $136 thousand and approximately $228 thousand, respectively.

The following tables summarizes the Company’s marketable securities as of March 31, 2021:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$17,570	$81	$—	$17,651
U.S. Government Notes	14,234	54	(1)	14,287
Corporate Debt Securities	4,068	—	(1)	4,067
State and Municipal Bonds	1,275	4	—	1,279
Total marketable securities	$37,147	$139	$(2)	$37,284

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2021:

		Net Carrying
	Fair Value	Amount
Due within one year	$28,820	$28,967
Due after one year through five years	8,464	8,470
	$37,284	$37,437

The following tables summarizes the Company’s marketable securities for the year ended December 31, 2020 consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$18,293	$136	$—	$18,429
U.S. Government Notes	22,148	82	—	22,230
Corporate Debt Securities	4,303	3	—	4,306
State and Municipal Bonds	1,275	7	—	1,282
Total marketable securities	$46,019	$228	$—	$46,247

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2020:

	Fair Value	Net Carrying Amount
Due within one year	$31,438	$31,602
Due after one year through five years	14,809	14,845
	$46,247	$46,447

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
March 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$17,651	$17,651	$—	$—
U.S. Government Notes	14,287	—	14,287	—
Corporate Debt Securities	4,067	—	4,067	—
State and Municipal Bonds	1,279	—	1,279	—
Total	$37,284	$17,651	$19,633	$—

		Fair Value Hierarchy
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$18,429	$18,429	$—	$—
U.S. Government Notes	22,230	—	22,230	—
Corporate Debt Securities	4,306	—	4,306	—
State and Municipal Bonds	1,282	—	1,282	—
Total	$46,247	$18,429	$27,818	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable securities consisting of U.S. government notes, corporate debt securities and state and municipal bonds are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Lab equipment	$1,443	$1,443
Leasehold improvements	878	878
Total	2,321	2,321
Less: accumulated depreciation and amortization	856	797
Leasehold improvements and equipment, net	$1,465	$1,524

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was approximately $59 thousand and $58 thousand, respectively.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021	December 31, 2020
Payroll and incentives	$303	$1,094
General and administrative expenses	234	280
Research and development expenses	683	778
Deferred revenue and other deferred liabilities *	186	643
Total	$1,406	$2,795

*	At December 31, 2020, approximately $577 thousand is the remaining balance of the CFF Agreement’s deferred liability and approximately $67 thousand is deferred revenue related to the Genentech Agreement. At March 31, 2021, approximately $153 thousand is the remaining balance of the CFF Agreement’s deferred liability and approximately $33 thousand is deferred revenue related to the Genentech Agreement. (See Note 9 – Collaboration Agreements, Licenses and Other Research and Development Agreements).

Note 8 – Leases

The Company has various lease agreements with terms up to 10 years, including leases of office space, a laboratory and manufacturing facility, and various equipment. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

Operating lease obligations

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June 2014 at a monthly rent of approximately $13,000, increasing to approximately $14,000 per month toward the end of the term, which is May 2021. The Company was obligated to provide an initial security deposit of $300,000 to obtain the office lease space. As of December 31, 2020, the total deposit had been returned to the Company.

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

The Company incurred lease expense for its operating leases of approximately $203 thousand for the three months ended March 31, 2021 and 2020. The Company incurred amortization expense on its operating lease right-of-use assets of approximately $127 thousand and $118 thousand for the three months ended March 31, 2021 and 2020, respectively.

The Company incurred interest expense on its finance leases of approximately $1 thousand and $2 thousand for the three months ended March 31, 2021 and 2020, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $12 thousand and $23 thousand for the three months ended March 31, 2021 and 2020, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases, excluding the Expansion Premises of the amended Bedminster lease which the Company has not taken control of as of March 31, 2021, and finance leases as of March 31, 2021:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2021	$492	$25
2022	645	19
2023	677	2
2024	710	-
2025	745	-
Thereafter	1,458	-
Total undiscounted operating lease payments	$4,727	$46
Less: Imputed interest	1,148	-
Present value of operating lease liabilities	$3,579	$46

Weighted average remaining lease term in years	6.5	1.5
Weighted average discount rate	8.4%	8.1%

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases, excluding the Expansion Premises of the amended Bedminster lease which the Company had not taken control of as of December 31, 2020, and finance leases as of December 31, 2020:

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

Note 9 - Collaboration Agreements, Licenses and Other Research and Development Agreements

Cystic Fibrosis Foundation Therapeutics Development Award

On November 19, 2020, the Company entered into an award agreement (the “CFF Agreement”) with Cystic Fibrosis Foundation (“CFF”), pursuant to which it received a Therapeutics Development Award of up to $4.2 million (the “Award”) (of which $484,249 was received during 2020) to support the preclinical development (the “Development Program”) of the Company’s MAT2501 product candidate, a lipid nanocrystal oral formulation of the broad-spectrum aminoglycoside amikacin, for the treatment of pulmonary non-tubercular mycobacteria infections and other pulmonary diseases.

The first payment under the CFF Agreement, in the amount of $650 thousand, became due upon execution of the CFF Agreement. The Company invoiced the CFF in November 2020 and payment was subsequently received in February 2021. At December 31, 2020, the related receivable of $650 thousand was included in prepaid expenses and other current assets and the related deferred liability balance of $577 thousand was included in accrued expense and other current liabilities. During the three months ended March 31, 2021, the Company recognized $424 as credits to research and development expenses related to the CFF award. At March 31, 2021, the remaining deferred liability balance is approximately $153 thousand. The remainder of the Award will be paid to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Development Program, as set forth in the CFF Agreement.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into a feasibility study agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”). This feasibility study agreement involves the development of oral formulations using the Company’s LNC platform delivery technology, which enables the development of a wide range of difficult-to-deliver molecules. Under the terms of the Genentech Agreement, Genentech shall pay the Company a total of $100 thousand for developing oral formulations of three molecules, or approximately $33 thousand per molecule, which will be recognized upon the Company fulfilling its obligations for each molecule under the Genentech Agreement. On December 13, 2019, per Genentech’s request, the Company billed Genentech for the total $100 thousand and recorded the upfront consideration as deferred revenue, which is recorded in accrued expenses on the consolidated balance sheets, and will recognize it over the term of the contract performance obligation period. During the year ended December 31, 2020, the Company fulfilled its obligations for the first of three molecules. During the three months ended March 31, 2021, the Company fulfilled its obligations for the second of three molecules and recognized approximately $33 thousand of Genentech revenue.

Note 10 – Income Taxes

Sale of net operating losses (NOLs) & tax credits

The Company recognized approximately $1.3 million and approximately $1.1 million for the three months ended March 31, 2021 and 2020 in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program. During the three months ended March 31, 2021, the Company fulfilled its obligation related to the NOL and R&D sale but did not received the payment as of March 31, 2021. At March 31, 2021, the related receivable of approximately $1.3 million is included in prepaid expenses and other current assets.

Note 11 – Stockholders’ Equity

Common Stock

For the three months ended March 31, 2021, the Company sold 3,023,147 shares of its common stock under its At-The-Market Sales Agreement with BTIG, LLC, at an average price of $1.90, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million.

On January 14, 2020, the Company closed on an underwritten public offering of 32.3 million shares of its common stock at a purchase price of $1.55 per share. The Company generated gross proceeds of approximately $50.0 million and net proceeds of approximately $46.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

Preferred Stock

Series B Preferred Stock

In connection with a public offering of Series B Preferred Stock, on June 19, 2018, the Company filed the Series B Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 8,000 shares of the Company’s previously undesignated preferred shares as Series B Preferred Stock. As of March 31, 2021 and December 31, 2020, there were 4,218 shares 4,361 shares, respectively, of Series B Preferred Stock outstanding.

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

As of March 31, 2021, the Company had outstanding warrants to purchase an aggregate of 1,325,810 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. A summary of warrants outstanding as of March 31, 2021 and December 31, 2020 is presented below, all of which are fully vested:

	Shares
Outstanding at December 31, 2019	5,397
Issued	-
Exercised	(2,576)
Tendered	-
Expired	(1,493)
Outstanding at December 31, 2020	1,328	*
Issued	-
Exercised	(2	)**
Tendered	-
Expired	-
Outstanding at March 31, 2021	1,326	***

*	Weighted average exercise price for outstanding warrants is $0.55.
**	Converted into approximately 1 thousand shares of commons stock.
***	Weighted average exercise price for outstanding warrants is $0.54.

Basic and diluted net loss per common share

During the three months ended March 31, 2021 and 2020, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion of preferred stock, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive as of March 31, 2021 and 2020:

	As of March 31,
	2021	2020
Stock options	22,890	20,562
Preferred Stock and accrued dividend upon conversion	10,123	9,104
Warrants	1,326	3,371
Total	34,339	33,037

Note 12 – Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by components during the three months ended March 31, 2021 and 2020:

	Net Unrealized (Losses)/Gains on Available-for-Sale Securities	Accumulated Other Comprehensive Income
Balance, December 31, 2020	$228	$228
Net unrealized loss on securities available-for-sale	(92)	(92)
Net current period other comprehensive loss	(92)	(92)
Balance, March 31, 2021	$136	$136

Balance, December 31, 2019	$(1)	$(1)
Net unrealized gain on securities available-for-sale	523	523
Net current period other comprehensive income	523	523
Balance, March 31, 2020	$522	$522

All components of accumulated other comprehensive income are net of tax.

Note 13 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the three months ended March 31, 2021 and 2020.

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

The following table contains information about the Company’s stock plan at March 31, 2021:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan	36,952	*	27,127	**	9,825

*	Increased by 8,005 thousand on January 1, 2021 representing 4% of the total number of shares of common stock outstanding on December 31, 2020.
**	Includes both stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Research and Development	$485	$822
General and Administrative	616	625
Total	$1,101	$1,447

As of March 31, 2021, total compensation costs related to unvested awards not yet recognized was approximately $10.3 million and the weighted-average periods over which the awards are expected to be recognized was 3.0 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the three months ended March 31, 2021:

Stock Options
Outstanding at January 1, 2021	22,551
Granted	4,557
Exercised	(853)
Forfeited	(2,681)
Cancelled	-
Expired	(684)
Outstanding at March 31, 2021	22,890

Restricted Stock Awards

During the three months ended March 31, 2021 and 2020, the Company granted restricted stock awards for 8 thousand and 226 thousand shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $20 thousand and $80 thousand in the condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $48 thousand of total unrecognized compensation costs related to 100,000 non-vested restricted stock grants which are expected to be recognized over a weighted-average period of 0.6 years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates, including LYPDISO ™ (formerly MAT9001), MAT2203 and MAT2501, which are still in an early development stage;

●	our ability to successfully partner for the development of LYPDISO;

●	our reliance on our proprietary lipid nanocrystal (LNC) platform delivery technology, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates, including LYPDISO, MAT2203 and MAT2501, which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third parties, including third parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing; and

●	developments and projections relating to our competitors or our industry;

●	our operations, business and financial results have been and could continue to be adversely impacted by the current public health pandemic related to COVID-19, and

●	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

We have incurred losses for each period from our inception. For the three months ended March 31, 2021 and 2020, our net loss was approximately $5 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the three months ended March 31, 2021, we generated contract research revenue of approximately $33 thousand resulting from the feasibility study agreement with Genentech Inc. and no revenue during the three months ended March 31, 2020. Our ability to generate product revenue, which we do not expect to occur until 2023 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidates LYPDISO, MAT2203, MAT2501 and advancement of our LNC delivery technology platform, which include:

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended March 31, 2021 and 2020. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended March 31,
	2021	2020
Direct research and development expenses:
Manufacturing process development	$489	$305
Preclinical trials	9	151
Clinical development	771	1,493
Regulatory	42	19
Internal staffing, overhead and other	1,930	2,119
Total research and development	$3,241	$4,087

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2021, we will be focused on advancing our lead product candidate, MAT2203, to efficacy data in the treatment of CM, accelerating the preclinical development of MAT2501 and also expanding application of our LNC platform delivery technology through collaborations with third parties. We have also initiated a process to identify a suitable partner to continue the development of LYPDISO following the announcement of topline date from the ENHANCE-IT study in February 2021.

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

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.3 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” in our 2020 Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Stock-based compensation, (ii) Fair value measurements, (iii) Research and development costs, (iv) Goodwill and other intangible assets, and (v) Basic and diluted net loss per common share.

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

Results of Operations

The following tables summarizes our revenues and operating expenses for the comparative periods presented:

	Three Months Ended March 31,
	2021	2020
Revenues	$33	$-

Expenses:
Research and development	$3,241	$4,087
General and administrative	3,145	2,260
Operating Expenses	$6,386	$6,347

Sale of net operating losses (NOLs)	$1,328	$1,073

Revenues. During the three months ended March 31, 2021 we generated revenue of approximately $33 thousand and $0 during the same period in 2020. The amount earned consists of contract research revenue resulting from the feasibility study agreement with Genentech Inc.

Research and Development expenses. Research and Development (R&D) expense for the three months ended March 31, 2021 and 2020 was approximately $3.2 million and $4.1 million, respectively. The decrease in R&D expenses was primarily due to the completion of the LYPDISO clinical trial in January 2021.

General and Administrative expenses. General and administrative expense for the three months ended March 31, 2021 and 2020 was approximately $3.1 million and $2.3 million, respectively, compared to the prior year. The increase in general and administrative expense was primarily due to higher compensation expense related to the exercise of stock options during the three months ended March 31, 2021.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of March 31, 2021, we have raised a total of approximately $156.7 million in gross proceeds and $143.9 million, net, from sales of our equity securities.

As of March 31, 2021, we had cash, cash equivalents and marketable securities totaling approximately $60.7 million.

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. As of December 31, 2020, we did not sell any shares of our common stock under the ATM Sales Agreement. For the three months ended March 31, 2021, the Company sold 3,023,147 shares of its common stock under its ATM Sales Agreement with BTIG, LLC, at an average price of $1.90, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(4,651)	$(4,664)
Cash provided by/(used in) investing activities	8,817	(54,968)
Cash provided by financing activities`	6,785	47,439
Net increase/(decrease) in cash and cash equivalents and restricted cash	$10,951	$(12,193)

Operating Activities

Net cash used in operating activities was approximately $4.7 million for the three-month periods ended March 31, 2021 and 2020, respectively. For each period, a net loss of approximately $5.0 million was partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business. We expect that there will be an increase in cash used in operations during the remainder of 2021 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $8.8 million provided by and approximately $55.0 million of cash used in investing activities for the three-month periods ended March 31, 2021 and 2020, respectively. The increase of approximately $63.8 million was primarily due to the approximately $6.7 million increase in proceeds received from maturities of our marketable securities and the decrease of approximately $57.1 million in purchases of marketable securities as compared to March 31, 2020.

Financing Activities

Net cash provided by financing activities was approximately $6.8 million and approximately $47.4 million for the three-months periods ended March 31, 2021 and 2020, respectively. The decrease of approximately $40.6 million in cash provided by financing activities was primarily due to the approximately $5.6 million of net proceeds from the January 2021 ATM sales of our common stock compared to the approximately $46.6 million of net proceeds from the March 2020 public offering of common stock and a decrease of approximately $0.8 million from the exercising of warrants, offset by an increase of approximately $1.2 million from the exercising of stock options.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct further preclinical and clinical studies of MAT2203, our lead product candidate, even if such studies are primarily financed with non-dilutive funding from NIH;

●	support the conduct of further clinical studies of MAT2501, even if such studies are primarily financed with non-dilutive funding from the CFF;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

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

Contractual Obligations and Commitments

There have been no material changes from the disclosures relating to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. As of March 31, 2021, we had $60.7 million in cash, cash equivalents and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of March 31, 2020, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, we completed the implementation of a new enterprise resource planning (ERP) system. Upon completion of the implementation process, the new ERP system replaced a legacy software application and became our primary accounting and financial reporting system. As a result of the conversion to the new ERP system, various changes have been made to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to incorporate modifications in our accounting procedures and business processes. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART - II OTHER INFORMATION

Item 1. LEGAL PROCEEDSINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. You should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: May 10, 2021	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: May 10, 2021	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	XBRL Instance Document.
*101.2	XBRL Taxonomy Extension Schema Document.
*101.3	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	XBRL Taxonomy Extension Label Linkbase Document.
*101.6	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.

