Form 10-Q
period 2021-09-30
Matinas BioPharma Holdings, Inc.
filed 2021-11-08
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, there were 216,247,528 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended September 30, 2021

i

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$24,922,760	$12,432,481
Marketable securities	28,907,045	46,246,573
Restricted cash – security deposits	50,000	136,000
Prepaid expenses and other current assets	2,601,126	2,739,791
Total current assets	56,480,931	61,554,845

Non-current assets:
Leasehold improvements and equipment - net	1,568,717	1,523,950
Operating lease right-of-use assets - net	4,352,588	3,276,639
Finance lease right-of-use assets - net	28,707	58,007
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposit	200,000	200,000
Total non-current assets	10,503,877	9,412,461
Total assets	$66,984,808	$70,967,306

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$661,998	$349,941
Accrued expenses	2,893,903	2,795,329
Operating lease liabilities - current	518,786	391,498
Financing lease liabilities - current	24,309	30,853
Total current liabilities	4,098,996	3,567,621

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	4,284,552	3,304,063
Financing lease liabilities - net of current portion	5,745	23,660
Total non-current liabilities	4,631,562	3,668,988
Total liabilities	8,730,558	7,236,609

Stockholders’ equity:
Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of September 30, 2021 and December 31, 2020; 0 and 4,361 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	3,797,705

Common stock par value $0.0001 per share, 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 216,247,528 and 200,113,431 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	21,625	20,010
Additional paid-in capital	183,168,987	167,192,003
Accumulated deficit	(124,934,768)	(107,507,193)
Accumulated other comprehensive (loss)/income	(1,594)	228,172
Total stockholders’ equity	58,254,250	63,730,697
Total liabilities and stockholders’ equity	$66,984,808	$70,967,306

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Research and development	$-	$95,833	$33,333	$95,833
Costs and expenses:
Research and development	4,621,255	3,336,225	10,343,451	10,833,345
General and administrative	2,256,689	2,364,214	7,710,625	6,980,155

Total costs and expenses	6,877,944	5,700,439	18,054,076	17,813,500

Loss from operations	(6,877,944)	(5,604,606)	(18,020,743)	(17,717,667)
Sale of New Jersey net operating loss & tax credits	-	-	1,328,470	1,073,289
Other income, net	41,394	155,093	108,298	538,420

Net loss	$(6,836,550)	$(5,449,513)	$(16,583,975)	$(16,105,958)

Preferred stock series B accumulated dividends	-	(227,600)	(395,799)	(575,392)

Net loss attributable to common shareholders	$(6,836,550)	$(5,677,113)	$(16,979,774)	$(16,681,350)

Net loss available for common shareholders per share - basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.09)
Weighted average common shares outstanding – basic and diluted	215,179,949	198,909,016	208,130,431	196,070,952
Other comprehensive (loss)/income, net of tax
Net unrealized (loss)/gain on securities available-for-sale	(52,837)	(114,159)	(229,766)	367,144
Reclassifications to net loss	-	-	-	(2,719)
Other comprehensive (loss)/income, net of tax	(52,837)	(114,159)	(229,766)	364,425
Comprehensive loss attributable to shareholders	$(6,889,387)	$(5,563,672)	$(16,813,741)	$(15,741,533)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, December 31, 2020	4,361	$3,797,705	200,113,431	$20,010	$167,192,003	$(107,507,193)	$228,172	$63,730,697
Stock-based compensation	-	-	-	-	3,132,351	-	-	3,132,351
Issuance of common stock as compensation for services	-	-	23,910	3	23,811	-	-	23,814
Issuance of common stock in exchange for preferred stock	(4,361)	(3,797,705)	8,722,000	873	3,796,832	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($172,592)	-	-	3,023,147	302	5,580,169	-	-	5,580,471
Issuance of common stock from the exercise of Common Stock Options	-	-	1,062,883	106	1,400,552	-	-	1,400,658
Issuance of common stock from the exercise of Warrants	-	-	114,957	12	(12)	-	-	-
Issuance of common stock pursuant to the Aquarius Merger Agreement	-	-	1,500,000	150	1,199,850	-	-	1,200,000
Stock dividend	-	-	1,687,200	169	843,431	(843,600)	-	-
Other comprehensive loss	-	-	-	-	-	-	(229,766)	(229,766)
Net loss	-	-	-	-	-	(16,583,975)	-	(16,583,975)
Balance, September 30, 2021	-	$-	216,247,528	$21,625	$183,168,987	$(124,934,768)	$(1,594)	$58,254,250

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, June 30, 2021	-	$-	214,627,522	$21,462	$180,929,263	$(118,098,218)	$51,243	$62,903,750
Stock-based compensation	-	-	-	-	1,031,949	-	-	1,031,949
Issuance of common stock as compensation for services	-	-	6,106	1	7,937	-	-	7,938
Issuance of common stock from the exercise of Warrants	-	-	113,900	12	(12)	-	-	-
Issuance of common stock pursuant to the Aquarius Merger Agreement	-	-	1,500,000	150	1,199,850	-	-	1,200,000
Other comprehensive loss	-	-	-	-	-	-	(52,837)	(52,837)
Net loss	-	-	-	-	-	(6,836,550)	-	(6,836,550)
Balance, September 30, 2021	-	$-	216,247,528	$21,625	$183,168,987	$(124,934,768)	$(1,594)	$58,254,250

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 31, 2019	4,577	$3,985,805	163,156,984	$16,315	$113,427,897	$(84,377,555)	$(880)	$33,051,582
Stock-based compensation	-	-	-	-	3,082,048	-	-	3,082,048
Issuance of common stock as compensation for services	-	-	267,712	27	203,977	-	-	204,004
Issuance of common stock in exchange for preferred stock	(25)	(21,771)	50,000	5	21,766	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($3,298,790)	-	-	32,260,000	3,226	46,700,984	-	-	46,704,210
Issuance of common stock from the exercise of Common Stock Options	-	-	132,073	14	107,313	-	-	107,327
Issuance of common stock from the exercise of Warrants	-	-	1,737,389	172	797,409	-	-	797,581
Stock dividend	-	-	1,365,600	137	682,663	(682,800)	-	-
Other comprehensive income	-	-	-	-	-	-	364,425	364,425
Net loss	-	-	-	-	-	(16,105,958)	-	(16,105,958)
Balance, September 30, 2020	4,552	$3,964,034	198,969,758	$19,896	$165,024,057	$(101,166,313)	$363,545	$68,205,219

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, June 30, 2020	4,552	$3,964,034	198,873,477	$19,886	$164,079,847	$(95,716,800)	$477,704	$72,824,671
Stock-based compensation	-	-	-	-	863,518	-	-	863,518
Issuance of common stock as compensation for services	-	-	20,725	2	15,873	-	-	15,874
Issuance of common stock from the exercise of Common Stock Options	-	-	75,556	8	64,819	-	-	64,827
Other comprehensive loss	-	-	-	-	-	-	(114,159)	(114,159)
Net loss	-	-	-	-	-	(5,449,513)	-	(5,449,513)
Balance, September 30, 2020	4,552	$3,964,034	198,969,758	$19,896	$165,024,057	$(101,166,313)	$363,545	$68,205,219

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,583,975)	$(16,105,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,421	173,246
Stock based compensation expense	3,217,497	3,344,577
Amortization of operating lease right-of-use assets	367,661	360,071
Amortization of finance lease right-of-use assets	29,300	50,319
Amortization of bond discount	172,227	-
Stock issued pursuant to the Aquarius Merger Agreement charged to Research and Development	1,200,000	-
Changes in operating assets and liabilities:
Operating lease liabilities	(335,833)	(309,860)
Prepaid expenses and other current assets	77,333	(406,869)
Accounts payable	312,057	(306,244)
Accrued expenses and other liabilities	98,574	140,592
Net cash used in operating activities	(11,265,738)	(13,060,126)

Cash flows from investing activities:
Purchase of marketable securities	(17,787,465)	(74,200,602)
Proceeds from sales of marketable securities	34,725,000	24,450,000
Purchases of leasehold improvements and equipment	(224,188)	(5,749)
Net cash provided by/(used in) investing activities	16,713,347	(49,756,351)

Cash flows from financing activities:
Net proceeds from public offering of common stock	5,580,471	46,639,210
Proceeds from exercise of warrants	-	797,581
Proceeds from exercise of options	1,400,658	107,327
Payments of capital lease liability - principal	(24,459)	(46,854)
Net cash provided by financing activities	6,956,670	47,497,264

Net increase/(decrease) in cash, cash equivalents and restricted cash	12,404,279	(15,319,213)
Cash, cash equivalents and restricted cash at beginning of period	12,768,481	22,756,438

Cash, cash equivalents and restricted cash at end of period	$25,172,760	$7,437,225

Supplemental non-cash financing and investing activities:
Unrealized (loss)/gains on securities for sale	$(229,766)	$364,425
Preferred stock conversion into common stock - Series B	$3,797,705	$21,771
Unearned restricted stock grants	$7,189	$-
Cashless exercise of warrants	$12	$441,189
Stock dividends issued	$843,600	$682,800
Right of use asset in exchange from liabilities from operation lease	$1,443,610	$-

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2021, the Company had an accumulated deficit of approximately $124.9 million. The Company’s net loss was approximately $16.6 million and $16.1 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, the Company had cash and cash equivalents of approximately $24.9 million, marketable securities of approximately $28.9 million and restricted cash of approximately $0.3 million. The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations into 2024.

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

The Company has been actively monitoring the impact of COVID-19. The financial results for the three and nine months ended September 30, 2021 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of COVID-19 on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$24,923	$12,432	$7,051	$22,170
Restricted cash included in current/long term assets	250	336	386	586
Cash, cash equivalents and restricted cash in the statement of cash flows	$25,173	$12,768	$7,437	$22,756

Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. The Company’s investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the three and nine months ended September 30, 2021, the Company recorded unrealized losses of approximately $53 thousand and $230 thousand, respectively. For the three and nine months ended September 30, 2020, the Company recorded unrealized loss of approximately $114 thousand and unrealized gains of approximately $367 thousand, respectively. As of September 30, 2021 and December 31, 2020, the Company had net accumulated unrealized (loss)/gains of approximately ($2) thousand and $228 thousand, respectively.

The following tables summarizes the Company’s marketable securities as of September 30, 2021:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$3,500	$5	$-	$3,505
U.S. Government Notes	16,010	16	(16)	16,010
Corporate Debt Securities	9,149	-	(7)	9,142
State and Municipal Bonds	250	-	-	250
Total marketable securities	$28,909	$21	$(23)	$28,907

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2021:

		Accrued	Net Carrying
	Fair Value	Interest	Amount
Due within one year	$13,805	$56	$13,861
Due after one year through five years	15,102	45	15,147
	$28,907	$101	$29,008

The following tables summarizes the Company’s marketable securities for the year ended December 31, 2020 consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$18,293	$136	$-	$18,429
U.S. Government Notes	22,148	82	-	22,230
Corporate Debt Securities	4,303	3	-	4,306
State and Municipal Bonds	1,275	7	-	1,282
Total marketable securities	$46,019	$228	$-	$46,247

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2020:

		Accrued	Net Carrying
	Fair Value	Interest	Amount
Due within one year	$31,438	$164	$31,602
Due after one year through five years	14,809	36	14,845
	$46,247	$200	$46,447

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$3,505	$3,505	$-	$-
U.S. Government Notes	16,010	-	16,010	-
Corporate Debt Securities	9,142	-	9,142	-
State and Municipal Bonds	250	-	250	-
Total	$28,907	$3,505	$25,402	$-

		Fair Value Hierarchy
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$18,429	$18,429	$-	$-
U.S. Government Notes	22,230	-	22,230	-
Corporate Debt Securities	4,306	-	4,306	-
State and Municipal Bonds	1,282	-	1,282	-
Total	$46,247	$18,429	$27,818	$-

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable securities consisting of U.S. government notes, corporate debt securities and state and municipal bonds are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Equipment	$1,610	$1,443
Leasehold improvements	935	878
Total	2,545	2,321
Less: accumulated depreciation and amortization	976	797
Leasehold improvements and equipment, net	$1,569	$1,524

Depreciation and amortization expense for the three and nine months ended September 30, 2021 was approximately $62 thousand and $179 thousand, respectively, and for the three and nine months ended September 30, 2020 was approximately $58 thousand and $173 thousand, respectively. During the three and nine months ended September 30, 2021 the Company purchased equipment and leasehold improvements of approximately $224 thousand. During the three and nine months ended September 30, 2020 the Company purchased equipment of approximately $0 and $6 thousand, respectively.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
Payroll and incentives	$944	$1,094
General and administrative expenses	217	280
Research and development expenses	501	778
Deferred revenue and other deferred liabilities *	1,232	643
Total	$2,894	$2,795

*	At September 30, 2021, there was approximately $1,199 thousand deferred liability under the Cystic Fibrosis Foundation (“CFF”) agreement and approximately $33 thousand in deferred revenue related to the Genentech Agreement. The Company expects to recognize the deferred revenue and deferred liabilities within the next 12 months. At December 31, 2020, there was an approximately $577 thousand deferred liability under the CFF Agreement and approximately $67 thousand in deferred revenue related to the Genentech Agreement. (See Note 9 – Collaboration Agreements, Licenses and Other Research and Development Agreements).

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

The Company’s operating leases did not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate.

The Company incurred lease expense for its operating leases of approximately $219 thousand and $626 thousand for the three and nine months ended September 30, 2021, respectively, and approximately $203 thousand and $610 thousand for the three and nine months ended September 30, 2020. The Company incurred amortization expense on its operating lease right-of-use assets of approximately $125 thousand and $368 thousand for the three and nine months ended September 30, 2021, respectively, and approximately $122 thousand and $360 thousand for the three and nine months ended September 30, 2020, respectively.

The Company incurred interest expense on its finance leases of approximately $1 thousand and $3 thousand for the three and nine months ended September 30, 2021, respectively, and approximately $1 thousand and $5 thousand for the three and nine months ended September 30, 2020, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $9 thousand and $29 thousand for the three and nine months ended September 30, 2021, respectively, and approximately $9 thousand and $50 thousand for the three and nine months ended September 30, 2020, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of September 30, 2021:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2021	$218	$9
2022	883	19
2023	922	2
2024	962	-
2025	1,004	-
Thereafter	2,157	-
Total undiscounted operating lease payments	$6,146	$30
Less: Imputed interest	1,343	-
Present value of operating lease liabilities	$4,803	$30

Weighted average remaining lease term in years	6.3	1.1
Weighted average discount rate	7.7%	7.8%

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

During the three and nine months ended September 30, 2021, the Company recognized approximately $588 thousand and $1,558 thousand, respectively, as credits to research and development expenses related to the Award. At September 30, 2021, a receivable of approximately $980 thousand related to the Award was included in prepaid expenses and other current assets and the remaining deferred liability balance is approximately $1,199 thousand and is included in accrued expenses and other current liabilities (See Note 7 – Accrued Expenses and Other Liabilities). At December 31, 2020, a receivable of $650 thousand related to the Award was included in prepaid expenses and other current assets and a related deferred liability balance of $577 thousand was included in accrued expense and other current liabilities. The remainder of the Award will be paid to the Company incrementally in installments upon the achievement of certain milestones related to the development program as set forth in the CFF Agreement.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into a feasibility study agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”). This feasibility study agreement involves the development of oral formulations using the Company’s LNC platform delivery technology, which enables the development of a wide range of difficult-to-deliver molecules. Under the terms of the Genentech Agreement, Genentech shall pay the Company a total of $100 thousand for developing oral formulations of three molecules, or approximately $33 thousand per molecule, which will be recognized upon the Company fulfilling its obligations for each molecule under the Genentech Agreement. On December 13, 2019, per Genentech’s request, the Company billed Genentech for the total $100 thousand and recorded the upfront consideration as deferred revenue, which is recorded in accrued expenses on the consolidated balance sheets, and will recognize it over the term of the contract performance obligation period. During the year ended December 31, 2020, the Company fulfilled its obligations for the first of three molecules. During the nine months ended September 30, 2021, the Company fulfilled its obligations for the second of three molecules and recognized approximately $33 thousand of Genentech revenue. During the three months ended September 30, 2021, the Company did not fulfill any of its obligations and did not recognize any Genentech revenue.

Note 10 – Income Taxes

Sale of net operating losses (NOLs) & tax credits

The Company recognized approximately $1.3 million and approximately $1.1 million for the nine months ended September 30, 2021 and 2020 in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to third parties under the New Jersey Technology Business Tax Certificate Transfer Program. During the three months ended September 30, 2021 and 2020, the Company did not sell any NOL and R&D tax credits.

Note 11 – Stockholders’ Equity

Common Stock

On September 3, 2021, the Company issued 1,500,000 unregistered shares of its common stock pursuant to the Agreement and Plan of Merger by and among the Company, Saffron Merger Sub, Inc., Aquarius Biotechnologies Inc. (“Aquarius”), and J Carl Craft, as holder representative, dated January 19, 2015, as subsequently amended on September 3, 2021 (the “Aquarius Merger Agreement”), to the holders of Aquarius Biotechnologies Inc., as defined in the Aquarius Merger Agreement. The shares were issued in place of certain milestone payments previously included under the Aquarius Merger Agreement upon the achievement of specified development milestones. The Company recorded a $1.2 million research and development expense related to the issuance of the 1,500,000 shares based on the closing price of the Company’s common stock of $0.80 on the date of issuance.

For the nine months ended September 30, 2021, the Company sold 3,023,147 shares of its common stock under its At-The-Market Sales Agreement with BTIG, LLC, at an average price of $1.90, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million.

On January 14, 2020, the Company closed an underwritten public offering of 32.3 million shares of its common stock at a purchase price of $1.55 per share. The Company generated gross proceeds of approximately $50.0 million and net proceeds of approximately $46.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

Preferred Stock

In connection with a public offering of Series B Preferred Stock, on June 19, 2018, the Company filed the Series B Certificate of Designation with the Secretary of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Stock. Pursuant to the Series B Certificate of Designation, the Company designated 8,000 shares of the Company’s previously undesignated preferred shares as Series B Preferred Stock. On June 19, 2021, each share of Series B Preferred Stock was automatically converted into 2,000 shares of the Company’s common stock resulting in the issuance of 8,436,000 shares of common stock. As of September 30, 2021 and December 31, 2020 there were 0 and 4,361 shares of Series B Preferred stock outstanding, respectively.

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

As of September 30, 2021, the Company had outstanding warrants to purchase an aggregate of 988,000 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share. A summary of warrants outstanding as of September 30, 2021 and December 31, 2020 is presented below, all of which are fully vested:

	Shares
Outstanding at December 31, 2019	5,397
Issued	-
Exercised	(2,576)
Tendered	-
Expired	(1,493)
Outstanding at December 31, 2020	1,328	*
Issued	-
Exercised	(320	)**
Tendered	-
Expired	(20)
Outstanding at September 30, 2021	988	***

*	Weighted average exercise price for outstanding warrants is $0.55.
**	Converted into approximately 115 thousand shares of commons stock.
***	Weighted average exercise price for outstanding warrants is $0.56.

Basic and diluted net loss per common share

During the three and nine months ended September 30, 2021 and 2020, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion of preferred stock, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive for the three and nine months ended September 30, 2021 and 2020:

	As of September 30,
	2021	2020
Stock options	22,242	22,260
Preferred Stock and accrued dividend upon conversion	-	9,104
Warrants	988	1,328
Total	23,230	32,692

Note 12 – Accumulated Other Comprehensive (Loss)/Income

The following table summarizes the changes in accumulated other comprehensive (loss)/income by components during the nine months ended September 30, 2021 and 2020:

	Net Unrealized (Losses)/Gains on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2020	$228	$228
Net unrealized loss on securities available-for-sale	(230)	(230)
Net current period other comprehensive loss	(230)	(230)
Balance, September 30, 2021	$(2)	$(2)

Balance, December 31, 2019	$(1)	$(1)
Net unrealized gain on securities available-for-sale	368	368
Reclassifications to net loss	(3)	(3)
Net current period other comprehensive income	365	365
Balance, September 30, 2020	$364	$364

All components of accumulated other comprehensive (loss)/income are net of tax.

Note 13 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the nine months ended September 30, 2021 and 2020.

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

The following table contains information about the Company’s stock plan at September 30, 2021:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan	36,952	*	26,705	**	10,247

*	Increased by 8,005 thousand on January 1, 2021 representing 4% of the total number of shares of common stock outstanding on December 31, 2020.
**	Includes both restricted stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and Development	$467	$358	$1,411	$1,538
General and Administrative	594	595	1,806	1,807
Total	$1,061	$953	$3,217	$3,345

As of September 30, 2021, total compensation costs related to unvested awards not yet recognized was approximately $8.4 million and the weighted-average periods over which the awards are expected to be recognized was 2.6 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the three months ended September 30, 2021:

Stock Options
Outstanding at January 1, 2021	22,551
Granted	4,796
Exercised	(1,063)
Forfeited	(2,701)
Cancelled	-
Expired	(1,341)
Outstanding at September 30, 2021	22,242

Restricted Stock Awards

During the nine months ended September 30, 2021 and 2020, the Company granted restricted stock awards for 24 thousand and 268 thousand shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $29 thousand and $85 thousand for the three and nine months ended September 30, 2021, respectively, and approximately $90 thousand and $263 thousand for the three and nine months ended September 30, 2020, respectively, in the Condensed Consolidated Statement of Operations. As of September 30, 2021, there was approximately $7 thousand of total unrecognized compensation costs related to 100,000 non-vested restricted stock grants which are expected to be recognized over a weighted-average period of 0.1 years.

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

We have incurred losses for each period from our inception. For the nine months ended September 30, 2021 and 2020, our net loss was approximately $16.6 million and $16.1 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the nine months ended September 30, 2021, we generated contract research revenue of approximately $33 thousand resulting from the feasibility study agreement with Genentech Inc. and approximately $96 thousand resulting from a grant with the Cystic Fibrosis Foundation and the feasibility study agreement with Genentech Inc. during the nine months ended September 30, 2020. Our ability to generate product revenue, which we do not expect to occur until 2023 at the earliest, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and nine months ended September 30, 2021 and 2020. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Direct research and development expenses:
Manufacturing process development	$844	$318	$1,572	$928
Preclinical trials	99	119	101	598
Clinical development	586	1,295	1,652	3,994
Regulatory	44	39	129	73
Internal staffing, overhead and other	3,048	1,565	6,889	5,240
Total research and development	$4,621	$3,336	$10,343	$10,833

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

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.3 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

The following tables summarizes our revenues and operating expenses for the comparative periods presented:

	Three Months Ended September 30,
	2021	2020
Revenues	$-	$96

Expenses:
Research and development	$4,621	$3,336
General and administrative	2,257	2,364
Operating Expenses	$6,878	$5,700

Revenues. During the three months ended September 30, 2021 and 2020, we generated revenue of $0 and approximately $96 thousand, respectively. The amount earned in 2020 consists of contract research revenue resulting from a grant with the Cystic Fibroses Foundation and a feasibility study agreement with Genentech Inc.

Research and Development expenses. Research and Development (R&D) expense for the three months ended September 30, 2021 and 2020 was approximately $4.6 million and $3.3 million, respectively. The increase of approximately $1.3 million in R&D expenses was primarily due the $1.2 million expense related to the issuance of common stock pursuant to the Aquarius Merger Agreement and an increase of compensation expense primarily related to headcount increases partially offset by decreased clinical trials expenses.

General and Administrative expenses. General and administrative expense for the three months ended September 30, 2021 and 2020 was approximately $2.3 million and $2.4 million, respectively. The decrease in general and administrative expense was primarily due to lower compensation expenses, professional fees and consulting expenses.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

The following tables summarizes our revenues and operating expenses for the comparative periods presented:

	Nine Months Ended September 30,
	2021	2020
Revenues	$33	$96

Expenses:
Research and development	$10,343	$10,834
General and administrative	7,711	6,980
Operating Expenses	$18,054	$17,814

Sale of net operating losses (NOLs)	$1,328	$1,073

Revenues. During the nine months ended September 30, 2021 and 2020 we generated revenue of approximately $33 thousand and $96 thousand, respectively. The amount earned during the nine months ended September 30, 2020 consists of contract research revenue resulting from the feasibility study agreement with Genentech Inc. and the amount earned during the nine months ended September 30, 2020 consists of contract research revenue resulting from a grant with the Cystic Fibroses Foundation and the feasibility study agreement with Genentech Inc.

Research and Development expenses. Research and Development (R&D) expense for the nine months ended September 30, 2021 and 2020 was approximately $10.3 million and $10.8 million, respectively. The decrease in R&D expenses was primarily due to completion of the LYPDISO clinical trial in January 2021 and expense reimbursement of approximately $1.6 million for certain MAT2501 clinical trial costs related to the CFF Agreement, partially offset by the $1.2 million expense related to the Aquarius Merger Agreement and an increase of compensation expense related to department headcount increases and the exercise of stock options.

General and Administrative expenses. General and administrative expense for the nine months ended September 30, 2021 and 2020 was approximately $7.7 million and $7.0 million, respectively. The increase in general and administrative expense was primarily due to higher compensation expense related to the exercise of stock options and increased insurance expense slightly offset by lower professional fees & consulting expense.

Sale of net operating losses (NOLs). The Company recognized approximately $1.3 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively, in connection with the sale of state net operating losses and state research and development credits to third parties under the New Jersey Technology Business Tax Certificate Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of September 30, 2021, we have raised a total of approximately $156.7 million in gross proceeds and $143.9 million, net, from sales of our equity securities.

As of September 30, 2021, we had unrestricted cash, cash equivalents and marketable securities totaling approximately $53.8 million.

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. As of December 31, 2020, we did not sell any shares of our common stock under the ATM Sales Agreement. For the nine months ended September 30, 2021, the Company sold 3,023,147 shares of its common stock under its ATM Sales Agreement with BTIG, LLC, at an average price of $1.90, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(11,266)	$(13,060)
Cash provided by/(used in) investing activities	16,713	(49,756)
Cash provided by financing activities`	6,957	47,497
Net increase/(decrease) in cash and cash equivalents and restricted cash	$12,404	$(15,319)

Operating Activities

Net cash used in operating activities was approximately $11.3 million and $13.1 million for the nine-month periods ended September 30, 2021 and 2020, respectively. The decrease of approximately $1.8 million was primarily due to a decrease of approximately $1.0 million of working capital adjustments due to the timing of receipts and payments in the ordinary course of business and approximately $0.8 million of lower expenses. We expect that cash used in operations during the remainder of 2021 will be similar to that used during the quarter just ended as we continue to move our product candidates and the delivery platform forward in their development cycles.

Investing Activities

Approximately $16.7 million of cash was provided by and approximately $49.8 million of cash was used in investing activities for the nine-month periods ended September 30, 2021 and 2020, respectively. The increase of approximately $66.5 million was primarily due to the approximately $10.3 million increase in proceeds received from maturities of our marketable securities and the decrease of approximately $56.4 million in purchases of marketable securities as compared to September 30, 2020 partially offset by $0.2 million in purchases of equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities was approximately $7.0 million and approximately $47.5 million for the nine-months periods ended September 30, 2021 and 2020, respectively. The decrease of approximately $40.5 million in cash provided by financing activities was primarily due to the Company raising approximately $5.6 million of net proceeds from the January 2021 ATM sales of our common stock compared to the approximately $46.6 million of net proceeds that was raised from the January 2020 public offering of common stock. Other financing activities included a decrease of approximately $0.8 million from the exercising of warrants and an increase of approximately $1.3 million from the exercising of stock options.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. As of September 30, 2021, we had $53.8 million in unrestricted cash, cash equivalents and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of September 30, 2021, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 3, 2021, the Company issued 1,500,000 unregistered shares of its common stock pursuant to the Agreement and Plan of Merger by and among the Company, Saffron Merger Sub, Inc., Aquarius Biotechnologies Inc., and J Carl Craft, as holder representative, dated January 19, 2015, as subsequently amended on September 3, 2021 (the “Aquarius Merger Agreement”), to the holders of Aquarius Biotechnologies Inc., as defined in the Aquarius Merger Agreement. The shares were issued in place of certain milestone payments due under the Aquarius Merger Agreement upon the achievement of specified development milestones. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act. The shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: November 8, 2021	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: November 8, 2021	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
**32.1	Section 1350 Certifications
*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.

