Form 10-K
period 2021-12-31
Matinas BioPharma Holdings, Inc.
filed 2022-03-08
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2021 was approximately $160.0 million.

As of March 4, 2022, there were 216,864,526 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2021

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates which are still in an early development stage;

●	our reliance on our proprietary lipid nanocrystal (LNC) platform delivery technology, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third parties, including third parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry; and

●	our operations, business and financial results could be adversely impacted by the current public health pandemic related to COVID-19.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on redefining the intracellular delivery of nucleic acids and small molecules through our lipid nanocrystal (LNC) delivery platform technology. Our current pipeline consists of two potent anti-infective small molecules, MAT2203 (oral amphotericin B) and MAT2501 (oral amikacin). We are also expanding the application of our LNC platform through collaborations with well-respected pharmaceutical companies whose molecules and compounds benefit from the unique capabilities of our delivery technology, which can provide oral bioavailability and facilitate non-toxic and efficient intracellular delivery. We are intent on further expansion of our LNC platform, both internally and through external partnerships, into the field of nucleic acids where delivery into cells remains a critical element of therapeutic effect.

Matinas BioPharma is dedicated to maximizing the value associated with our unique LNC platform delivery technology. This proprietary platform technology, licensed from Rutgers University on an exclusive worldwide basis, nano-encapsulates chemical and biological payloads in a way that facilitates safe, efficient, and targeted intracellular delivery for a wide variety of molecules, including nucleic acids (mRNA, DNA, siRNA, antisense oligonucleotides (ASOs)), proteins and small molecules. Our LNCs are primarily comprised of phospholipids, like phosphatidylserine (PS), and calcium (which is required to keep LNCs intact), and are well differentiated from other viral and lipid nano-particle delivery technologies. LNCs have a novel targeting profile utilizing PS fusion and PS-receptor mediated endocytosis. LNCs have a neutral immunogenic profile enabling repeated administration, which is a significant drawback associated with both viral vector (AAV) and lipid nanoparticle (LNP) delivery. The structure of an LNC is highly stable, protecting the payload throughout formulation and following administration into the human body. This stability allows for the avoidance of extreme cold chain storage temperatures required for maintaining the integrity of LNPs and facilitates the oral administration of LNCs, which is not possible with either AAV or LNP delivery as they protect the vulnerable payload from the gastric environment and potential extracellular degradation. LNCs can also be administered via IV injection and intranasally. Because of their unique composition, LNCs can be delivered into a cell through both endocytosis and membrane fusion. Once LNCs gain access to the inside of a cell, they naturally unwind due to the necessarily low calcium concentrations inside a cell. Thereafter, depending on the target, payloads either have their desired impact inside a cell, or utilize the cell as a vehicle to target tissues, in the case of infection or inflammation.

Clinical and preclinical studies have demonstrated success in delivering LNCs to professional phagocytes, including macrophages, sites of infection and inflammation, and tumors. Each of these target cells either have exposed PS, enabling cellular fusion, or specific and dedicated PS receptors which facilitate receptor mediated cellular uptake. This tissue targeting, coupled with the potential to deliver a broad range of therapeutic agents, including small molecules, vaccines, peptides and proteins, as well as nucleic acid polymers (e.g., mRNA, DNA , ASOs, and siRNA,) provide a broad array of potential targets and modalities from which to create a broad pipeline of internal product candidates and partnerships.

Our lead drug candidate based on the LNC platform delivery technology is MAT2203, an oral formulation of amphotericin B, a well-known and highly effective antifungal drug. Amphotericin B is currently only available in IV formulations which are associated with significant renal toxicity and labeled restrictions on its use for up to 2 weeks in the United States and only 1 week in most parts of the world due to its toxicities, the most prevalent of which is severe nephrotoxicity. Despite these limitations, amphotericin B is currently used and approved to treat a variety of invasive, and potentially deadly, fungal infections due to its potency. MAT2203, which is formulated using our LNC delivery technology, has the potential to preserve the efficacy of amphotericin B while eliminating the risk of nephrotoxicity and providing more convenient and cost-effective oral administration. MAT2203’s product profile could potentially allow physicians and patients to use MAT2203 for longer periods of time and more broadly than amphotericin B could ever have been used previously.

The initial planned indication for MAT2203 is as step-down therapy from IV amphotericin B during induction treatment in patients with cryptococcal meningitis (CM), a deadly fungal infection located in the brain, and which primarily affects immunocompromised patients. The induction treatment period is typically 14 days and step-down therapy with MAT2203 would begin following an initial, short 1–2-day treatment course with IV amphotericin followed by 12-13 days of MAT2203. This initial step-down indication is a gateway indication, as we plan to expand the utilization of MAT2203 into consolidation therapy in CM patients (weeks 3-6) and then into the treatment of other invasive fungal infections and even for prophylaxis against invasive fungal infections in immunocompromised patients, such as transplant patients.

MAT2203 has been developed to date with the assistance and financial support of the National Institutes of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH). MAT2203 has been designated as a Qualified Infectious Disease Product (QIDP) with Fast Track Status for the treatment of invasive candidiasis, the treatment of aspergillosis, the prevention of invasive fungal infections in patients who are on immunosuppressive therapy, and, most recently, the treatment of cryptococcosis. MAT2203 has also received an Orphan drug designation from FDA. Upon approval, MAT2203 could be eligible for up to 12 years of regulatory exclusivity in the United States.

In partnership with the NIH, we have conducted numerous preclinical studies of MAT2203 in cryptococcal meningitis and demonstrated that MAT2203 was able to (a) cross the blood-brain barrier, (b) effectively treat this infection and (c) eliminate the toxicity normally associated with delivery of amphotericin B intravenously. The NIH has funded a grant submission from the University of Minnesota for a clinical study of MAT2203 in patients with cryptococcal meningitis in Uganda, where this disease is highly prevalent among the human immunodeficiency virus (HIV)-positive community. This study, the Encochleated Oral Amphotericin for Cryptococcal Meningitis Trial (EnACT), initiated in 2019 and currently enrolling patients in Cohort 4 of the trial. In this trial we are exploring the use of MAT2203 for both induction (step-down and all oral) and consolidation therapy, and we believe that, if positive, this trial could form the foundation for the filing of a New Drug Application for MAT2203. The first three cohorts of EnACT have been completed, with the data from each of the cohorts reviewed by an independent Data Safety Monitoring Board (DSMB) prior to progression from one cohort to the next. EnACT is currently enrolling patients in Cohort 4, which is designed to test an all-oral regimen of MAT2203 during the induction period. Results from Cohort 4 are expected in the third quarter of 2022.

Based upon the data from the first two cohorts of EnACT, we held a meeting with the FDA in December of 2021 to discuss potential registration pathways for MAT2203. Following feedback from FDA, we plan to expand the EnACT trial to include a new, Cohort 5, which will replicate the design from Cohort 2, and include more patients where MAT2203 will be evaluated as step-down treatment to IV amphotericin. We anticipate meeting again with FDA in the first half of 2022 to finalize the protocol for Cohort 5 and agree on the requirements for NDA filing for this initial indication.

Data to date from EnACT validates the use of MAT2203 in difficult-to-treat fungal infections, and we believe positions MAT2203 to become a best-in-class antifungal drug for the treatment of additional invasive fungal infections. Furthermore, the demonstration that MAT2203 effectively crosses the blood-brain barrier in humans positions our LNC platform delivery technology to potentially be used more broadly with many other types of molecules, potentially including nucleic acids.

Our second clinical-stage program is the development of MAT2501, our oral amikacin development program, which also utilizes our LNC platform technology. MAT2501 is currently being studied in a Phase 1, single ascending dose (SAD) pharmacokinetic study in healthy volunteers, with results expected late in the first half of 2022. This program is funded in large part by the Cystic Fibrosis Foundation (CFF) and together we are developing MAT2501 initially for the treatment of non-tuberculous mycobacterial (NTM) infection, a serious lung infection which can be especially problematic in patients with cystic fibrosis (CF). To date, we have received commitments totaling approximately $4.6 million from the CFF based, in part, upon the positive preclinical proof-of-concept data generated by Colorado State University testing MAT2501 efficacy against both amikacin-sensitive and resistant strains of infecting organisms in a CF mouse model for NTM infections.

We plan to establish a broad internal and external pipeline of drug candidates utilizing our LNC platform. Internally, we have increased our efforts to demonstrate, validate and optimize the formulation and intracellular delivery of nucleic acids. We also are in active discussions with third parties concerning the formulation of proprietary nucleic acids utilizing our LNC platform and are concentrating on those parties with demonstrated scientific expertise and competitive advantages in the nucleic acid space. We have ongoing collaborations with third parties which have successfully broadened the application of our LNC platform and remain ongoing.

●	In December 2019, we announced a feasibility collaboration with Genentech relating to the development of oral formulations of up to three Genentech proprietary compounds applying the LNC platform delivery technology. This collaboration has resulted in the successful formulation of two Genentech compounds and the agreement was recently extended to allow for the formulation and testing of a third proprietary Genentech compound.

●	In December 2020, we announced a collaboration with the National Institute of Allergy and Infectious Diseases to evaluate oral formulations of Gilead’s antiviral remdesivir utilizing our LNC platform delivery technology. To date, successful in vitro and in vivo studies of LNC formulations of remdesivir have been conducted and another in vivo study is expected to commence in the first quarter of 2022.

We continue to evaluate additional potential strategic collaborations with other interested biotechnology and pharmaceutical partners. These collaborations could enable us to grow our external pipeline and generate upfront, license, milestone and royalty payments as we maximize the value of the overall LNC platform delivery technology.

Strategy

We are focused on redefining the intracellular delivery of nucleic acids and small molecules through our LNC drug delivery platform and its application to overcome current challenges in safely and effectively delivering small molecules, nucleic acids, gene therapies, proteins/peptides, and vaccines.

Key elements of our strategy include:

●	Advancing our clinical stage assets based on our LNC platform delivery technology and continuing to expand utilization of this promising technology into areas of innovative medicine beyond small molecules, including nucleic acids (e.g. mRNA, DNA, ASOs) and proteins, both internally and through additional external collaborations and partnerships.

●	Advancing MAT2203 toward NDA filing through the ongoing EnACT study for the treatment of cryptococcal meningitis, which highlights the safety and efficacy of this promising drug candidate, while also demonstrating the ability of our LNC platform technology to deliver potent medicines across the blood-brain barrier with oral administration.

●	Progressing the development of MAT2501 through extensive preclinical toxicology and efficacy studies in NTM infections and completing a single ascending dose (SAD) pharmacokinetic study in healthy volunteers later in 2022, all with the financial support of the CFF.

Our Lipid Nanocrystal (LNC) Platform Delivery Technology

Efficient and safe delivery of medicines remains one of the biggest challenges in the pharmaceutical and biotech industry today. The importance of cell-mediated immunity and current challenges associated with effective intracellular drug delivery has created a significant area of need. Current technology options, including liposomes, lipid nanoparticles (LNPs) and viral vectors, have been widely adopted but each have significant limitations including inefficient delivery, undesirable and dangerous toxicity and immunogenicity, and unstable formulations forcing challenging storage conditions (Figure 1). The method in which these technologies gain access to a cell varies and often is responsible for significant adverse effects for patients. Despite these known challenges, adoption has been widespread due to the lack of viable alternatives. Today, LNPs and viral vectors are being used to deliver both small molecules and gene therapy.

Figure 1: Current Delivery Technologies

Our Solution: LNCs

Our proprietary LNCs are primarily composed of two naturally occurring materials: a phospholipid, like phosphatidylserine (PS), and calcium. They are stable and have a unique multilayered structure consisting of a large, continuous, solid, lipid bilayer sheet rolled up in a spiral or as stacked sheets, with no internal aqueous space. This unique structure provides protection from degradation for molecules trapped in or between lipid bilayers. Components within the interior of the LNCs remain intact, even though the outer layers of the LNCs may be exposed to harsh environmental conditions or enzymes (Figure 2).

Figure 2 LNC Formulation

Our LNCs protect active pharmaceutical ingredients in lipid bilayers and can intercalate into the phospholipid interior or otherwise remain trapped within the bilayers (Figure 3). The presence of minimal amounts of calcium keeps the LNCs intact.

Figure 3 LNCs Protect API in Bilayers

LNCs can be delivered in a variety of ways, including orally, intramuscularly, intravenously and intranasally. This flexibility represents a significant advantage over other delivery modalities and presents significant opportunities to efficiently encapsulate many different molecules, both water soluble and water insoluble, including small molecules, nucleic acids such as antisense oligonucleotides (ASOs), messenger RNA (mRNA) and small interfering RNA (siRNA), and nucleotides as large as eleven kilobases including DNA plasmids and potentially CRISPR/Cas9, a gene editing technology.

Intracellular delivery of molecules is usually accomplished by either endocytosis (through a variety of pathways including phagocytosis, clathrin-mediated endocytosis (CME), caveolin-mediated endocystosis, and macro- and micropinocytosis), or through membrane fusion. LNPs are limited in that they can typically only access a cell via CME, followed by disruption of the endosomal membrane within the cell to gain access to the cytoplasm. LNPs typically are very inefficient, and patients also experience injection site adverse events (AEs) and other toxicities associated with LNPs, thereby limiting chronic use. LNPs also cannot be delivered orally. Viral vectors, including adeno-associated virus, attempt to utilize nature’s intracellular delivery mechanisms to facilitate fusion with the cell membrane and delivery of molecules into a cell. Unfortunately, viral vectors have historically been associated with severe negative immune responses and, like LNPs, cannot be delivered orally. We believe LNCs can effectively delivery molecules through both endocytosis and membrane fusion, in addition to having great flexibility with the desired route of administration.

We believe that LNC’s unique ability to enter a cell through endocytosis (including phagocytosis and macropinocytosis), membrane fusion, or a combination thereof, relates directly to the presence of a phospholipid, like phosphatidylserine. Phosphatidylserine (PS) is present in virtually all cells and is an integral part of the cell membrane. PS is normally localized to the inner part of the membrane bilayer by active cellular processes. However, with cell “activation”, which occurs when there is infection, inflammation, injury, stimulation, cell death or some other issue impacting a particular cell, PS moves from the inner layer to the outer layer and facilitates fusion with our LNCs (Figure 4). Certain cells also contain PS receptors, which actively take up LNCs due to the presence of PS (Figure 5).

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

LNCs in pre-clinical studies have been shown to improve existing drugs by providing 1) cell-targeted delivery; 2) reduced blood levels thereby reducing toxicity; and 3) oral delivery of drugs now only available intravenously. For example, LNCs delivered orally work by encapsulating molecules of drugs in a solid, anhydrous, crystalline structure, protecting them as they pass through the GI tract where they cross the mucous membrane. Once the LNCs have crossed the mucosal barrier of the GI tract into the lymphatic system, they are picked up by activated cells including cells of the mononuclear phagocytic system, such as macrophages and dendritic cells. Professional phagocytes, with drug-loaded LNCs inside, are believed to follow natural signal molecule paths and migrate to the site of infection or to the target organ and deliver their payload.

Therapeutic applications of our proprietary delivery technology have been initially focused on the delivery of several potent and highly efficacious anti-fungal and anti-bacterial agents, which are currently still associated with serious side effects, including irreversible toxic effects on kidney and hearing function. We believe our technology has the potential for targeted delivery of these agents, which positions us to be at the forefront of dealing with these very serious problems. We have now also expanded our research and development efforts for our LNC platform delivery technology to focus on the delivery of a wide range of therapeutic treatments, in particular those in the oligonucleotide class of agents (antisense oligonucleotides, mRNA, and CRISPR-Cas9).We continue to advance our business development efforts to further expand our collaborations across pharma and biotech companies who have innovative therapies with delivery challenges, which may be addressed with our LNC platform delivery technology.

Safety: A key innovation of our LNC platform delivery technology is our ability to package medication inside lipid-crystal particles without leaking. Because of their crystalline nature, these particles are truly solid and hold on tightly to their medication payload. This is where the LNC platform delivery technology differs markedly from other lipid-based delivery technology, such as liposomal delivery. Liposomes are liquid delivery systems which typically leak some of their drug content into the circulatory system, thus still exposing vulnerable organs and tissues to potential toxic effects. Keeping potentially organ-toxic medications inside the lipid-crystal particles significantly differentiates our LNC platform delivery technology from other drug-delivery approaches.

Targeted Delivery: The size of our individual LNCs is typically in the range of 50-500 nanometers. This is very small and by comparison close to the size of a large virus or a small bacterium. Our body produces many activated cell-types that are predisposed to interact with our LNCs. These activated cell types, including bone marrow-derived hematopoietic cells such as macrophages, infected cells, injured cells, tumor cells and epithelial cells are all prone to engulf or fuse with our phosphatidylserine-based LNCs. Because of the size of our LNCs and their PS surface structure (the cell membranes of bacteria are also made up from PS), activated cells tend to take up these LNCs very efficiently and without any adverse immune response.

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

Our LNC platform technology changes the delivery of medicines in a unique manner and alters the bio-distribution of these medications by targeting tissues and organs that are affected by infection and inflammation. In addition to IV-only anti-infectives such as amphotericin B and amikacin, in animal studies we have orally delivered vaccines, siRNAs, NSAIDs, other anti-infectives such as atovaquone, and many other compounds across multiple therapeutic areas, demonstrating the potential broad application of our technology. We have observed rapid local accumulation in infected tissues, which appear to be the result of transport of our drug-loaded LNCs by and to activated cells.

Our LNC Clinical Stage Assets

We have leveraged our platform LNC delivery technology to develop two clinical-stage products that we believe have the potential to become best-in-class drugs in their respective therapeutic classes. Our lead product candidate, MAT2203, is an orally-administered LNC formulation of a broad spectrum anti-fungal drug called amphotericin B. Based on the data generated in Cohort 2 of the EnACT Trial and following an End of Phase 2 Meeting with FDA, we believe we have a pathway to NDA submission for MAT2203 following confirmatory data to be generated in an additional cohort (Cohort 5) in the ongoing EnACT Trial. We additionally believe there are opportunities for approval of MAT2203 for the treatment of additional invasive fungal infections in areas of high unmet medical need, which we will be evaluating in a number of preclinical animal models in Candida auris and mucormycosis in 2022.

Based upon the preclinical data generated by the NIH, the NIH has financially supported a grant application from the University of Minnesota to conduct the EnACT study in Uganda. This study was initiated in October 2019 and is exploring the use of MAT2203 for both induction and maintenance therapy in the treatment of CM, which is one of the most frequent and opportunistic infections in HIV patients. Given the high morbidity and mortality associated with CM in HIV patients, the clinical unmet need is very high with the global burden estimated at 1 million cases annually. We plan to leverage a 505(b)(2) regulatory pathway for MAT2203, in part relying upon FDA’s findings of safety based upon the available preclinical tox data for IV amphotericin B. This strategy was discussed with the FDA in June 2019, where we outlined our development plans for MAT2203 in CM and received FDA approval to proceed with the EnACT study which is currently enrolling subjects in Cohort 4 of the trial. We have received four qualified infectious disease (QIDP) designations as well as an orphan designation for the treatment of cryptococcosis, which, if approved, would result in twelve years of market exclusivity for MAT2203. We met with the FDA in an End of Phase 2 Meeting in December 2021 to review the Cohort 2 data from the EnACT Trial and discuss a potential path to NDA filing. Following our meeting with FDA, we now have a pathway to NDA submission following confirmatory data to be generated in an additional cohort (Cohort 5) in the ongoing EnACT Trial. We will be meeting with FDA early in the second quarter of 2022 to gain agreement on the design of this confirmatory cohort.

Our second clinical stage LNC-based product candidate is MAT2501, an orally administered formulation of the broad-spectrum aminoglycoside antibiotic amikacin, which may be used to treat different types of multidrug-resistant bacteria, including NTM, as well as various multidrug-resistant gram negative and intracellular bacterial infections. In May 2017, we completed and announced topline results from a Phase 1 single escalating dose clinical trial of MAT2501 in healthy volunteers in which no serious AEs were reported and where oral administration of MAT2501 at all tested doses yielded blood levels that were well below the safety levels recommended for injected amikacin, supporting further development of MAT2501 for the treatment of NTM infections. Following reformulation work, in 2019 we received a grant from the CFF to complete preclinical studies with Colorado State University which further demonstrated the potential for MAT2501 in treating CF-associated NTM lung infections. In November 2020, we received an additional grant from the CFF in the amount of $3.75 million to support the continued development of MAT2501 through a comprehensive preclinical toxicology program and a SAD study in healthy volunteers with our new and improved formulation of MAT2501. The grant was later increased by $0.3 million in November 2021 to bring the CFF’s total commitment towards the development of MAT2501 to $4.6 million. This most recent grant was based upon the positive preclinical proof of concept data generated by Dr. Diane Ordway at Colorado State University in a rigorous mouse model of NTM infection in mice with underlying CF disease. We are currently conducting key acute and long-term toxicology studies to support Phase 2 clinical trials as well as an ongoing Single Ascending Dose (SAD) Trial.

MAT2203

Our lead anti-fungal product candidate, MAT2203, is an application of our LNC platform delivery technology to a broad spectrum and potent anti-fungal drug called amphotericin B. Traditionally, amphotericin B is an IV-administered drug used as a last resort for treatment of systemic fungal infections resistant to triazoles and echinocandins, including resistant candidiasis, cryptococcal meningoencephalitis, and aspergillosis. To date, there have been little to no reported clinically observed drug-resistance to amphotericin B, further bolstering the use of this compound as the most likely last resort treatment for fungal infections in the foreseeable future. However, the use of amphotericin B is relatively limited because it is currently only available as an IV-administered product and has documented history of severe toxicity (most notably nephrotoxicity). By utilizing our LNC platform delivery technology to nano-encapsulate amphotericin B, there is now an opportunity for the drug to be administered orally with targeted delivery to infected cells, which we believe may have fewer side effects than the currently available IV-formulations of amphotericin B. Our LNC delivery of amphotericin B changes the bio-distribution, resulting in a higher level of amphotericin B at the site of infection and a lower level of free circulating drug. By reducing the amount of circulating drug, our LNC platform delivery technology may reduce overall toxicity. Importantly, drug concentrations will be high only in target tissues due to the migratory nature of drug-carrying phagocytes to inflammatory regions. Based upon data generated to date, we believe MAT2203 has the potential to offer improved safety and reduced toxicity and, as a result, we believe MAT2203 will be able to offer a categorically different and improved formulation that delivers orally administered amphotericin B, directly to the target cell at the site of infection. In collaboration with the NIH, in multiple studies, we have demonstrated in CM mouse models that our LNC-delivered amphotericin B, following oral administration, can successfully cross the blood brain barrier to the site of infection in mice. This demonstration provides important data indicating that our LNC platform delivery technology could become an important delivery solution for a variety of CNS-based disorders and diseases. These preclinical data have now been born-out in clinical data from Cohort 2 of the EnACT Trial.

We believe that MAT2203 has the potential to become a best-in-class induction and consolidation therapy for the treatment of CM in HIV patients by offering the following key potential benefits:

●	Potential to treat resistant pathogens. We believe that MAT2203 has the potential to prevent and treat fungal infections caused by drug-resistant fungi, including those resistant to existing azoles and echinocandins, due to amphotericin B’s fungicidal (i.e., killing the fungi) nature and potency against resistant strains and the potential for our LNC platform delivery technology to provide higher drug exposure directly at the site of infection early in the course of therapy.

●	Enabling an all-oral therapy. CM has become the most common cause of adult meningitis in many parts of Africa, where cryptococcosis now rivals tuberculosis in all-cause mortality. While long-term survival has improved with widespread use of antiretroviral therapy in high-income countries, early mortality remains high. Early mortality rates are often ~ 70% in routine practice where access to diagnostics or medications is limited or unavailable, intracranial pressure is uncontrolled, or in settings where other barriers to the management of CM exist. IV administration of amphotericin B is not often possible in resource-limited settings, even when it is available.

●	Shorter and less costly hospital stays and lower outpatient costs. By providing physicians and patients with access to an orally available, broad spectrum fungicidal agent in MAT2203, there is the potential to reduce hospital costs, which account for over 70% of the overall treatment cost of invasive fungal infections.

The FDA has granted MAT2203 designations for Qualified Infectious Disease Product, or QIDP, and Fast Track for the treatment of invasive candidiasis and aspergillosis, for the prevention of invasive fungal infections in patients on immunosuppressive therapy, and the treatment of cryptococcosis. We recently also received Orphan Drug Designation for MAT2203 for the treatment of cryptococcosis and associated CM. The FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. The orphan drug designation provides eligibility for orphan drug exclusivity in the United States upon FDA approval if a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation. For a product that obtains orphan drug designation based on a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. Orphan drug exclusivity means that the FDA may not approve any other applications, including a new drug application (NDA), to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients unless the FDA requires otherwise by regulation, and tax credits for the cost of the clinical research. The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for Fast Track designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity. Fast Track designation enables more frequent interactions with FDA to expedite drug development and review. Fast Track designation does not change the standards for approval, and we can provide no assurances that we can maintain Fast Track designation for MAT2203 or that such designation will result in faster regulatory review. The seven-year period of marketing exclusivity provided through orphan designation, if granted, combined with an additional five years of marketing exclusivity provided by the QIDP designation positions MAT2203 with a potential for a total of 12 years of marketing exclusivity to be granted at the time of FDA approval.

MAT2203 - Product Profile

MAT2203 is an orally-administered, LNC formulation of amphotericin B (a broad-spectrum fungicidal agent). Little to no clinical resistance has been reported to date with amphotericin B as compared to the rapidly emerging drug resistance seen with other antifungal therapies. Currently, IV administered amphotericin B is the only broad spectrum fungicidal drug; however, it also has significant treatment-limiting side effects, most notably nephrotoxicity. We believe that the ability to provide amphotericin B orally using our proprietary LNC platform delivery technology, may offer a new and promising alternative for patients and doctors.

The data from animal toxicity studies for MAT2203 indicate a substantial advantage over other amphotericin B formulations in observed toxicities and side effects, which we believe is driven by two primary factors:

●	The LNC is a solid particle that does not significantly “leak” its drug content while circulating. The particle releases its medication pay-load only when inside the target cells, and thus appears that the use of MAT2203 does not result in off-organ toxicities normally seen in the kidneys when using current formulations of amphotericin B.

●	Because of this targeted delivery, we have been able to increase the therapeutic window on a mg/kg basis as compared to IV amphotericin B formulations. We have observed equivalent efficacy at lower doses as well as been able to use oral doses of up to 10x the highest tolerable IV dose in animal model studies.

Development History of MAT2203 and Initial Target Indication

Preclinical Data:

Oral MAT2203 has demonstrated antifungal activity when administered orally in several animal models for Cryptococcus, Candida, and Aspergillus infection [Zarif et al, 2000; Perlin, 2004; Lu et al, 2019]. The efficacy in these animal models have shown to demonstrate comparable or superior antifungal activity compared to IV amphotericin B but with reduced toxicity.

The in vivo efficacy of MAT2203 has been shown in multiple mouse models infected with Cryptococcus neoformans; these studies were conducted by Dr Peter Williamson at NIH [Lu et al, 2019]. Multiple studies demonstrated the potential for MAT2203 administered in combination with 5FC to provide an effective oral formulation for treatment of cryptococcal meningitis. Using a 3-day delayed model of murine cryptococcal meningoencephalitis and a large inoculum of a highly virulent strain of serotype A C. neoformans, MAT2203, administered in combination with 5FC, was found to have efficacy equivalent to administered amphotericin B deoxycholate with 5FC and superior to oral fluconazole without any observed toxicity. Transport of fluorescent MAT2203 particles to the brain as well as significant brain levels of amphotericin drug was demonstrated in treated mice, and immunological profiles were similar to those of mice treated with conventional amphotericin B. These studies offer the potential for an efficacious oral formulation of a known fungicidal drug against intrathecal cryptococcal disease. MAT2203 therefore provides a promising therapeutic option for CM.

Additional preclinical studies of MAT2203 are planned to investigate the treatment of invasive fungal infections, such as Candida auris and mucormycosis (black fungus), to position MAT2203 for label expansion. Data is expected in late 2022.

Clinical Data:

Clinical studies conducted and previously completed with MAT2203 include 2 Phase 1 studies in healthy subjects (Study CAM-102 and Study MB-70011), and 2 Phase 2 studies: 1 completed study in patients with moderate to severe vulvovaginal candidiasis (VVC) (Study MB-70005) and 1 study in patients with mucocutaneous candidiasis who are refractory or intolerant to standard non-IV therapies (MB-70004).

As of the end of January 2022, MAT2203 has been administered to a total of 247 subjects in 5 clinical trials as follows: 52 healthy subjects (Studies CAM-102 and MB-70011), 36 patients with HIV and 65 patients with cryptococcal meningitis (in EnACT Trial MB-70007), 91 patients with VVC (MB-70005), and 4 patients with mucocutaneous (esophageal and oropharyngeal) candidiasis (MB-70004). In these studies, single doses of MAT2203 up to 2.0 g and repeated doses of MAT2203 up to 2.0 g/day and as long as 60 months have been safe and well-tolerated. Results of these studies support efficacy of oral MAT2203 against Cryptococcus and overall safety of longer-term MAT2203 treatment.

The EnACT Trial (MB-70007) consists of 2 parts. Part 1 of the EnACT Trial was conducted in HIV-positive patients with a history of cryptococcosis evaluated ascending oral doses of MAT2203, and identified a safe maximum tolerated dose for Part 2 of the trial.

Part 2 of the EnACT Trial is a prospective, randomized, open-label clinical trial to investigate the safety, tolerability, and efficacy of oral MAT2203 compared to Standard of Care (SoC) for the treatment of CM in patients with HIV and was originally divided into four distinct patient cohorts. Cohort 2 of the EnACT Study was designed to assess the potential to treat CM infections with oral MAT2203 as a step-down treatment during the induction phase of treatment immediately following only 2 days of IV amphotericin treatment, with continued treatment with MAT2203 for up to 6 weeks during early maintenance treatment. We believe that the clinical benefit of step-down treatment from IV amphotericin to oral MAT2203 will provide compelling clinical evidence of efficacy in treating this deadly infection with our oral agent. This cohort of patients also provided key data to support the further advancement of the EnACT Study to ultimately test the potential to treat CM infections with an all-oral amphotericin dosing regimen in subsequent cohorts (Cohorts 3 and 4). The primary efficacy endpoint for Part 2 of EnACT is early fungicidal activity (EFA) defined as rate of clearance of Cryptococcus from the cerebrospinal fluid (CSF) (log10 colony forming units [CFU]/mL/day) as measured by serial quantitative fungal cultures over the first 2 weeks of treatment.

In Part 2, cohorts 1, 2, and 3 have been completed and Cohort 4 is ongoing. Enrollment in Cohort 3 has completed with 14 subjects enrolled, 8 of whom are still active in the trial; 10 of the 14 patients received at least 1 dose of MAT2203. Eight patients have been enrolled in Cohort 4 as of 26 January 2022; 5 of these 7 patients received at least 1 dose of MAT2203.

In Part 2, Cohort 2 of the EnACT Trial (MB-70007), 40 patients with active CM were treated with MAT2203. The mean EFA for these 40 patients who received MAT2203 during induction was 0.422 log10 CFU/mL/day (95% CI: 0.294, 0.550). The primary efficacy endpoint for the trial was met because the lower bound of the 95% CI for the mean EFA excluded 0.20 log10 CFU/mL/day. In addition, among patients treated with MAT2203, CSF sterilization rates were greater than 90% and all patients who completed the induction phase achieved sterile CSF cultures at end of induction or during consolidation treatment. Survival rates in Cohort 2 were high and there were no relapses in patients receiving MAT2203 during consolidation. Additional analysis of final data from Cohort 2 demonstrated survival at Day 30 of 98% in patients receiving MAT2203 vs. 88% in patients receiving IV amphotericin B and culture conversion (sterility) assessed at any time during the trial of 97% in patients receiving MAT2203 and 76% in patients receiving IV amphotericin B.

MAT2203 was demonstrated to be safe and well-tolerated over 6 weeks of treatment in Part 2, Cohort 2 of EnACT. The majority of SAEs and AEs reported were considered to be expected in this HIV patient population and there was no evidence of MAT2203-associated renal toxicity or electrolyte abnormalities in patients who received MAT2203. Additionally, GI AEs reported were generally transient, moderate in severity, and did not have an impact on the ability of patients to tolerate the planned treatment course.

Health Authority Interactions:

In December 2021, the Company had a meeting with FDA to discuss a potential registration pathway for MAT2203. The outcome of the meeting reinforced the FDA’s ongoing commitment to anti-infective drug development generally and to MAT2203 specifically. During the meeting, the FDA expressed no concerns with any data generated to date related to the efficacy, safety, or tolerability of MAT2203. Additional confirmatory evidence was requested for an indication for step-down therapy during induction treatment, but there was no requirement for a separate stand-alone study or enrollment of U.S. patients. The FDA expressed openness to an expansion of EnACT to include a new Cohort 5 to run alongside Cohort 4 in Uganda, increasing the number of clinical sites from two to five to streamline the development program in support of an accelerated NDA submission. The Company is planning to meet with FDA in April 2022 to finalize cohort design, including sample size required for non-inferiority and to discuss a potential primary endpoint of 30-day survival. NIH financial support of EnACT expansion to Cohort 5 is anticipated and the Company continues to evaluate the timing for submission of an application for Breakthrough Designation. A key chemistry, manufacturing, and controls (CMC) meeting with FDA is scheduled late in the first quarter of 2022 to discuss and evaluate our MAT2203 formulation in support of a potential NDA submission in late 2023. The Company also plans to submit a formal Request for Scientific Advice to the European Medicines Agency (EMA) in 2022 to align and plan for expanding the regulatory footprint for MAT2203 globally.

Antifungal Market Opportunity

The overall global antifungal market accounted for approximately $11.9 billion in 2018 and is expected to reach approximately $13.9 billion by 2026. In 2018, the global invasive fungal infection market was valued at more than $6 billion. This includes therapies used as active treatment or prophylaxis (preventative) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients and therapies used for the treatment of patients who are being discharged from the hospital. We estimate that, each year, there are over 1.5 million cases of invasive fungal infections caused by various species of Candida, Aspergillus and Cryptococcus, the three most common invasive fungal pathogens, globally. The estimated incidence in the U.S. for these conditions is approximately 46,000 for invasive candidiasis, 15,000 for invasive aspergillosis, and 3,700 for CM. For example, aspergillosis-associated hospitalizations in the U.S. alone came at an estimated treatment cost of more than $1 billion. The rapid progression of disease and high mortality rates (20% - 50%) associated with documented invasive fungal infections often result in antifungal therapy being administered in suspected (unconfirmed) cases or as a preventative measure in patients at high risk. Also, the increasingly widespread use of immune suppressive drugs as cancer chemotherapy or for organ transplantation or treatment of autoimmune disease has resulted in an increasing population of patients at risk for invasive fungal infections. Furthermore, the limited number of systemic antifungal drug classes, consisting of azoles, echinocandins and polyenes, and their extensive use, has led to increased numbers of infections with drug-resistant strains. The Centers for Disease Control and Prevention (CDC) has listed fluconazole-resistant Candida as a serious threat requiring prompt and sustained action and has also identified a rise in echinocandin resistance, especially among Candida glabrata. In June 2016, the CDC issued an extraordinary alert for healthcare facilities and providers to be on the lookout for patients with Candida auris, a multidrug resistant strain with high mortality (approximately 60%). Almost half of Candida auris isolates are multidrug resistant to two or more antifungal classes (large majority resistant to fluconazole, 40% resistant to echinocandins). We believe this underscores the urgent need for new agents with demonstrated activity against resistant strains and that can be administered with significantly less toxicity and the potential to discharge patients earlier to reduce hospital stays and associated costs.

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

MAT2501

MAT2501 is an oral, LNC formulation of the broad-spectrum aminoglycoside antibiotic agent amikacin, which utilizes our proprietary LNC platform to achieve oral bioavailability, limit toxicity, and enable targeted delivery to sites of infection. Currently, amikacin can only be delivered parenterally or through inhalation and is used to treat a variety of chronic and acute bacterial infections, including both NTM infections and various multi-drug resistant gram-negative bacterial infections. IV and inhaled amikacin, however, are associated with major side-effects including nephrotoxicity and ototoxicity (permanent loss of hearing) with long-term use. We believe that MAT2501’s ability to orally deliver high levels of amikacin directly to the lung and without use-limiting toxicity, distinguishes it from all available therapies and could provide an important solution for patients and physicians. We are currently developing MAT2501 for the treatment of NTM lung disease, including infections in patients with CF. MAT2501 has been designated as a Qualified Infectious Disease Product (QIDP) and as an Orphan Drug for the treatment of NTM by the FDA.

NTM lung disease is a chronic, debilitating condition arising from an NTM infection in the lungs and is associated with significant patient morbidity and mortality. The signs and symptoms of NTM lung disease often overlap with the underlying lung conditions that increase the risk for NTM, like CF, bronchiectasis, COPD, and asthma. The most common pathogens for NTM infections in the United States are Mycobacterium avium complex (MAC), which accounts for more than 80% of all NTM infections in the US. Patients with NTM lung infections frequently require lengthy hospital stays and prolonged courses of antibiotics to manage their disease. The prevalence of human disease attributable to NTM has increased over the past two decades and is now growing at more than 8% per year and is even more prevalent than tuberculosis in the US. In 2018, it was estimated that between 75,000 and 100,000 patients were diagnosed with NTM lung disease in the US alone.

NTM infections are extremely difficult to treat, especially so in patients with CF (Eikani, et. al., 2018). The infecting organisms are frequently resistant to most antibiotics, and current treatment regimens require combination therapies with highly toxic drugs for long periods of time, further complicated by challenges in delivering therapeutic levels of these toxic drugs across plasma membranes of infected cells.

These challenges are amplified in CF patients, with the thick buildup of pulmonary secretions that further impair treatment of infecting organisms. Pulmonary infections represent the most frequent type of infection in CF patients, and are responsible for more than 90% of deaths in the CF population (Rowe SM, et.al. 2005). MAC and Mycobacterium abscessus complex (MABSC) are NTM species that have emerged in recent years as important opportunistic pathogens frequently responsible for pulmonary infections in CF patients (Brode SK, et. al. 2014). Infections due to MAC and MABSC are difficult to treat and to eradicate since these organisms are naturally resistant to most antibiotics. The recommended treatment for MAC and MABSC pulmonary infections includes a combination of a macrolide (clarithromycin or azithromycin), an aminoglycoside (amikacin), and an antimycobacterial antibiotic for MAC (rifampin and ethambutol), while MABSC many times requires intravenous β-lactam (cefoxitin or imipenem) at least for 12 months (Floto RA, et. al., 2016). The cure rate is only 25-40% in the case of macrolide resistance, which is present in 40 to 60% of the isolates (Roux AL et. al., 2015). Moreover, unsuccessful eradication of MAC and MABSC is considered as a contraindication for lung transplantation by several CF centers, and significantly restrict therapeutic options in severely ill patients. Therefore, more specific and active and less toxic antimicrobials are urgently needed.

MAT2501 Previous and Ongoing Studies

The most recently completed pre-clinical animal model studies testing the preclinical efficacy of MAT2501 were funded by a grant from the CFF. An additional grant from the CFF was awarded in February of 2020 to support the screening of new optimized formulations of MAT2501 in collaboration with Diane Ordway, Ph.D. of Colorado State University (CSU). Most recently, a CFF grant of $3.75 million was awarded to us in November 2020, and later increased by approximately $0.3 million in November 2021, to support the early development of MAT2501 through the end of Phase 1. The recent grant from the CF Foundation was based upon the data generated by CSU and summarized below.

Preclinical and Clinical Studies

The Investigational New Drug (IND) application for MAT2501, was opened in January 2016 to investigate MAT2501 in the proposed indication for treatment of NTM infections. The early development plan for MAT2501 builds upon the preclinical proof of concept in vitro studies which have demonstrated antibiotic activity against both sensitive and multidrug resistant strains M. abscessus and M avium. The ongoing toxicology program is evaluating the optimized formulation of MAT2501 in a rigorous battery of studies to assess and characterize the safety profile of MAT2501. The studies will support the safety package required to progress the development of MAT2501 into Phase 2 clinical trials. These studies are designed to carefully monitor the safety signals known to be associated with IV amikacin treatment (hearing loss and kidney/renal safety). These studies include:

●	28-day rat toxicity study to assess any potential effects of MAT2501 on hearing and associated side effects; and

●	3- and 9-month long-term safety study in dog to support longer-term dosing in clinical trials.

We are also currently conducting a Single Ascending Dose (SAD) trial with the optimized formulation of MAT2501 which is currently in the enrollment phase of the study in which we are assessing the PK, safety, and tolerability of escalating doses of MAT2501. Topline data from the trial are expected in the later part of the second quarter of 2022. Additional Phase 1B and Phase 2 trials for the treatment of NTM are expected to commence in 2023, pending additional financial support from the CFF.

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

LYPDISO

The Company continues to evaluate potential options for its legacy asset, LYPDISO™. LYPDISO is a prescription-only omega-3 fatty acid-based composition, comprised primarily of EPA and DPA, intended for the treatment of cardiovascular and metabolic conditions. This next-generation omega-3 therapy has been shown in two head-to-head studies to provide effective triglyceride-lowering and significantly higher EPA blood levels than Vascepa®. A global process to identity and potentially secure a partner to continue development of LYPDISO remains ongoing.

Strategic Collaborations Using LNC Platform Delivery Technology

We believe our LNC platform delivery technology can be used to reformulate a wide variety of molecules and drugs which, (i) require delivery technology to effectively protect molecules and drugs in the body and could benefit from efficient delivery and cellular uptake by target cells, and (ii) are currently only available in IV formulations or, (iii) otherwise experience significant toxicity-related AEs. We have tested a range of pharmaceutical compounds reformulated by our LNC platform delivery technology in proof-of-concept animal studies, including oligonucleotides (mRNA, siRNA, DNA plasmids), vaccines, anti-inflammatory agents, NSAIDs and atovaquone. We intend to pursue opportunities to develop products, either alone or in partnership with other pharmaceutical or biotech companies, and this remains a key part of our strategy to maximize the value of this unique and disruptive LNC delivery technology.

In December 2019, we announced a feasibility collaboration with Genentech, a Roche company, to evaluate formulations of a number of Genentech compounds utilizing our LNC platform delivery technology. Genentech recently extended this collaboration for another year, through 2022. The original agreement provided for cooperation on up to three proprietary Genentech compounds for initial in vitro testing. Two of the programs have been completed. Each demonstrated the successful intracellular delivery of LNC-formulated small molecules and oligonucleotides, without accompanying toxicity. Genentech is evaluating the third proprietary compound to provide the Company for testing, and the Company anticipates additional data from this program during 2022.

In December 2020, we announced a collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) to develop oral formulations of Gilead’s remdesivir, which is currently only available as an intravenous therapy in the fight against COVID-19. We believe the attributes of our LNC platform technology will allow for oral bioavailability and efficient intracellular delivery. In the fourth quarter of 2021, the NIAID, together with the Department of Epidemiology at the University of North Carolina at Chapel Hill (UNC), conducted an in vivo test of our LNC formulation of Gilead Science’s remdesivir (LNC-RDV) in a standard genetically modified mouse model of SARS-CoV-2 infection. In this animal model, orally administered LNC-RDV reduced viral titers and improved clinical parameters of body weight and congestion scores five days following infection, with effects similar to those seen with subcutaneous administered remdesivir. Following discussion with both NIAID and Gilead, these highly encouraging results position LNC-RDV for further in vivo work to be conducted at UNC and supported by NIAID. This preclinical study is anticipated to commence late in the first quarter of 2022, with data expected in the second half of 2022.

We continue to evaluate additional potential strategic collaborations with other interested biotechnology and pharmaceutical partners. These early stage, proof-of-concept evaluations could provide an efficient, less expensive pathway to create numerous strategic verticals in areas of innovative medicine while capitalizing on the development expertise and financial resources of well-established partners. Data from these evaluations could position us as a licensor of our LNC platform delivery technology to numerous strategic partners better positioned to absorb the risks and costs of drug development while allowing our company to become a royalty aggregator with the potential to generate upfront license, milestone and royalty payments as we maximize the value of the overall LNC platform delivery technology.

Exclusive License Agreement with Rutgers University

Through our acquisition of Aquarius Biotechnologies Inc., we acquired a license from Rutgers University for the LNC platform delivery technology. We changed the name of Aquarius Biotechnologies Inc. to Matinas BioPharma Nanotechnologies, Inc. and in February of 2022, the parties agreed to a Second Amended and Restated Exclusive License Agreement. The agreement provides for (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of $50,000 over the term of the license agreement. There was also a reduction in the consideration paid to Rutgers in the event of a sublicense to a third party of the exclusive patent rights granted pursuant to the Agreement. In consideration of the concessions made by Rutgers in the license agreement, the Company issued Rutgers 400,000 shares of common stock in February 2022. We also agreed to continue to assume the responsibility to pay required patent prosecution and maintenance fees covering the technology.

Unless otherwise terminated by either party, the term of the license, on a country-by-country basis, shall be the longer of 8-1/2 years from the date of first commercial sale of a product in a country using the licensed technology or until the expiration of the last-to-expire patent rights licensed under the agreement, whichever is longer. Rutgers has the right to terminate the license agreement if we have not commenced commercial sales of at least one product using the licensed technology within eight years of the effective date of the Second Amended and Restated License Agreement.

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

Exclusively Licensed and Matinas-Owned Intellectual Property Relating to Our Proprietary LNC Platform Delivery Technology and MAT2203

The patents and patent applications that we exclusively license from Rutgers University provide patent protection for the proprietary chemistry technology used in our process to make our lipid nanocrystal and geodate cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203, our lead product comprising the LNC platform delivery technology. Pursuant to our license agreement, we acquired rights to a portfolio that currently includes 2 pending applications and 30 issued U.S. and foreign patents, including 20 patents issued within the last 5 years, which extends patent protection until at least 2033. In addition, over the past 6 years, we have over 30 Matinas-owned pending patent applications filed both in the United States and in foreign jurisdictions. We have chosen to file these patent applications in selected foreign markets that we consider important for our product candidates. These international markets generally include Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia and Mexico. These pending patent applications can extend patent protection through 2040. This patent portfolio covers our LNC platform delivery technology which covers a broad spectrum of technology, including amphotericin B LNCs, geodate LNCs, methods of delivering nutrients or biologically relevant molecules to a host using LNCs, LNC vaccine compositions and protein-lipid vesicles, small interfering RNA LNCs, methods of enhancing the LNC encapsulation of hydrophilic molecules, LNCs made with low purity soy phosphatidylserine, use of site-regulating agents to control LNC size, methods of treating Mycobacterial infections, methods of treating cryptococcus infections, and LNC-mediated delivery of nucleic acids.

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

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our proprietary LNC platform delivery technology are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We also plan to seek trademark protection in the United States and outside of the United States where available and when appropriate. We intend to use these registered marks in connection with our pharmaceutical research and development as well as our product candidates.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Many of these companies have far greater human and financial resources and may have product candidates in more advanced stages of development and many will reach the market before our product candidates. Competitors may also develop products that are more effective, safer or less expensive or that have better tolerability or convenience.

Although we believe that our proprietary LNC platform delivery technology, experience, and knowledge in our areas of focus provide us with competitive advantages, potential competitors could reduce our commercial opportunities. For many of our product candidates, we anticipate facing competition from other products that are available on a generic basis and offered at low prices. Many of these generic products have been marketed by third parties for many years and are well accepted by physicians, patients, and payers.

We believe that MAT2203 and MAT2501 and any other development candidate we may pursue in the future using our proprietary LNC platform delivery technology, paralleled with our scientific and development expertise in the field of drug delivery, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies, and public and private research institutions.

MAT2203 will primarily compete with antifungal classes approved for the treatment of fungal and mold infections, which include polyenes, azoles and echinocandins. The approved branded therapies for these indications include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.), Diflucan (fluconazole, marketed by Pfizer, Inc.), Noxafil (posaconazole, marketed by Merck & Co.), Vfend (voriconazole, marketed by Pfizer, Inc.), Sporanox (itraconazole, marketed by Jansen Pharmaceuticals, Inc.), Cresemba (isavuconazole, marketed by Astellas Pharma US, Inc.), Ambisome (liposomal amphotericin B, marketed by Astellas Pharma US, Inc.) Abelcet (lipid complex amphotericin B, marketed by Sigma Tau Pharmaceuticals Inc.) and amphotericin B deoxycholate (marketed by X-Gen Pharmaceuticals, Inc.). There currently are and may be more generic versions of these products available at the time of MAT2203 market approval, which will create added competition. In addition to approved therapies, we expect that MAT2203 may compete with product candidates that we are aware of in clinical development by third parties, such as rezafungin acetate (being developed by Cidara Therapeutics, Inc.) and certain products being developed by Viamet Pharmaceuticals Holdings, LLC, Vical Incorporated and F2G, Ltd.

MAT2501 will primarily compete with aminoglycosides indicated for the treatment of NTM lung infections and will include Arikayce®, an inhaled formulation of amikacin (marketed by Insmed) and IV amikacin (Amikin; marketed by Bristol Myers Squibb) as well as a number of generic manufacturers of IV amikacin.

Manufacturing

We currently lease and operate in-house manufacturing capabilities for our lead LNC platform delivery technology product candidates, MAT2203 and MAT2501, and for our LNC platform discovery programs in the gene therapy and vaccine spaces. While sufficient to produce the clinical supplies of product necessary to conduct our ongoing clinical trials and potentially early commercialization of MAT2203 and MAT2501, we are exploring relationships with well-respected third-party contract manufacturers for the formulation and manufacture of MAT2203 necessary to support the filing of an NDA and to support commercial manufacture for this product. We may also need to expand our internal manufacturing capabilities in the future. If we are not able to retain our current manufacturing facilities and if we do not develop additional in-house manufacturing capability for our MAT2203, MAT2501 and product candidates sufficient to produce product for commercialization of these products, we will need to develop relationships with third-party manufacturers for the manufacture of our product candidates which could be time consuming and expensive.

There are several potential third-party suppliers for amphotericin B, the generic active pharmaceutical ingredient in our lead clinical stage product candidate – MAT2203 and for amikacin, the generic active pharmaceutical ingredient in our preclinical LNC product candidate – MAT2501. Although to date we have not entered into formal supply agreements to secure sufficient supply of amphotericin B or amikacin to support our clinical programs for MAT2203 or MAT2501, we believe we will be able to secure supply of amphotericin B and amikacin to support our clinical programs for MAT2203 and MAT2501 and from one or more third-party suppliers. As we move through development for our product candidates, we expect to enter into long term supply arrangements for key active pharmaceutical ingredients.

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

Review and Approval of Drugs in the United States

In the United States, FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice(DOJ) or other governmental entities.

Our product candidates must be approved by FDA through the NDA or biologics license application (BLA), in the case of biologic product candidates, process before they may be legally marketed in the United States. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with FDA’s good laboratory practice (cGLP), regulations;

●	submission to FDA of an investigational new drug applications (IND), which must take effect before human clinical trials may begin;

●	approval by an independent institutional review board (IRB) representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices (GCP), to establish the safety and efficacy of the proposed drug product for each indication;

●	preparation and submission to FDA of an NDA or BLA;

●	review of the product by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (cGMP), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	payment of user fees and securing FDA approval of the NDA or BLA; and

●	compliance with any post-approval requirements, including a risk evaluation and mitigation strategy (REMS), and post-approval studies required by FDA.

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

Companies usually must complete some long-term nonclinical testing, such as animal tests of reproductive AEs and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of an NDA or IND so long as the clinical trial is conducted in accordance with GCP and if FDA is able to validate the data from the clinical trial through an on-site inspection if FDA deems it necessary.

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

Phase 3: These clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that FDA or another relevant regulatory agency will use to determine whether or not to approve a drug. In Phase 3 clinical trials, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and more frequently if serious AEs occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Submission of an NDA to FDA

Regulatory approval for most new drug or biologic products is based on two adequate and well-controlled Phase 3 clinical trials that provide evidence of the safety and efficacy of the proposed new product. Assuming successful completion of required clinical testing and other requirements, the results of the nonclinical and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee and the sponsor of an approved NDA is also subject to annual prescription drug program fees and establishment user fees. These fees are typically increased annually.

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

Specifically, FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with FDA and FDA may initiate review of sections of a fast-track product’s NDA before the application is complete. This rolling review may be available if FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, FDA’s time goal for reviewing a Fast Track application does not begin until the last section of the NDA is submitted. In addition, the Fast Track designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

FDA’s Decision on an NDA

Based on FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for FDA to reconsider the application. When those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions which can materially affect the potential market and profitability of the product. In addition, as a condition of approval, FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential AEs and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals and elements to assure safe use, which may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Once an approval is granted, FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Abbreviated New Drug Applications (ANDA) for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized FDA to approve generic drugs that are the same as drugs previously approved by FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (ANDA), to the agency. In support of such applications, a generic manufacturer may rely on the nonclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD).

Specifically, for an ANDA to be approved, FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form and the strength of the drug. At the same time, FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.

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

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2026; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; and revises the FDCA to streamline review of combination product applications.

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

The General Data Protection Regulation, or GDPR, adopted in 2016, establishes a regulatory framework designed to protect the security of personal data collected about residents of the EU and the movement of such personal data across the national borders of the EU Member States, including, but not limited to, requirements to obtaining consent of the individuals to whom the personal data relates, the nature and scope of notifications provided to the individuals, the security and confidentiality of the personal data, data breach notification and using third party processors in connection with the processing of the personal data. Failure to comply with the EU Directive and the GDPR could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution and/or civil fines or penalties. Additionally, GDPR creates a direct cause of action by individual data subjects.

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

Designation of and Exclusivity for Qualified Infectious Disease Products

In 2012, Congress passed legislation known as the Generating Antibiotic Incentives Now Act, or GAIN Act. This legislation is designed to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections. To that end, the law grants an additional five years of marketing exclusivity upon the approval of an NDA for a drug product designated by FDA as a Qualified Infectious Disease Product, or QIDP. Thus, for a QIDP, the periods of five-year new chemical entity exclusivity, three-year new clinical investigation exclusivity and seven-year orphan drug exclusivity, would become 10 years, eight years, and 12 years, respectively.

A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by—(1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens;” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (e.g., resistant gram-positive pathogens, multi-drug resistant gram-negative bacteria, multi-drug resistant tuberculosis and Clostridium difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request FDA to designate its product as a QIDP any time before the submission of an NDA. FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP will be granted priority review by FDA and can qualify for “fast track” status.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one-member state designated by the applicant, known as the reference member state. Under this procedure, an applicant applies based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

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

Human Capital Resources

As of February 25, 2022, we had 31 full-time employees. There are no collective bargaining agreements covering any of our employees.

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

Research and Development

For the years ended December 31, 2021 and 2020, we incurred approximately $14.6 and approximately $14.4 million, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including our anti-infective product candidates, MAT2203 and MAT2501 as well as support and enhancement of our drug delivery technology. Our research and development expenses reflect the reimbursement of certain MAT2501 program expenses of approximately $2.2 million and approximately $0.1 million during the years ended December 31, 2021 and 2020, respectively, related to the CFF grant agreement.

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

Our principal executive offices are located at 1545 Route 206 South, Suite 302, Bedminster, New Jersey 07921, and our telephone number is (908) 484-8805. Our website address is www.matinasbiopharma.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

Summary of Risk Factors

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to stockholders, restrict operations or require us to relinquish rights to our technologies or product candidates.
●	Our stockholders may be subject to substantial dilution by exercises of outstanding options and warrants.
●	Our operating history to date may make it difficult to evaluate the success of our business and assess our future viability.
●	We are early in our development efforts, which may not be successful.

●	We cannot be certain that our product candidates will receive regulatory approval, without which we cannot market any of our product candidates. Any delay in the approval process will harm our business.
●	Clinical drug development involves a lengthy and expensive process and uncertain as to outcome.
●	Delays in any aspect of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.
●	We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.
●	If we are unable to successfully commercialize our products our ability to generate revenue will be limited.
●	If our preclinical and clinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during such studies or trials, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.
●	If we cannot enroll enough patients to complete our clinical trials, our business, financial condition and results of operations may be adversely affected.
●	We may not be able to obtain or maintain orphan drug designation, Fast Track designation, qualified infection disease designation or breakthrough therapy designation for any of our product candidates, and even if granted, such designations may not actually lead to a faster development or regulatory review, and would not assure FDA approval of any of our product candidates.
●	If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.
●	If we are unable to establish satisfactory sales and marketing capabilities, we may not successfully commercialize any of our product candidates, even if regulatory approval is obtained.
●	If we are unable to file for approval of MAT2203 or MAT2501 under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.
●	We face competition from other biotechnology and pharmaceutical companies.
●	Even if we obtain marketing approval for any product candidate, we will be subject to ongoing obligations and continued regulatory review and requirements, which may result in significant additional expense.
●	We are in the process of evaluating potential next steps in the development of LYPIDISO.
●	Future legislation, and/or regulations and policies adopted by the FDA may increase the time and cost required for us to conduct and complete clinical trials.
●	Changes in health care law and implementing regulations may have a material adverse effect on us.
●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
●	If we market our product candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.
●	We expect that we will rely on third parties to conduct clinical trials for our product candidates.
●	We are, and will be, completely dependent on third parties to manufacture our product candidates, who may not perform as expected.
●	Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives could harm our business.
●	Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.
●	We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from discovering, developing and commercializing our product candidates.
●	If we discontinue development of the LNC platform delivery technology, we would be required to return such technology to the former stockholders of Aquarius and/or Rutgers and we would lose the rights to our lead product candidates.
●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
●	If we fail to obtain or maintain patent or trade secret protection for our technologies, third parties could use our proprietary information.
●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	We will need to increase the size of our organization to grow our business, and we may experience difficulties in managing this growth.

●	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
●	Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.
●	The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.
●	We do not intend to pay dividends on our common stock in the foreseeable future.
●	An active public trading market for our common stock may not be sustained.
●	Our share price has been and could remain volatile.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	Upon dissolution of our Company, you may not recoup all or any portion of your investment.
●	Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.
●	Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock
●	Stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees could be limited.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $23.3 million and $22.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $131.6 million. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations through private placements and public offerings of our equity securities and, to a lesser extent, through funding from the Cystic Fibrosis Foundation, or CFF, and the National Institutes of Health, or the NIH. We have devoted substantially all of our financial resources and efforts to the research and development of potential product candidates. All of our product candidates are in the development stage, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct additional clinical studies of our product candidates, including the ongoing EnACT clinical trial of MAT2203 in CM, our preclinical toxicology program for MAT2501, and conduct additional preclinical and clinical trials to further validate and expand our LNC platform delivery technology, continue research and development, initiate clinical trials and, if development succeeds, seek regulatory approval of our product candidates. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and marketable securities, including restricted cash, of approximately $49.9 million as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including:

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

Our stockholders may be subject to substantial dilution by exercises of outstanding options and warrants.

As of December 31, 2021, we had outstanding options to purchase an aggregate of 28,184,291 shares of our common stock at a weighted average exercise price of $1.21 per share and warrants to purchase an aggregate of 988,000 shares of our common stock at a weighted average exercise price of $0.56 per share. The exercise of such outstanding options and the warrants will result in dilution of the value of our shares.

Our operating history to date may make it difficult to evaluate the success of our business to date and to assess our future viability.

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

Because we are still in the clinical stage of our development efforts, and are in the process of determining the overall clinical development path for our current and future product candidates, the timing and costs of the regulatory paths we will follow. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of MAT2203, MAT2501 and any other product candidates we may develop will depend on many factors, including the following:

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

We cannot be certain that any of our product candidates will receive regulatory approval, without which we will not be able to market any of our product candidates. Any delay in the approval process will harm our business.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive and uncertain. We may be unable to submit any NDA in the United States or any marketing approval application in foreign jurisdictions for any of our products. If we submit an NDA including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner, or at all, without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding such product candidates.

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

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated in recent years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of REMS measures that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought.

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

To date, we have only developed limited in-house manufacturing capabilities for the LNC platform delivery technology needed for the clinical development our MAT2203 and MAT2501 product candidates. If we do not develop a long-term in-house manufacturing capability for our LNC platform product candidates sufficient to produce product for continued development and, if regulatory approval is obtained, then commercialization of these products, we will be dependent on a small number of third-party manufacturers for the manufacture of our product candidates. We may not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our products in a timely manner from these third parties could delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to cGMP and similar foreign standards and we would not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

If we are unable to successfully commercialize our products our ability to generate revenue and will be limited.

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

We may not be able to maintain orphan drug designation or exclusivity for our anti-infective product candidates.

We have received orphan drug designation for MAT2203 and MAT2501 in the United States and may seek additional orphan drug designation for other product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same indication for that drug during that time period. For a product that obtains orphan drug designation on the basis of a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. The exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We cannot assure you that the application for orphan drug designation of MAT2203, MAT2501, or any future application with respect to any other product candidate, will be maintained or granted. If we are unable to maintain orphan drug designation in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

We have received a qualified infectious disease product, or QIDP, designation for MAT2203 and MAT2501 for certain indications and we may be eligible for designation of future product candidates as QIDPs. A QIDP is “an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” A product designated as a QIDP will be granted priority review by the FDA and may qualify for “fast track” status. Upon the approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted a period of five years of regulatory exclusivity in addition to any other period of regulatory exclusivity for which the product is eligible. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Moreover, even if we do receive such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that our product candidate, even if determined to be a QIDP, will be approved by the FDA.

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

If MAT2203, MAT2501 or any other product candidates we may develop is approved but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of such product candidate may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize such product candidate successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render such product candidate not commercially viable. For example, regulatory authorities may approve such product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for such product candidate, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve such product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA may place conditions on approvals including potential requirements or risk management plans and the requirement for a Risk Evaluation and Mitigation Strategy (REMS) to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of such product candidate. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of such product candidate.

We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities, we may not successfully commercialize any of our product candidates, even if regulatory approval is obtained.

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

If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty successfully commercializing MAT2203, MAT2501 or any other product candidates we may develop, which would adversely affect our business, operating results and financial condition. Outside the United States, we may commercialize our product candidates by entering into collaboration agreements with pharmaceutical partners. We may not be able to enter into such agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties

If we are unable to file for approval of MAT2203 or MAT2501 under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing the NDAs for MAT2203 and MAT2501 include efforts to minimize the data we will be required to generate in order to obtain marketing approval for this product candidate and therefore reduce the development time. We intend to rely on the history of efficacy of amphotericin B, and although we met with the FDA in 2019 and again in 2021 to discuss our development plans for MAT2203, there is no assurance we will satisfy FDA’s requirements for approval of MAT2203 under a 505(b)(2) pathway. We have not yet met with FDA to discuss the regulatory pathway for MAT2501. The timelines for filing and review of our NDAs for MAT2203 and MAT2501 are based on our plan to submit these NDAs under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any product candidate. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.

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

Even if we obtain marketing approval for any product candidate, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our future products.

Even if we obtain United States regulatory approval of MAT2203, MAT2501 or any other product candidates that we may develop, FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming post-approval studies, and post-market surveillance to monitor safety and efficacy. Our future products will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of AEs and other post-market information. These requirements include registration with FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continuous review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

If we or a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

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

The occurrence of any event or penalty described above may inhibit our ability to commercializeMAT2203, MAT2501 or any of our other product candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

We are in the process of evaluating potential next steps in the development of LYPDISO.

We have initiated a global process to identify a partner to advance development of LYPDISO and have allocated resources away from a Phase 3 program for LYPDISO. However, there is no guarantee that we will identify a suitable partner for LYPDISO or that we will be able to enter into a partnering agreement on favorable terms. In the event that we do not identify a suitable partner, enter into a partnering agreement on favorable terms, or if a potential partner fails to satisfy its obligations to develop and commercialize LIPDOSO, we may never realize the full or any value from LYPDISO.

Future legislation, and/or regulations and policies adopted by the FDA may increase the time and cost required for us to conduct and complete clinical trials.

FDA has established regulations to govern the drug development and approval process, as have foreign regulatory authorities. The policies of FDA and other regulatory authorities may change, and additional laws or government regulations may be promulgated that could prevent, limit, delay but also accelerate regulatory review of our product candidates. For example, in December 2016, the Cures Act was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation. We cannot predict what if any effect the Cures Act or any existing or future guidance from FDA will have on development of our product candidates.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize MAT2203, MAT2501 or any other product candidates that we may develop in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We expect that we will rely on third parties to conduct clinical trials for our product candidates, which exposes us to the risk of reliance on the performance of third parties.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient, or API, in MAT2203, MAT2501, or any of our product candidates, for use in our clinical trials or for commercial product, if any. As a result, we will rely on contract manufacturers throughout the development process and then if and when MAT2203, MAT2501, or any of our product candidates are approved for commercialization. We have not entered into any agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of MAT2203, MAT2501, or any of our product candidates, on favorable terms to us, or at all.

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

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, or inflation could adversely impact our business. In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the Russian invasion of the Ukraine, the withdrawal of the United Kingdom from the European Union, and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business.

Risks Relating to Our Intellectual Property Rights and Regulatory Exclusivity

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from discovering, developing and commercializing our product candidates.

We rely exclusively upon our LNC platform delivery technology which is licensed to us by Rutgers. We do not own some of the patents that underly this in-license technology. Our rights to use the technology we license are subject to the negotiation of, continuation of and compliance with the terms of our license agreement with Rutgers. Pursuant to the terms of our license agreement with Rutgers, we control the prosecution, maintenance, or filing of the patents to which we hold licenses, as well as the enforcement of these patents against third parties. However, some of our patents and patent applications were either acquired from another company who acquired those patents and patent applications from yet another company or are licensed from a third party. Thus, these patents and patent applications were not written by us or our attorneys, and we did not have control over the drafting and prosecution of certain of these patents. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

Certain of our licenses contained in our agreement with Rutgers contain provisions that allow the licensor to terminate the license if (i) we breach any payment obligation or other material provision under the agreement and fail to cure the breach within a fixed time following written notice of termination, (ii) we or any of our affiliates, licensees or sub licensees directly or indirectly challenge the validity, enforceability, or extension of any of the licensed patents or (iii) we declare bankruptcy or dissolve. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Termination of these licenses may prevent us from discovering, developing and commercializing product candidates based on the LNC platform delivery technology, including our lead anti-infective product candidates, MAT2203 and MAT2501. Determining the scope of the license and related royalty obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from discovering, developing and commercializing product candidates based on the LNC platform delivery technology, including our lead anti-infective product candidates.

If we discontinue development of the LNC platform delivery technology, we would be required to return such technology to the former stockholders of Aquarius and/or Rutgers and we would lose the rights to our lead product candidates.

Under certain circumstances, we will be required to transfer Aquarius’ LNC platform delivery technology back to the former shareholders of Aquarius. This transfer would be required under the Aquarius Merger Agreement pursuant to which we acquired the rights to the LNC platform delivery technology in the event the following conditions are met: (i) we shall have discontinued efforts to develop or commercialize the LNC platform delivery technology (as conclusively demonstrated by our omission of the LNC platform delivery technology in at least two consecutive royalty, progress and payment reports delivered to Rutgers pursuant to the license agreement entered into between Aquarius and Rutgers) and (ii) as of the Transfer Date, no unresolved indemnification claims for us and our indemnified parties are pending. If the foregoing conditions are met, we would transfer the LNC platform delivery technology to the stockholder representative or to a newly formed entity as directed by the stockholder representative (in either case for the benefit of the former Aquarius stockholders) following receipt of any necessary third-party consents required for the transfer, which we shall use its commercially reasonable efforts to obtain. If we are required to transfer the LNC platform delivery technology back to the former shareholders of Aquarius, we would lose our rights to our lead product candidates, which would have a material and adverse effect on our business.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents (including patents owned and licensed by us). We currently own or have rights to 30 issued patents relating to our LNC platform delivery technology, as well as pending patent applications for our LNC platform delivery technology that may never be approved by the United States or foreign patent offices. Furthermore, any patents which may eventually be issued from existing patent applications for any of our technologies, may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

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

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of MAT2203, MAT2501 or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize MAT220, MAT2501 or any future product candidate and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties against us would be time-consuming and may:

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent MAT2203 or MAT2501 from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to LYPDISO, MAT2203, MAT2501 or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our current product candidates or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign, MAT2203, MAT2501or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing MAT2203, MAT2501 or a future product candidate, which could harm our business, financial condition and operating results.

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

We have 31 employees as of February 25, 2022. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, development, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees would adversely impact our business prospects.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Jerome D. Jabbour, our Chief Executive Officer and President, Theresa Matkovits, our Chief Development Officer, and Dr. Hui Liu, our Chief Technology Officer, would adversely impact our business prospects.

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

We face a potential risk of product liability as a result of the clinical testing of MAT2203, MAT2501 or any future product candidates and will face an even greater risk if we commercializeMAT2203, MAT2501 or any other future product. For example, we may be sued if any product we develop or any material that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of MAT2203 or MAT2501. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, our information security systems and those of our CROs are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information gathered and used in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In the European Union the General Data Protection Regulation, or GDPR, is even more restrictive with respect to all personal information, including information masked by a coding system. In addition to HIPAA and GDPR, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed, our competitive position could be compromised, or our business reputation could be harmed.

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

Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our Series A Preferred Stock, we are required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2024, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203 or MAT2501, we are required to pay to the holders of our Series A Preferred Stock, subject to certain vesting requirements, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 10,000,000 additional shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your Shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

●	they provide that special meetings of stockholders may be called only by the board of directors, President or our Chairman of the Board of Directors, or at the request in writing by stockholders of record owning at least fifty (50%) percent of the issued and outstanding voting shares of common stock;

●	they do not include a provision for cumulative voting in the election of directors. Under cumulative voting, a minority stockholder holding a sufficient number of shares may be able to ensure the election of one or more directors. The absence of cumulative voting may have the effect of limiting the ability of minority stockholders to effect changes in our board of directors; and

●	they allow us to issue, without stockholder approval, up to 10,000,000 shares of preferred stock (all of which remain available for issuance) that could adversely affect the rights and powers of the holders of our common stock.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

Stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees may be limited.

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

Item 2.	Properties

Facilities

Our administrative offices consist of approximately 8,900 square feet of office space in Bedminster, NJ that we occupy under a lease that expires in August 2028. We also lease laboratory space approximating 14,000 square feet in Bridgewater, NJ, that expires in July 2027.

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

On February 25, 2022, the closing sale price of our common stock, as reported by the NYSE MKT, was $0.60 per share and we had approximately 107 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

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

Recent Sales of Unregistered Securities

On February 8, 2022, 400,000 shares of our common stock were issued to Rutgers, The State University of New Jersey (“Rutgers”), as partial consideration of the Second Amended and Restated Exclusive License Agreement, dated February 8, 2022, between us and Rutgers. Such shares were issued to Rutgers pursuant to an exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act because we believe: (i) the securities were offered and sold only to an accredited investor; and (ii) Rutgers had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the receipt of these securities, and that it was knowledgeable about our operations and financial condition. Further, there was no general solicitation or general advertising related to this issuance of such shares.

On September 3, 2021, 1,500,000 shares of our common stock were issued to the holders of Aquarius Biotechnologies Inc. (“Aquarius”) as partial consideration of the Amendment, dated September 3, 2021, to the Agreement and Plan of Merger by and among the Company, Saffron Merger Sub, Inc., Aquarius and J Carl Craft, as holder representative, dated January 19, 2015 (the “Aquarius Merger Agreement”). Such shares were issued in place of certain milestone payments previously included under the Aquarius Merger Agreement upon the achievement of specified development milestones. Such shares were issued to the holders of Aquarius, as defined in the Aquarius Merger Agreement, pursuant to an exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act because we believe: (i) the securities were offered and sold only to accredited investors; and (ii) the holders had knowledge and experience in financial and business matters which allowed each of them to evaluate the merits and risk of the receipt of these securities, and that each holder was knowledgeable about our operations and financial condition. Further, there was no general solicitation or general advertising related to this issuance of such shares.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

Item 6.	[Reserved]

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Overview

We are focused on redefining the intracellular delivery of nucleic acids and small molecules through our lipid nanocrystal (LNC) drug delivery platform and its application to overcome current challenges in safely and effectively delivering small molecules, nucleic acids, gene therapies, proteins/peptides, and vaccines.

Key elements of our strategy include:

●	Advancing our clinical stage assets based on our LNC platform delivery technology and continuing to expand utilization of this promising technology into areas of innovative medicine beyond small molecules, including nucleic acids (e.g. mRNA, DNA, antisense oligonucleotides (ASOs)) and proteins, both internally and through additional external collaborations and partnerships.

●	Advancing MAT2203 toward NDA filing through the ongoing EnACT study for the treatment of cryptococcal meningitis, which highlights the safety and efficacy of this promising drug candidate, while also demonstrating the ability of our LNC platform technology to deliver potent medicines across the blood-brain barrier with oral administration.

●	Progressing the development of MAT2501 through extensive preclinical toxicology and efficacy studies in NTM infections and completing a single ascending dose (SAD) pharmacokinetic study in healthy volunteers later in 2022, all with the financial support of the CFF.

We have incurred losses for each period from inception. Our net loss was approximately $23.3 million and $22.4 million for the fiscal years ended December 31, 2021 and 2020, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the years ended December 31, 2021 and 2020, we generated approximately $33 thousand and $158 thousand, respectively, in contract research revenues, resulting from a grant with the CFF in 2020 and a feasibility study agreement entered into with Genentech in 2019. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidates MAT2203, and MAT2501and advancement of our LNC platform delivery technology, which include:

●	the cost of conducting pre-clinical work;

●	the cost of acquiring, developing and manufacturing pre-clinical and human clinical trial materials;

●	costs for consultants and contractors associated with Chemistry and Manufacturing Controls (CMC), pre-clinical and clinical activities and regulatory operations;

●	expenses incurred under agreements with contract research organizations, or CROs, including the NIH, that conduct our pre-clinical or clinical trials;

●	employee-related expenses, including salaries and stock-based compensation expense for those employees involved in the research and development process; and
●	the reimbursement of certain expenses related to the CFF award agreement.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2021 and 2020. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock option expenses), travel and medical education.

	Years Ended December 31,
	(in thousands)
	2021	2020
Direct research and development expenses:
Manufacturing process development	$2,724	$1,421
Preclinical trials	401	744
Clinical development	2,261	5,149
Regulatory	339	95
Internal staffing, overhead and other	8,858	6,950
Total research & development	$14,583	$14,359

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. Our research and development expenses reflect the reimbursement of certain MAT2501 program expenses related to the CFF award agreement. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2022, we will be focused on advancing our lead product candidate, MAT2203, to efficacy data in the treatment of CM, accelerating the development of MAT2501 and also expanding application of our LNC platform delivery technology through both internal efforts and collaborations with third parties. We have also initiated a global process to identify a suitable partner to continue the development of LYPDISO.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. We anticipate that our general and administrative expenses during 2022 will remain relatively consistent with expenses incurred during 2021.

Sale of Net Operating Losses (NOLs)

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.3 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.

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

Current Operating Trends

Our current R&D efforts are focused on advancing our lead LNC product candidates, MAT2203, through clinical development toward an initial indication for the treatment of CM, accelerating development of MAT2501 with the assistance of the CFF, and expanding application of our LNC platform delivery technology through both internal efforts and collaborations with third parties. Our R&D expenses consist of manufacturing work and the cost of active pharmaceutical ingredients and excipients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

We expect that most of our R&D expenses in the near-term future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. At the appropriate time, subject to the approval of regulatory authorities, we expect to conduct early-stage clinical trials for each drug candidate. We anticipate funding these trials ourselves, and possibly with the assistance of federal grants, contracts or other agreements. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Results of Operations

Years Ended December 31, 2021 and 2020

The following table summarizes our operating expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Revenues	$33	$158

Expenses:
Research and development	$14,583	$14,359
General and administrative	10,185	10,006
Operating Expenses	$24,768	$24,365

Sale of net operating losses (NOLs)	$1,328	$1,073

Revenues. We generated approximately $33 thousand and approximately $158 thousand for the years ended December 31, 2021 and 2020, respectively. The amount earned in 2021 consists of contract research revenue resulting from the feasibility study agreement with Genentech, Inc. Amounts earned in 2020 consists of contract research revenue resulting from a grant with the CFF and the feasibility study agreement with Genentech Inc.

Research and Development expenses. R&D expense for the years ended December 31, 2021 and 2020 was approximately $14.6 million and $14.4 million, respectively. The increase of approximately $0.2 was due to a $1.2 million expense related to the Aquarius Merger Agreement, an increase of $1.1 million in product development expenses, and an increase of approximately $0.9 million of compensation expense, primarily related to headcount increases and the exercise of stock options, offset by a $3.0 million decrease in clinical trial expenses, primarily related to the reimbursement of certain MAT2501 program expenses of approximately $2.2 million and approximately $0.8 million decrease in other clinical trials expenses due to the completion of the MAT9001 clinical trials in 2020.

General and Administrative expenses. General and administrative expense for the year ended December 31, 2021 was approximately $10.2 million, an increase of approximately $0.2 million over prior year. The increase in general and administrative expense was primarily due to higher compensation expense related to the exercise of stock options and increased insurance expense offset by lower professional fees & consulting expense.

Sale of net operating losses (NOLs). The Company recognized approximately $1.3 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2021, we have raised a total of approximately $156.7 million in gross proceeds and $144.0 million, net, from sales of our equity securities.

As of December 31, 2021, we had cash, cash equivalents and marketable securities, excluding restricted cash, totaling $49.6 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below (in thousands):

	Years Ended December 31
	2021	2020
Cash used in operating activities	$(15,223)	$(17,368)
Cash used in investing activities	16,770	(40,667)
Cash provided by financing activities	6,964	48,047
Net (decrease)/increase in cash and cash equivalents and restricted cash	$8,511	$(9,988)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was approximately $15.2 million, compared to approximately $17.4 million in the prior year. The decrease of approximately $2.2 million for the period was primarily due to a decrease of approximately $2.0 million of working capital adjustments due to the timing of receipts and payments in the ordinary course of business and approximately $0.9 million of net non-cash items offset by approximately $0.8 million of an increase in net loss in the current period. We expect that there will be an increase in cash used in operations during 2022 due to higher research and development expenses as we continue to move our product candidates and LNC platform delivery technology forward in their development cycles.

Investing Activities

Approximately $16.8 million of cash was provided by and approximately $40.7 million of cash was used in investing activities for the years ended December 31, 2021 and 2020, respectively. The increase of $57.5 million was primarily due to the approximately $8.8 million increase in proceeds received from maturities of our marketable securities and the decrease of approximately $48.9 million in purchases of marketable securities as compared to the prior year partially offset by $0.2 million in purchases of equipment and leasehold improvements for the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities was approximately $7.0 million and approximately $48.0 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $41.0 million in cash provided by financing activities is primarily due to the Company raising approximately $5.6 million of net proceeds from the January 2021 ATM sales of our common stock compared to the approximately $46.7 million of net proceeds that was raised from the January 2020 public offering of common stock. Other financing activities included a decrease of approximately $0.8 million from the exercising of warrants offset by an increase of approximately $0.8 million from the exercising of stock options.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct further preclinical and clinical studies of MAT2203, our lead product candidate, even is such studies are primarily financed with non-dilutive funding from NIH;

●	support the conduct of further preclinical and clinical studies of MAT2501, even if such studies are primarily financed with non-dilutive funding from the CFF;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures requirements through 2023.

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

Our financial statements, together with the independent registered public accounting firm report thereon, are incorporated by reference from the applicable information set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K which includes the report of EisnerAmper LLP (PCAOB ID: 247).

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures:

As of December 31, 2021, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2021, our internal control over financial reporting was effective, as management did not identify any deficiencies in internal control over financial reporting that was determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting:

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that occurred during the period ended December 31, 2021 covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position(s)
Herbert Conrad	89	Chairman of the Board, Director
Jerome D. Jabbour	47	Chief Executive Officer and President, Director
James J. Ferguson	68	Chief Medical Officer
Thomas J. Hoover	52	Chief Business Officer
Keith A. Kucinski	52	Chief Financial Officer
Hui Liu	54	Chief Technology Officer
Raphael J. Mannino	74	Chief Scientific Officer
Theresa Matkovits	54	Chief Development Officer
Kathryn Corzo	61	Director
Eric Ende	53	Director
Natasha Giordano	60	Director
James S. Scibetta	57	Director
Matthew Wikler	72	Director

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

James J. Ferguson, MD was appointed Chief Medical Officer in February 2019. Prior to joining the Company he served as the Cardiovascular and Bone Therapeutic Area Head for U.S. Medical Affairs, at Amgen (NASDAQ: AMGN), multinational biopharmaceutical company, from 2016 to 2019. Prior to Amgen Dr. Ferguson held a number of senior positions at AstraZeneca, a multinational pharmaceutical and biopharmaceutical company, including Vice President of US Cardiovascular Medical and Scientific External Relations, Therapeutic Area Vice President of Cardiovascular Global Medical Affairs, U.S. Development Brand Leader for BRILINTA®, and Senior Director, Clinical Research. Before joining AstraZeneca he was Vice President of Surgical and Critical Care for The Medicines Company. In addition, Dr. Ferguson had more than 20 years of academic experience as the Associate Director of Clinical Cardiology Research at the Texas Heart Institute, Co-Director of the Cardiology Fellowship Training Program at St. Luke’s Episcopal Hospital in Houston, where he was an Associate Professor of Medicine at Baylor College of Medicine, and a Clinical Assistant Professor at the University of Texas Health Science Center at Houston. Dr. Ferguson has served on the Editorial Board of numerous peer-reviewed journals and has over 400 publications and book chapters. Dr. Ferguson received his B.A. (cum laude) in Biology from Harvard University, his M.D. from the University of Pennsylvania School of Medicine and completed his post-graduate training at the University of Michigan Medical Center, Ann Arbor, Michigan and Beth Israel Hospital, Boston, Massachusetts.

Thomas J. Hoover, MBA has served as Chief Business Officer since December 2021. Prior to joining the Company, Mr. Hoover was the Chief Business Officer at Millendo Therapeutics, (now Tempest Therapeutics, Inc.) a clinical stage biotech, from 2016 to 2021. Prior to joining Millendo, Mr. Hoover was Vice President of New Product Planning and Corporate Development and Licensing at Sunovion Pharmaceuticals Inc., a global biopharmaceutical company. Mr. Hoover started his pharmaceutical career at GSK in 2001 working in the Global Commercial Strategy group. Earlier in his career, Mr. Hoover worked for The Boston Consulting Group. Mr. Hoover holds a M.B.A. from the University of North Carolina and a B.A. from Harvard College.

Keith A. Kucinski, MBA, CPA was appointed Chief Financial Officer in January 2019. He most recently served as Chief Financial Officer at RemedyOne, a privately held healthcare consulting organization, during 2018. Prior to that, he served as Vice President & Treasurer at Par Pharmaceutical Companies, Inc., an operating company of Endo International plc, a leading generics and specialty-branded pharmaceutical company, from 2009 to 2015. In addition, Mr. Kucinski held various roles at Barr Pharmaceuticals, Inc., including Senior Director, Finance & Corporate Development and Assistant Treasurer & Senior Director, Finance. Mr. Kucinski is a Certified Public Accountant. He received his Bachelor of Business Administration in Accounting from the University of Notre Dame and an M.B.A. in Finance & Management from the Leonard N. Stern School of Business at New York University.

Hui Liu, PhD, MBA has serves as Chief Technology Officer since December 2020. Prior to joining the Company, Dr. Liu was Director of Formulation and Delivery at Seqirus USA Inc., a privately held global leader in influenza and pandemic response, from 2017 to 2020. Prior to joining Seqirus, Dr. Liu was Director of CMC at Cellics Therapeutics, Inc., a privately held development stage biopharmaceutical company, in 2017, and Senior Technical Lead at Alcon Inc. (SIX/NYSE: ALC), a global leader in eye care, from 2015 to 2017. Earlier in his career, Dr. Liu held positions at Cellics Therapeutics, Inc., a privately held biotech company, and Allergan. Dr. Liu holds a Ph.D. in polymer chemistry from the University of Michigan, an M.B.A. from the University of Massachusetts, Amherst, and a B.S. from The University of Science and Technology of China.

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

Theresa Matkovits, PhD has served as Chief Development officer since October 2018. She joined the Company after having most recently served as the Chief Operating Officer of ContraVir Pharmaceuticals (NASDAQ: CTRV) (now Hepion Pharmaceuticals), a clinical stage biopharmaceutical company, from 2015 to 2018. From 2013 to 2015, Dr. Matkovits served as Global Program Leader at NPS Pharmaceuticals, a specialty pharmaceutical company that was purchased by Shire in 2015. Prior to her time at NPS, Dr. Matkovits was Vice President, Innovation Leader at The Medicines Company. Earlier in her career, Dr. Matkovits held a number of global leadership positions at Novartis across Global Development and the U.S. Commercial Organization, including as Head, Strategic Planning and Operations, U.S. Medical and Drug Regulatory Affairs. Dr. Matkovits began her career at the Roche Institute of Molecular Biology and Organon where she held positions in clinical development in women’s health and research in the area of infertility. Dr. Matkovits serves on the Board of Directors of Appili Therapeutics (TSX: APLI; OTCQX: APLIF) and GoodCap Pharmaceuticals, a privately held pharmaceutical company. Dr. Matkovits earned her Ph.D. in Biochemistry and Molecular Biology from the University of Medicine and Dentistry of NJ.

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

Jerome D. Jabbour. See description under “Management.”

Kathryn Corzo, RPh, MBA has served on our board of directors since November 2021. Ms. Corzo is currently the Chief Operating Officer of bit.bio Ltd, a privately funded company coding human cells to precision engineer the next generation of medicines, a position she has held since 2021. Prior to bit.bio, Ms. Corzo was partner at Takeda Ventures, Inc., the corporate investment arm of Takeda Pharmaceutical Company Limited, and also served as Head, Oncology Cell Therapy Development at Takeda Pharmaceutical Company Limited (TSE: 4502/NYSE: TAK), a global biopharmaceutical company, a position she held since 2020. Before Takeda, Ms. Corzo was Vice President, R&D Myeloma Program Leader at Sanofi Genzyme, a specialty care global business unit of Sanofi, from 2010 to 2019. From 1989-2010, Ms. Corzo worked at Hoffman – La Roche, Roche Molecular Systems, Eli Lilly and Syndax, during which time she held roles of increasing seniority in operations, global clinical development, medical affairs, business development, market access and brand management across multiple therapeutic products and indications. Ms. Corzo holds an MBA from Massachusetts Institute of Technology Sloan School of Management and a Bachelor of Science in Pharmacy from Massachusetts College of Pharmacy. We believe Ms. Corzo is qualified to serve on our Board of Directors due to her broad experience in the life sciences industry.

Eric Ende has served on our board of directors since April 2017. Dr. Ende is president of Ende BioMedical Consulting Group, a privately-held consulting company which is focused on helping life sciences companies raise capital, identify licensing partners, and optimize corporate structure as well as analyzing both private and public investment opportunities for clients within the life sciences industry, a position he has held since 2009. In addition, Dr. Ende consulted with Icahn Enterprises in their efforts to appoint board members at Forest Labs, Genzyme, Biogen IDEC, and Amylin. Dr. Ende served on the board of directors and as a member of the Audit and Risk Management Committee of Genzyme Corp. (NASDAQ: GENZ) from 2010 until it was acquired by Sanofi (NSYE: SNY) in 2011. Through another activist campaign, Dr. Ende served on the board of directors of Progenics Pharmaceuticals, Inc., an oncology company, from 2019 until it was acquired by Lantheus Holdings, Inc. in 2020, as Chair of the Compensation Committee and a member of the Audit and Science Committees. Dr. Ende also serves on the board of directors of Avadel Pharmaceuticals plc, a biopharmaceutical company, as Chair of the Nomination & Corporate Governance Committee and a member of the Audit and Compensation Committees and since January 2022 also serves on the board of NeuBase Therapeutics. Dr. Ende is currently serving on the Technology Transfer Committee of Mount Sinai Innovation Partners and served as the Chairman of the Unsecured Creditor’s Committee overseeing the bankruptcy of Egenix, Inc. From 2002 through 2008, Dr. Ende was the senior biotechnology analyst at Merrill Lynch. From 2000 through 2002, Dr. Ende was the senior biotechnology analyst at Banc of America Securities and, from 1997 to 2000, he was a biotechnology analyst at Lehman Brothers. Dr. Ende received an MBA in Finance & Accounting from NYU – Stern Business School in 1997, an MD from Mount Sinai School of Medicine in 1994, and a BS in Biology and Psychology from Emory University in 1990. We believe Dr. Ende is qualified to serve on our board of directors due to his industry experience, including as president of Ende BioMedical Consulting Group and as a biotechnology analyst, and his prior public company board experience.

Natasha Giordano. Ms. Giordano has served as a member of our board of directors since September 2020. Ms. Giordano has been President, Chief Executive Officer and director of PLx Pharma Inc. (NASDAQ: PLXP), a late-stage specialty pharmaceutical company, since January 2016. Previously, Ms. Giordano served as Chief Executive Officer of ClearPoint Learning, Inc., a privately held learning and training platform company, from May 2015 through November 2015. She also served on the ClearPoint board of directors from December 2009 through November 2015. Previously, Ms. Giordano served as the Chief Executive Officer of Healthcare Corporation of America (NYSE: HCA), a leading healthcare provider, from January 2014 through August 2014. From June 2009 to August 2012, Ms. Giordano served as Chief Operating Officer and then as Chief Executive Officer, President and a member of the board of directors of Xanodyne Pharmaceuticals, Inc., a privately-held branded specialty pharmaceutical company with development and commercial capabilities focused on pain management and women’s health. Prior to that, she served as President, Americas, for Cegedim Dendrite (formerly Dendrite International Inc.), a global technology services company, from 2007 to 2008 and as Senior Vice President of the Global Customer Business Unit of Cegedim Dendrite from 2004 to 2007. Ms. Giordano holds a Bachelor of Science degree in nursing from Wagner College. We believe Ms. Giordano is qualified to serve as a director due to her extensive experience in commercialization, general management and knowledge of the pharmaceutical and health care industries.

James S. Scibetta has served as a member of our board of directors since November 2013. Mr. Scibetta is currently the Chief Executive Officer of ImmuneID, a privately held precision immunology company. Prior to ImmuneID, Mr. Scibetta was Chief Executive Officer of Maverick Therapeutics, a development stage immune-oncology company, from 2017 until 2021 when it was acquired by Takeda Pharmaceutical Company Limited. Prior to Maverick, he was President and Chief Financial Officer of Pacira Pharmaceuticals, Inc. (NASDAQ: PCRX), a specialty pharmaceutical company, a position he held since October 2015. Prior to that, Mr. Scibetta was the Chief Financial Officer of Pacira Biosciences, Inc. (NASDAQ: PCRX), a non-opioid pain management and regenerative health solutions company, since 2008. Prior to joining Pacira in August 2008, he served as a consultant to Genzyme Corporation following the sale of Bioenvision Inc. (NASDAQ: BIVN) to Genzyme in 2007. From 2006 to 2007 Mr. Scibetta was CFO of Bioenvision. From 2001 to 2006, he was Executive Vice President and Chief Financial Officer of Merrimack Pharmaceuticals Inc. (NASDAQ: MACK). Mr. Scibetta has previously served on the board of directors at the following life sciences companies: Nephros Inc. (NASDAQ: NEPH), Merrimack Pharmaceuticals and Labopharm Inc. Prior to his executive management experience, Mr. Scibetta spent over a decade in investment banking where he was responsible for sourcing and executing transactions for a broad base of public and private healthcare and life sciences companies. Mr. Scibetta received his Bachelor of Science in Physics from Wake Forest University and an MBA from the University of Michigan. We believe Mr. Scibetta is qualified to serve on our board of directors because of his extensive management experience in the pharmaceutical industry, his investment banking experience and his experience as a chief financial officer and audit committee member of several publicly traded companies.

Matthew A. Wikler has served as a member of our board of directors since January 2018. Dr. Wikler currently serves as the Principal of Infectious Disease Technology Development Consulting (IDTD Consulting), a privately-held consulting firm, where he provides clinical, medical and regulatory strategic insight to companies developing new technologies for the treatment and prevention of infectious diseases, a position he has held since 2015. Prior to that from 2012 to 2015, Dr. Wikler served at The Medicines Company (NASDAQ: MDCO), a biopharmaceutical company, as VP, New Business Ventures and VP and Medical Director, Infectious Disease Care. Over the course of his career Dr. Wikler held senior leaderships positions for a number of pharmaceutical companies, including as Chief Development Officer of Rib-X Pharmaceuticals, Inc., a privately-held biopharmaceutical company developing new antibiotics to provide expanded coverage, safety and convenience for the treatment of serious and life-threatening infections, President and Chief Executive Officer of IASO Pharma Inc., a privately-held clinical stage biotechnology company focused on the development of antibacterial and antifungal therapeutics, the Institute for One World Health, a 501(c)(3) nonprofit drug development organization, Mpex Pharmaceuticals, Inc., a privately-held company focused on developing and manufacturing therapies for antibiotic resistance with focus on gram-negative organisms, Peninsula Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on developing and commercializing antibiotics to treat life-threatening infections (acquired by Johnson & Johnson (NYSE: JNJ)), ViroPharma Incorporated (NASDAQ: VPHM), Bristol-Myers Squibb Company (NYSE:BMY), and Ortho-McNeil Pharmaceutical (a division of Johnson & Johnson). Dr. Wikler began his career at Smith Kline & French/Smith Kline Beecham where he held positions of increasing responsibilities over ten years. Dr. Wikler held a variety of positions at the FDA, including the Deputy Director of the Division of Anti-Infective Drug Products. Dr. Wikler earned a B.A. in Chemistry from Franklin and Marshall College, an M.D. degree from Temple University School of Medicine, and his M.B.A. from the University of Pennsylvania Wharton School of Business. He completed his Infectious Diseases Fellowship at the Hospital of the University of Pennsylvania and is a Fellow of the Infectious Diseases Society of America. We believe Dr. Wikler is qualified to serve on our board of directors because of his extensive management experience in the pharmaceutical industry and his clinical, drug development and regulatory experience.

There are no family relationships among any of our directors or executive officers.

Scientific Advisory Board

We believe in seeking and attracting scientific and clinical leaders in the field of cardiovascular medicine as well as infectious diseases to provide counsel and support our growth. We have established two separate Scientific Advisory Boards for MAT2203 and MAT2501, respectively, which consist of individuals who are experts in their chosen fields and recipients of many academic honors and awards.

Board Committees

Our board of directors has four standing committees — an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Scientific Advisory Committee.

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. James Scibetta, Herbert Conrad, Eric Ende and Natasha Giordano currently serve as members of the Audit Committee, with James Scibetta, serving as its chairman. All members of the Audit Committee have been determined to be financially literate and are considered independent directors as defined under the NYSE MKT’s listing standards and applicable SEC rules and regulations. Mr. Scibetta qualifies as an audit committee “financial expert” as that term is defined by SEC regulations. The Audit Committee met four times during 2021. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of our executive officers, including our chief executive officer, and makes recommendations in that regard to the Board as a whole. Eric Ende, Kathryn Corzo, James Scibetta and Matthew Wikler currently serve as members of the Compensation Committee, with Eric Ende serving as its chairman. All members of the Compensation Committee are considered independent directors as defined under the NYSE MKT’s listing standards. The Compensation Committee met four times during 2021. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Bylaws and applies the same criteria to all persons being considered. Herbert Conrad, Eric Ende, and James Scibetta currently serve as members of the Nominating and Corporate Governance Committee, with Herbert Conrad serving as its chairman. All members of the Nominating and Corporate Governance Committee are considered independent directors as defined under the NYSE MKT’s listing standards. The Nominating and Corporate Governance Committee met four times during 2021. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.matinasbiopharma.com.

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

Item 11.	Executive Compensation

Summary Compensation Table – 2021

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly-compensated executive officers who were serving as executive officers as of December 31, 2021 for services rendered in all capacities to us for the years ended December 31, 2021 and December 31, 2020. These individuals are our named executive officers for 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jerome D. Jabbour	2021	545,000	250,000	2,898,314	-	3,693,314
Chief Executive Officer	2020	500,000	250,000	2,180,085	-	2,930,085

James J. Ferguson	2021	422,300	164,000	1,035,637		1,621,937
Chief Medical Officer	2020	410,000	150,000	1,090,043	-	1,650,043

Theresa Matkovits	2021	378,525	147,000	812,636	-	1,338,161
Chief Development Officer	2020	367,500	122,500	763,030	-	1,253,030

(1)Amounts reflect the grant date fair value of option awards granted in 2021 and 2020 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

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

Outstanding Equity Awards at Fiscal Year-End Table – 2021

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2021.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jerome D. Jabbour	-	1,658,100	$0.92	Dec 13, 2031
	-	1,600,000	$1.36	Dec 31, 2030
	479,167	520,833	$2.27	Dec 31, 2029
	531,250	218,750	$1.08	Feb 10, 2029
	937,500	62,500	$0.98	Mar 21, 2028
	400,000	-	$3.32	Feb 20, 2027
	350,000	-	$0.43	Feb 4, 2026
	175,000	-	$0.41	Jan 27, 2025
	350,000	-	$1.28	July 20, 2024
	350,000	-	$0.94	Oct 3, 2023

James J. Ferguson	-	587,600	$0.92	Dec 13, 2031
	-	575,000	$1.36	Dec 31, 2030
	239,584	260,416	$2.27	Dec 31, 2029
	247,917	102,083	$1.09	Feb 24, 2029

Theresa Matkovits	-	500,000	$0.92	Dec 13, 2031
	-	425,000	$1.36	Dec 31, 2030
	167,709	182,291	$2.27	Dec 31, 2029
	247,917	102,083	$1.08	Feb 10, 2029
	277,084	72,916	$0.79	Oct 14, 2028

2013 Equity Compensation Plan

General

On August 2, 2013, our Board of Directors adopted the 2013 Equity Compensation Plan pursuant to the terms described herein. The 2013 Equity Compensation Plan was approved by the stockholders on August 7, 2013. Effective May 8, 2014, upon the approval of our Board of Directors and our stockholders, we amended and restated our 2013 Equity Compensation Plan, primarily to include “evergreen” provisions, which provides that the number of shares of common stock available for issuance under the Plan is subject to an automatic annual increase on January 1 of each year beginning in 2015 equal to 4% of the number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares of common stock determined by the Board of Directors; to amend the definition of “fair market value”; and to increase the limits on awards under the Plan. The 2013 Equity Compensation Plan, as amended and restated, is referred to herein as the “2013 Plan.”

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

Shares Subject to the 2013 Plan. As of February 25, 2022 the aggregate number of shares of common stock available for issuance in connection with awards granted under the 2013 Plan is 45,603,238 shares, subject to customary adjustments for stock splits, stock dividends or similar transactions (the “Initial Limit”). Incentive Stock Options may be granted under the 2013 Plan with respect to all of those shares. The number of shares of common stock available for issuance under the 2013 Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2015, in an amount equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year (the “Annual Increase”). Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the Annual Increase in the share reserve for such calendar year shall be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of common stock which may be issued in respect of Incentive Stock Options is equal to the Current Limit, and will be increased on each January 1, by the Annual Increase for such calendar year.

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

Director Compensation

We maintain a policy pursuant to which our non-employee directors receive annualized compensation. The policy provides for the following compensation amounts payable in cash, or upon election by such non-employee director, in shares of unrestricted common stock: (i) each non-employee director is entitled to receive an annual fee of $50,000; (ii) the chairman of the board is entitled to receive an additional annual fee of $25,000; (iii) the vice chair, if one is appointed, is entitled to receive an additional annual fee of $20,000; (iv) the chair of our audit committee is entitled to receive an annual fee of $15,000 and other members of our audit committee are entitled to receive $7,500; (v) the chair of our compensation committee is entitled to receive an annual fee of $10,000 and other members of our compensation committee are entitled to receive $6,000; (vi) the chair of our nominating and corporate governance committee is entitled to receive an annual fee of $7,500, increasing to $8,000 on January 1, 2022, and other members are entitled to receive $4,000; and (vii) the chair of our scientific advisory committee is entitled to receive an annual fee of $7,500, increasing to $8,000 on January 1, 2022.

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

Director Compensation Table – 2021

The following table summarizes the annual compensation for our non-employee directors during 2021.

Name	Cash Compensation ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Herbert Conrad	90,000	-	80,000	170,000
Kathryn Corzo	9,283	-	160,000	169,283
Eric Ende	71,500	-	80,000	151,500
Natasha Giordano	57,500	-	80,000	137,500
Patrick G. LePore	66,739	-	-	66,739
James S. Scibetta	75,000	-	80,000	155,000
Matthew Wikler	31,750	31,750	80,000	143,500

(1)	Amounts reflect the grant date fair value of stock awards and option awards granted in 2021 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently composed of the following four non-employee directors: Eric Ende, Chair, Kathryn Corzo, James Scibetta and Matthew Wikler, with Ms. Corzo replacing Mr. LePore on the committee following the Company’s last Annual Shareholder meeting. No member of the Compensation Committee is or was formerly an officer or an employee of the Company during the last fiscal year. In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of the Company’s directors serve as an executive officer. Please see Item 13.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of February 25, 2022 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 216,864,526 shares outstanding as of February 25, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, February 25, 2022 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Directors and Executive Officers
Jerome D. Jabbour (1)	4,129,074	1.9%
Herbert Conrad (2)	5,889,819	2.7%
Kathryn Corzo (3)	25,245	*	%
Eric Ende (4)	1,076,012	*	%
Natasha Giordano (5)	197,398	*	%
James Scibetta (6)	1,644,378	*	%
Matthew Wikler (7)	1,070,309	*	%
James J. Ferguson (8)	738,022	*	%
Thomas J. Hoover (9)	-	*	%
Keith A. Kucinski (10)	868,459	*	%
Hui Liu (11)	194,792	*	%
Raphael Mannino (12)	2,839,091	1.3%
Theresa Matkovits (13)	913,022	*	%
Directors and Executive Officers as a group (13 persons) (14)	19,585,621	8.6%

* Less than 1%

(1) Includes 3,668,750 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 3,351,850 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(2) Includes 1,195,253 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 45,441 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(3) Includes 25,245 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 156,518 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(4) Includes 931,920 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 45,441 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(5) Includes 197,398 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 181,401 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(6) Includes 994,420 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 45,441 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(7) Includes 779,837 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 47,524 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(8) Includes 738,022 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 1,274,578 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(9) Does not include 850,000 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(10) Includes 773,959 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 1,101,041 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(11) Includes 194,792 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 680,208 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(12) Includes 919,376 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 490,624 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(13) Includes 913,022 shares of common stock issuable upon exercise of options that are exercisable within sixty days of February 25, 2022. Does not include 1,061,978 shares of common stock underlying options that are not exercisable within sixty days of February 25, 2022.

(14) See notes (1) through (13).

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders(1)	28,184,291	$1.21	4,282,530
Equity compensation plans not approved by stockholders	—	—	—
Total	28,184,291	$1.21	4,282,530

(1)	The amounts shown in this row include securities under the Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

(2)	In accordance with the “evergreen” provision in our 2013 Plan, an additional 8,650,778 shares were automatically made available for issuance on the first trading day of 2022, which represents 4% of the number of shares outstanding on December 31, 2021; these shares are excluded from this calculation.

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, there has been no transaction or series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which:

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

Director Independence

Based on information requested from and provided by each of our directors, our board of directors has determined that Messrs. Herbert Conrad, Eric Ende, James Scibetta, Matthew Wikler and Mses. Kathryn Corzo and Natasha Giordano are “independent directors” as such term is defined in the rules of the NYSE MKT’s corporate governance requirements and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Item 14.	Principal Accounting Fees And Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and 2020, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Years Ended December 31,
	2021	2020
	(in thousands)
Audit Fees	$249	$297
Audit-Related Fees	-	-
Tax Fees	-	-
Total Fees	$249	$297

Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements, audit of internal controls over financial reporting, review of our interim consolidated financial statements and comfort letters.

Audit-Related Fees consist of fees billed for professional services rendered for assurance related services that are reasonably related to the performance of the audit or review of our financial services.

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

Part IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 1, 2016 with the Securities and Exchange Commission).
3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed June 19, 2018 with the Securities and Exchange Commission).
4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 31, 2017 with the Securities and Exchange Commission).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
4.3	Form of 2015 Investor Warrant. (incorporated by reference to Exhibit 4.4 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015).
4.4	Form of 2015 Placement Agent Warrant. (incorporated by reference to Exhibit 4.5 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015).
4.5	Form of 2016 Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the SEC on November 2, 2016).
4.6	Description of Securities*
10.1	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.5	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
10.6	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015). +
10.7	Employment Agreement, dated September 1, 2015, between Matinas Biopharma Holdings, Inc. and Raphael J. Mannino. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015). †
10.8	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
10.9	Employment Agreement, dated March 22, 2018, between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 27, 2018). †
10.10	Employment Agreement, dated October 15, 2018, between Matinas Biopharma Holdings, Inc. and Theresa Matkovits (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2018). †
10.11	Employment Agreement, dated January 3, 2019, between Matinas Biopharma Holdings, Inc. and Keith Kucinski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019). †
10.12	Employment Agreement, dated February 25, 2019, between Matinas Biopharma Holdings, Inc. and James J. Ferguson III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2019). †
10.13	At-The-Market Sales Agreement, dated July 2, 2020, between Matinas BioPharma Holdings, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).
10.14	Therapeutic Development Award Agreement, dated November 19, 2020, between Matinas BioPharma Holdings, Inc. and the Cystic Fibrosis Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2021).
10.15	Employment Agreement, dated December 1, 2020, between Matinas Biopharma Holdings, Inc. and Hui Liu. †*
10.16	Employment Agreement, dated December 6, 2021, between Matinas Biopharma Holdings, Inc. and Thomas Hoover. †*
21.1	Subsidiaries Index*
23.1	Consent of EisnerAmper LLP*
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certifications**
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.*
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 8, 2022.

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

Person	Capacity	Date

/s/ Jerome D. Jabbour	Chief Executive Officer and Director	March 8, 2022
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Keith A. Kucinski	Chief Financial Officer	March 8, 2022
Keith A. Kucinski	(Principal Financial and Accounting Officer)

/s/ Herbert Conrad	Chairman of the Board	March 8, 2022
Herbert Conrad

/s/ Kathryn Corzo	Director	March 8, 2022
Kathryn Corzo

/s/ Eric Ende	Director	March 8, 2022
Eric Ende

/s/ Natasha Giordano	Director	March 8, 2022
Natasha Giordano

/s/ James S. Scibetta	Director	March 8, 2022
James S. Scibetta

/s/ Matthew A. Wikler	Director	March 8, 2022
Matthew A. Wikler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matinas BioPharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries as of December 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for research and development expenses

As disclosed in the consolidated statements of operations, for the year ended December 31, 2021, the Company incurred significant research and development (“R&D”) expenses, which amounted to approximately $14.6 million. At December 31, 2021, the Company had accrued $1.3 million for R&D expenses on the consolidated balance sheet. A large amount of the Company’s R&D expenses are service fees paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). The R&D activities with these CROs and CMOs are documented in contractual agreements and are typically performed over an extended period, and there may be several milestones of the services in one agreement. Therefore, the allocation of the service expenses based on the progress of the R&D projects and the milestones completed for the appropriate financial reporting period involved judgement and estimation.

We identified management’s estimate of accruals for R&D expenses as a critical audit matter due to the significance of these expenses to the financial statements and the subjectivity involved in estimating the progress of the R&D projects and service fees accrued for the completion of milestones by the CROs and CMOs. As a result, auditor judgement and additional testing were required to perform procedures and evaluate audit evidence related to the accruals for R&D expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the accruals for R&D expenses included the following, among others, (i) we obtained an understanding of management’s process and evaluated the design of controls related to the accrual process for R&D expenses; (ii) we read selected research agreements to evaluate whether the progress and the completion of milestones reported by the representatives of the CROs and CMOs and the corresponding service fees are based on the respective contractual terms, (iii) we sent confirmations to CROs and CMOs, on a sample basis, to confirm the amount of the total R&D service fees incurred for the year and the amounts of outstanding payables under the terms of the contracts, and (iv) we selected projects from the open contract list at year end and made inquiries of the Company research personnel regarding the project status, and we also inspected invoices received subsequent to year-end and additional documents and correspondence with the CROs and CMOs, supporting management’s estimate of R&D expenditures.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2011.

EISNERAMPER LLP

Iselin, New Jersey

March 8, 2022

Matinas BioPharma Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS:

Current assets:
Cash and cash equivalents	$21,029,806	$12,432,481
Marketable securities	28,592,049	46,246,573
Restricted cash	50,000	136,000
Prepaid expenses and other current assets	1,321,466	2,739,791
Total current assets	50,993,321	61,554,845

Non-current assets:
Leasehold improvements and equipment - net	1,537,728	1,523,950
Operating lease right-of-use assets - net	4,218,890	3,276,639
Finance lease right-of-use assets - net	22,270	58,007
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposits	200,000	200,000
Total non-current assets	10,332,753	9,412,461
Total assets	$61,326,074	$70,967,306

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$938,270	$349,941
Accrued expenses and other liabilities	2,850,888	2,795,329
Operating lease liabilities - current	538,546	391,498
Financing lease liabilities - current	21,039	30,853
Total current liabilities	4,348,743	3,567,621

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	4,140,387	3,304,063
Financing lease liabilities - net of current portion	2,621	23,660
Total non-current liabilities	4,484,273	3,668,988
Total liabilities	8,833,016	7,236,609

Stockholders’ equity:
Series B Convertible preferred stock, stated value $1,000 per share, 8,000 shares authorized as of December 31, 2021 and 2020, respectively; 0 and 4,361 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	3,797,705
Common stock par value $0.0001 per share, 500,000,000 shares authorized at December 31, 2021 and 2020, respectively; 216,269,450 and 200,113,431 issued and outstanding as of December 31, 2021 and 2020, respectively	21,627	20,010
Additional paid-in capital	184,251,138	167,192,003
Accumulated deficit	(131,634,208)	(107,507,193)
Accumulated other comprehensive (loss)/income	(145,499)	228,172
Total stockholders’ equity	52,493,058	63,730,697
Total liabilities and stockholders’ equity	$61,326,074	$70,967,306

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31,
	2021	2020
Revenue:
Contract research revenue	$33,333	$158,333
Costs and Expenses:
Research and development	14,583,283	14,358,918
General and administrative	10,184,805	10,005,967

Total costs and expenses	24,768,088	24,364,885

Loss from operations	(24,734,755)	(24,206,552)
Sale of New Jersey net operating loss	1,328,470	1,073,289
Other income, net	122,870	686,425

Net loss	$(23,283,415)	$(22,446,838)

Preferred stock series B accumulated dividends	(395,799)	(793,442)
Net loss attributable to common shareholders	$(23,679,214)	$(23,240,280)
Net loss attributable to common shareholders per share – basic and diluted	$(0.11)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted	210,178,332	196,894,628
Other comprehensive (loss)/income, net of tax
Net unrealized (loss)/gain on securities available-for-sale	(373,671)	237,537
Reclassification of realized gain on securities available-for-sale to net loss	-	(8,485)
Other comprehensive (loss)/income, net of tax	(373,671)	229,052
Comprehensive loss attributable to shareholders	$(23,657,086)	$(22,217,786)

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2019	4,577	$3,985,805	163,156,984	$16,315	$113,427,897	$(84,377,555)	$(880)	$33,051,582
Stock-based compensation	-	-	-	-	4,184,141	-	-	4,184,141
Issuance of common stock as compensation for services	-	-	379,385	38	390,604	-	-	390,642
Issuance of common stock in exchange for preferred shares B	(216)	(188,100)	432,000	43	188,057	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($3,308,790)	-	-	32,260,000	3,226	46,700,984	-	-	46,704,210
Issuance of common stock in exchange for Options	-	-	782,073	79	820,248	-	-	820,327
Issuance of common stock in exchange for Warrants	-	-	1,737,389	172	797,409	-	-	797,581
Stock dividends	-	-	1,365,600	137	682,663	(682,800)	-	-
Other comprehensive income	-	-	-	-	-		229,052	229,052
Net loss	-	-	-	-	-	(22,446,838)	-	(22,446,838)
Balance, December 31, 2020	4,361	$3,797,705	200,113,431	$20,010	$167,192,003	$(107,507,193)	$228,172	$63,730,697

Stock-based compensation	-	-	-	-	4,192,082	-	-	4,192,082
Issuance of common stock as compensation for services	-	-	31,769	4	31,748	-	-	31,752
Issuance of common stock in exchange for preferred shares B	(4,361)	(3,797,705)	8,722,000	873	3,796,832	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($172,592)	-	-	3,023,147	302	5,580,169	-	-	5,580,471
Issuance of common stock in exchange for Options	-	-	1,076,946	107	1,415,035	-	-	1,415,142
Issuance of common stock in exchange for Warrants	-	-	114,957	12	(12)	-	-	-
Issuance of common stock pursuant to the Aquarius Merger	-	-	1,500,000	150	1,199,850	-	-	1,200,000
Stock dividends	-	-	1,687,200	169	843,431	(843,600)	-	-
Other comprehensive (loss)	-	-	-	-	-	-	(373,671)	(373,671)
Net loss	-	-	-	-	-	(23,283,415)	-	(23,283,415)
Balance, December 31, 2021	-	$-	216,269,450	$21,627	$184,251,138	$(131,634,208)	$(145,499)	$52,493,058

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(23,283,415)	$(22,446,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,395	231,058
Loss on disposal of equipment	2,207	-
Stock-based compensation expense	4,292,355	4,564,787
Amortization of operating lease right-of-use assets	501,359	484,568
Amortization of finance lease right-of-use assets	35,737	58,961
Amortization of bond discount	250,453	239,831
Realized gain on sale of marketable securities	-	8,485
Stock issued pursuant to the Aquarius Merger Agreement charged to Research and Development	1,200,000	-
Changes in operating assets and liabilities:
Operating lease liabilities	(460,239)	(423,741)
Prepaid expenses and other current assets	1,349,804	(611,397)
Accounts payable	588,329	(329,369)
Accrued expenses and other liabilities	55,560	855,819
Net cash used in operating activities	(15,223,455)	(17,367,836)

Cash flows from investing activities:
Purchases of marketable securities	(23,194,600)	(72,106,359)
Proceeds from sales of marketable securities	40,225,000	31,445,156
Purchases of leasehold improvements and equipment	(260,380)	(5,749)
Net cash provided by/(used in) investing activities	16,770,020	(40,666,952)

Cash flows from financing activities:
Net proceeds from public offering of common stock	5,580,471	46,704,210
Proceeds from exercise of warrants	-	797,581
Proceeds from exercise of options	1,415,142	599,713
Payments of capital lease liability – principal	(30,853)	(54,673)
Net cash provided by financing activities	6,964,760	48,046,831

Net increase/(decrease) in cash, cash equivalents and restricted cash	8,511,325	(9,987,957)
Cash, cash equivalents and restricted cash at beginning of period	12,768,481	22,756,438

Cash, cash equivalents and restricted cash at end of period	$21,279,806	$12,768,481

Supplemental non-cash financing and investing activities:
Unrealized (loss)/gain on marketable securities	$(373,671)	$229,052
Cashless exercise of warrants	$12	$-
Stock dividends issued	$843,600	$682,800
Non-cash prepaid from exercise of options	$-	$220,614
Preferred stock conversion into common stock - series B	$3,797,705	$188,100
Unearned restricted stock grants	$-	$68,521
Right-of-use asset in exchange from liabilities from operating lease	$1,443,610	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Description of Business

Matinas BioPharma Holdings Inc. (“Holdings”) is a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc. (“BioPharma”), and Matinas BioPharma Nanotechnologies, Inc. (“Nanotechnologies,” formerly known as Aquarius Biotechnologies, Inc.), its operating subsidiaries (“Nanotechnologies”, and together with “Holdings” and “BioPharma” or “the Company”). The Company is a clinical-stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products.

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2021, the Company had an accumulated deficit of approximately $131.6 million. The Company’s net loss for the years ended December 31, 2021 and 2020 were approximately $23.3 million and $22.4 million, respectively.

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

To continue to fund operations, during January 2021, the Company sold 3,023,147 shares of common stock under its At-The-Market Sales Agreement with BTIG, LLC, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million. In addition, on January 14, 2020, the Company completed an underwritten public offering of 32,600,000 shares of common stock, generating gross cash proceeds of approximately $50.0 million and net proceeds of approximately $46.7 million. (See Note 12 – Stockholders’ Equity).

As of December 31, 2021, the Company had cash and cash equivalents of approximately $21.0 million, marketable securities of approximately $28.6 million and restricted cash of approximately $0.3 million. The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations through 2023.

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

The Company has been actively monitoring the COVID-19 pandemic and its impact globally. The financial results for the year ended December 31, 2021 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of the COVID-19 pandemic on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include, but are not limited to, the Company’s research and development expenses, the assessment of the impairment of goodwill and intangible assets, level 3 fair value measurement of financial instruments, income tax valuations, the determination of stock-based compensation and contingent consideration.

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

Marketable Securities

Marketable securities, all of which are available-for-sale, consist of U.S. treasury bonds, U.S. government notes, corporate debt securities and state and municipal bonds. Marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive (loss)/income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in other income, net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other income, net. For a complete disclosure of the Company’s marketable securities, see Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Securities.

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. The Company’s investment policy is to invest only in institutions that meet high credit quality standards and establishes limits on the amount and time to maturity of investments with any individual counterparty. Balances are maintained at U.S. financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. The Company has not experienced any credit losses associated with its balances in such accounts.

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

Goodwill and other intangible assets

Goodwill is recorded when consideration paid for an acquired entity exceeds the fair value of the net assets acquired. Goodwill is not amortized but rather is assessed for impairment at least annually on a reporting unit basis, or more frequently when events and circumstances indicate the goodwill may be impaired. U.S. GAAP provides that the Company has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determine this is the case, the Company can perform further analysis to identify and measure the amount of goodwill impairment loss to be recognized, if any.

A reporting unit is an operating segment, or one level below an operating segment. Historically, the Company has conducted its business in a single operating segment and reporting unit. For the years ended December 31, 2021 and 2020, the Company assessed goodwill impairment by performing a qualitative test for its reporting unit. As part of the qualitative review, the Company considered its cash position and its ability to obtain additional financing in the near term to meet its operational and strategic goals and substantiate the value of its business. Based on the results of the Company’s assessment, it was determined that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount. There were no impairments of goodwill during the years ended December 31, 2021 and 2020. If a nonrecurring fair value measurement for a goodwill impairment was required, sufficient information will be provided to permit reconciliation of the fair value of the asset categorized within the fair value hierarchy as level 3 to the amounts presented in the statement of financial position.

Indefinite lived intangible assets are composed of in-process research and development (“IPR&D”) and represent projects acquired in a business combination that have not reached technological feasibility or that lack regulatory approval at the time of acquisition. These IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative approach for testing indefinite-lived intangible assets for impairment. The Company used the qualitative approach and concluded that it was more-likely-than-not that its indefinite-lived assets were not impaired during the years ended December 31, 2021 and 2020.

Leases

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases”, establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required.

Preferred stock dividends

Subject to provisions detailed more fully in Note 12, Stockholders’ Equity, shares of Series B Preferred Stock earned dividends at rates of 10%, 15% and 20% once per year on the first, second and third anniversary, respectively, of June 19, 2018. The dividends were paid when earned to the holders of the Series B Preferred Stock in the form of shares of the Company’s common stock.

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

The Company adopted the provisions of Accounting Standard Codification 740-10 and has analyzed its filing positions in 2021 and 2020 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2021.

Since the Company incurred net operating losses in every tax year since inception, the 2014 through 2020 income tax returns are subject to examination and adjustments by the IRS for at least three years following the year in which the tax attributes are utilized.

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

During the years ended December 31, 2021 and 2020, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion of preferred stock, would have an anti-dilutive effect. The reconciliation of the diluted shares as of December 31, 2021 and 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
Stock options	28,184	22,551
Preferred Stock and accrued dividend upon conversion	-	8,722
Warrants	988	1,328
Total	29,172	32,601

Revenue recognition

Pursuant to Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 outlines a five-step process for recognizing revenue from customer contracts that includes i) identification of the contract with a customer, ii) identification of the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the separate performance obligations in the contract, and v) recognizing revenue associated with performance obligations as they are satisfied.

At contract inception, the Company assesses the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

For the years ended December 31, 2020, the Company’s revenues primarily consist of a research grant to provide research and development services to the Cystic Fibrosis Foundation (“CFF”). The grant contract has a single performance obligation that is recognized over time as the services are performed. There are no contract assets or liabilities associated with this grant. The Company had approximately $125 thousand of CFF research grant revenue for the year ended December 31, 2020.

On December 12, 2019, the Company entered into a feasibility study agreement (the “Agreement”) with Genentech, Inc. (“Genentech”). This feasibility study will involve the development of oral formulations using the Company’s LNC platform delivery technology, which enables the development of a wide range of difficult-to-deliver molecules. Under the terms of the Agreement, Genentech paid the Company a total of $100 thousand for three molecules, or approximately $33 thousand per molecule, which will be recognized upon the Company fulfilling its obligations for each molecule under the Agreement. The Agreement has a single performance obligation that is recognized over time as the services are performed. There are no contract assets or liabilities associated with this Agreement. As certain Agreement performance obligations in this agreement were completed, disaggregation of revenue is not required. As of December 31, 2021, the Company completed the first and second of the three molecules and the Company recognized approximately $33 thousand of Genentech revenue for the years ended December 31, 2021 and 2020, respectively. The Company is scheduled to complete the remaining molecule during 2022.

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

Research and Development Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company will evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which the Company will recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achieving such development and regulatory milestones and any related variable consideration constraint, and if necessary, adjust the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

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

Research and Development Arrangement: Under the terms of our research and development agreement with the CFF Agreement, the Company did not account for this arrangement in accordance with Topic 606. However, the Company has determined that it is a partner under a collaboration agreement as it shares in the risks and rewards that would be received if the product is successful and commercialized. Therefore the funds received under the terms of this agreement will be recorded as reimbursements of research and development costs and reduce the research and development expenses in the Company’s Statements of Operations and Comprehensive Income/(Loss). The Company records the reimbursements for certain materials and other research and development costs associated with the agreement when it is probable that a significant reversal in the amount of cumulative costs have been recognized. As of December 31, 2021 and 2020, the Company recognized approximately $2.2 million and $0.1 million, respectively, of reimbursed research and development costs associated with the CFF Agreement. For a complete disclosure of the CFF Agreement, see Note 9 – Collaboration Agreements, License and other Research and Development Agreements.

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

Accrued Research and Development Expenses

As part of the process of preparing the Company’s financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. Certain of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and adjust if necessary. The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

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

Recently adopted accounting pronouncements

In December 2019, the FASB Issued Accounting Standard Update 2019-12, “Income Taxes, (Topic 740): Simplifying the Accounting for Income Taxes”. This standard removes certain exceptions to the general principles and improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the new standard effective January 1, 2021 with no material impact on the Company’s consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2021, December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$21,030	$12,432	$22,170
Restricted cash included in current/long term assets	250	336	586
Cash, cash equivalents and restricted cash in the statements of cash flows	$21,280	$12,768	$22,756

Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. The Company’s investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized gains and losses are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the years ended December 31, 2021 and 2020, the Company recorded unrealized (losses)/gains of approximately ($374) thousand and $238 thousand, respectively, and reclassed approximately $0 and $9 thousand to net realized loss from operations from the sale of certain securities during 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had net accumulated unrealized losses of approximately $145 thousand and net accumulated unrealized gains of approximately $228 thousand, respectively.

The following tables summarizes the Company’s marketable securities for the year ended December 31, 2021 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Government Notes	$19,395	$2	$(120)	$19,277
Corporate Debt Securities	9,092	—	(27)	9,065
State and Municipal Bonds	250	—	—	250
Total marketable securities	$28,737	$2	$(147)	$28,592

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2021 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$8,257	$8,310
Due after one year through five years	20,335	20,402
	$28,592	$28,712

The following tables summarizes the Company’s marketable securities for the year ended December 31, 2020 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$18,293	$136	$—	$18,429
U.S. Government Notes	22,148	82	—	22,230
Corporate Debt Securities	4,303	3	—	4,306
State and Municipal Bonds	1,275	7	—	1,282
Total marketable securities	$46,019	$228	$—	$46,247

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2020 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$31,438	$31,602
Due after one year through five years	14,809	14,845
	$46,247	$46,447

The Company determined that the unrealized (losses) and gains are deemed to be temporary as of December 31, 2021 and 2020. Unrealized (losses) and gains generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows for a fundamental weakness in the credit quality of the issuer or underlying assets. The Company has the ability and intent to hold these investments until maturity. The Company does not consider the investment in marketable securities to be other-than-temporarily impaired at December 31, 2021 and 2020.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

		Fair Value Hierarchy
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Government Notes	$19,277	$—	$19,277	$—
Corporate Debt Securities	9,065	—	9,065	—
State and Municipal Bonds	250	—	250	—
Total	$28,592	$—	$28,592	$—

		Fair Value Hierarchy
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$18,429	$18,429	$—	$—
U.S. Government Notes	22,230	—	22,230	—
Corporate Debt Securities	4,306	—	4,306	—
State and Municipal Bonds	1,282	—	1,282	—
Total	$46,247	$18,429	$27,818	$—

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

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following for the years ended December 31, 2021 and 2020 (in thousands):

	December 30, 2021	December 31, 2020
Equipment	$1,640	$1,443
Leasehold improvements	935	878
Total	2,575	2,321
Less: accumulated depreciation and amortization	1,037	797
Leasehold improvements and equipment, net	$1,538	$1,524

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was approximately $244 thousand and $231 thousand, respectively. During the years ended December 31, 2021 and 2020, the Company purchased equipment and leasehold improvements of approximately $260 thousand and $6 thousand, respectively. During the year ended December 31, 2021, the Company recorded an asset write-off of approximately $6 thousand, including $4 thousand of related accumulated depreciation. The Company had no asset write-offs during the year ended December 31, 2020.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities, summarized by major category, consist of the following for years ended December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Payroll and incentives	$1,343	$1,094
General and administrative expenses	195	280
Research and development expenses	381	778
Deferred revenue and other deferred liabilities *	932	643
Total	$2,851	$2,795

*	At December 31, 2021, the balance included approximately $899 thousand related to the CFF Agreement’s deferred liability and approximately $33 thousand is deferred revenue related to the Genentech feasibility study agreement. At December 31, 2020, the balance included approximately $577 thousand related to the CFF Agreement’s deferred liability and approximately $67 thousand of deferred revenue related to the Genentech feasibility study agreement.

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

On December 15, 2016, the Company entered into a 10-year, 3-month lease to consolidate our locations while expanding our laboratory and manufacturing facilities. The lease began August 2017. The monthly rent will start at approximately $43,000 increasing to approximately $64,000 in the final year. To obtain the laboratory and facility site, the Company was obligated to provide an initial security deposit of $586,000. This deposit was subsequently reduced and is currently $200,000 at December 31, 2021.

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

The Company incurred lease expense for its operating leases of approximately $852 thousand and $814 thousand for the years ended December 31, 2021 and 2020. The Company incurred amortization expense on its operating lease right-of-use assets of approximately $501 thousand and $485 thousand for the years ended December 31, 2021 and 2020, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of approximately $3 thousand and $7 thousand for the years ended December 31, 2021 and 2020, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $36 thousand and $59 thousand for the years ended December 31, 2021 and 2020, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of December 31, 2021 (in thousands):

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2022	$883	$22
2023	922	2
2024	962	-
2025	1,004	-
2026	1,046	-
Thereafter	1,112	-
Total undiscounted operating lease payments	$5,929	$24
Less: Imputed interest	1,250	-
Present value of operating lease liabilities	$4,679	$24

Weighted average remaining lease term in years	6.1	0.9
Weighted average discount rate	7.8%	7.8%

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of December 31, 2020 (in thousands):

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

Note 9 - Collaboration Agreements, License and Other Research and Development Agreements

Cystic Fibrosis Foundation Therapeutics Development Award

On November 19, 2020, the Company entered into an award agreement (the “Agreement”) with CFF, pursuant to which it received a Therapeutics Development Award of up to $4.2 million (the “Award”) (of which $484,249 had been previously received) to support the preclinical development (the “Development Program”) of the Company’s MAT2501 product candidate (the “Product”), a LNC oral formulation of the broad-spectrum aminoglycoside amikacin, for the treatment of pulmonary non-tubercular mycobacteria infections and other pulmonary diseases (the “Field”). On November 19, 2021, the Company and CFF entered into an Amendment to the Agreement which added an additional milestone payment in the amount of $321 thousand. The milestone payment was invoiced and the payment was received in the fourth quarter of 2021.

The first payment under the Agreement, in the amount of $650 thousand, became due upon execution of the Agreement. The Company invoiced the CFF in November 2020 and payment was subsequently received in February 2021. During 2021, the Company invoiced and received $2.5 million related to Agreement and the related deferred liability balance of $899 thousand is included in accrued expense and other current liabilities. The remainder of the Award will be paid to the Company upon the achievement of certain milestones related to the development program and progress of the Development Program, as set forth in the Agreement.

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

The Company concluded that the CFF award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the Development Program’s expenses are incurred. During the years ended December 31, 2021 and 2020, the Company recognized $2.2 million and $0.1 million, respectively, as credits to research and development expenses related to the CFF award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into a feasibility study agreement (the “Agreement”) with Genentech, Inc. (“Genentech”). This feasibility study agreement will involve the development of oral formulations using the Company’s LNC platform delivery technology, which enables the development of a wide range of difficult-to-deliver molecules. Under the terms of the Agreement, Genentech shall pay to the Company a total of $100.0 thousand for three molecules, or approximately $33 thousand per molecule, which will be recognized upon the Company fulfilling its obligations for each molecule under the Agreement. On December 13, 2019, per Genentech’s request, the Company billed Genentech for the total $100 thousand and recorded the upfront consideration as deferred revenue, which is recorded in accrued expenses on the consolidated balance sheets, and will recognize it over the term of the contract performance obligation period. As of December 31, 2021, the Company completed the first and second of the three molecules and the Company recognized approximately $33 thousand of Genentech revenue for the years ended December 31, 2021 and 2020, respectively. The Company is scheduled to complete the remaining molecule during 2022.

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

License agreement

Through the acquisition of Aquarius, the Company acquired a license from Rutgers University, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) for the LNC platform delivery technology. The Second Amended and Restated Exclusive License Agreement provides for, among other things, the payment of (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of $50,000 over the term of the license agreement.

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

Note 11 – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2021 and 2020, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

The components of the income tax provision are as follows (in thousands):

Year Ended December 31,
	2021	2020
Current expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total current expense (benefit):	$-	$-

Deferred expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred expense (benefit):	$-	$-

Total income tax expense (benefit):	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Income at US Statutory Rate	21.00%	21.00%
State Taxes, net of Federal benefit	1.97%	2.95%
Permanent Differences	(0.82)%	(1.28)%
Tax Credits	2.16%	0.75%
Valuation Allowance	(25.21)%	(24.53)%
Discrete items	0.91%	1.11%
	0.00%	0.00%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses.

Significant components of the Company’s deferred tax assets (liabilities) for 2021 and 2020 consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Share-based Compensation	$3,575	$3,220
Depreciation and Amortization	166	(119)
Accrued Liability	377	307
Net Operating Loss Carry-forwards	24,076	19,927
R&D Credit Carryforwards	3,207	2,264
Other	(1)	(10)
IPR&D	(848)	(848)
ROU Asset	(1,186)	(921)
ROU Liability	1,315	1,045
Total Deferred tax assets	$30,681	$24,865
Valuation allowance	(31,023)	(25,206)
Net deferred tax asset (liability)	$(341)	$(341)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to: allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s income tax provision.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryforward losses to years in which the Company has taxable income. Due to the Company’s history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowances were approximately $31.0 million, $25.2 million and $19.7 million as of December 31, 2021, 2020 and 2019, respectively, representing increases of approximately $5.8 million and $5.5 million for the years ending December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had Federal net operating loss carryforwards of approximately $38.1 million which will begin to expire in 2032. In addition, the Company has federal net operating loss carryforwards of approximately $63.3 million which have an indefinite carryforward period. The Company also had federal and state research and development tax credit carryforwards of approximately $3.2 million. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2033, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

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

The Company recognized approximately $1.3 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively, in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program. In addition, the Tax Cuts and Jobs Act, signed into law on December 22, 2017 imposes significant additional limitations on the deductibility of interest and limits NOL deductions to 80% of net taxable income for losses arising in taxable years beginning after December 31, 2017. This NOL limitation was suspended for years 2018 through 2020 as a result of the CARES Act.

Note 12 – Stockholders’ Equity

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. During 2021, BTIG sold 3,023,147 shares of the Company’s common stock generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million, after deducting BTIG’s commission on gross proceeds. During 2020, the Company did not sell any shares of its common stock under the ATM Sales Agreement.

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

On January 14, 2020, the Company closed on an underwritten public offering of 32,260,000 shares of its common stock at a purchase price of $1.55 per share. The Company generated gross proceeds of approximately $50.0 million and net proceeds of approximately $46.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to approximately 4.8 million additional shares of its common stock on the same terms and conditions. No additional shares of the Company’s common stock were sold pursuant to this option.

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

Series B Preferred Stock

During 2021 and prior to June 19, 2021, 143 shares of Series B Preferred Stock were converted by shareholders resulting in the issuance of 286,000 shares of common stock. On June 19, 2021, all 4,218 remaining shares of Series B Preferred Stock were automatically converted into 2,000 shares of the Company’s common stock resulting in the issuance of 8,436,000 shares of common stock. As of December 31, 2021 and December 31, 2020, there were 0 and 4,361 shares of Series B Preferred stock outstanding, respectively.

Conversion:

Prior to the automatic conversion of Series B Preferred Stock on June 19, 2021, and subject to certain ownership limitations, each share of Series B Preferred Stock was convertible into shares of the Company’s common stock at any time at the option of the holder at an initial conversion price of $0.50 per share subject to adjustment for reverse splits, stock combinations and similar changes as provided in the Certificate of Designation. Based on the conversion price and number of shares outstanding on June 19, 2021, the Series B Preferred Stock were converted into 8,436,000 shares of common stock.

Dividends:

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

Warrants

All warrants issued by the Company are exercisable immediately upon issuance and have a five-year term. The warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration. No fractional shares will be issued upon the exercise of the warrants. The exercise price and the number of shares purchasable upon the exercise of the warrants are subject to adjustment upon the occurrence of certain events, which include stock dividends, stock splits, combinations and reclassifications of the Company’s capital stock or other similar changes to the equity structure of the Company. The warrants do not have a redemption feature. They may be exercised on a cashless basis at the holder’s option.

The warrants are classified as equity instruments.

As of December 31, 2021, the Company had outstanding warrants to purchase an aggregate of 988,000 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share, and with expiration dates between December 31, 2022 and June 21, 2023. A summary of warrants outstanding as of December 31, 2021 and 2020 is presented below, all of which are fully vested (in thousands):

	Shares
Outstanding at December 31, 2019	5,397
Issued	-
Exercised	(2,549)
Tendered	-
Expired	(1,493)
Outstanding at December 31, 2020	1,328	*
Issued	-
Exercised	(320	)**
Tendered	-
Expired	(20)
Outstanding at December 31, 2021	988	***

*	Weighted average exercise price for outstanding warrants is $0.55.
**	Converted into approximately 115 thousand shares of common stock.
***	Weighted average exercise price for outstanding warrants is $0.56.

Note 13 – Accumulated Other Comprehensive (Loss)/Income

The following table summarizes the changes in accumulated other comprehensive (loss)/income by components during the years ended December 31, 2021 and 2020 (in thousands):

	Net Unrealized (Losses)/Gains on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss)/Gain
Balance, December 31, 2019	$(1)	$(1)
Net unrealized gain on securities available-for-sale	237	237
Reclassification of realized gain on securities available-for-sale to net loss	(8)	(8)
Net current period other comprehensive gain	229	229
Balance, December 31, 2020	$228	$228
Net unrealized loss on securities available-for-sale	(373)	(373)
Net current period other comprehensive loss	(374)	(374)
Balance, December 31, 2021	$(146)	$(146)

All components of accumulated other comprehensive (loss)/income are net of tax.

Note 14 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three or four years. The term of the options is no longer than ten years. As of December 31, 2021, the Company had 36,952,460 shares of common stock authorized for issuance under the Plan.

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

The Company recognized stock-based compensation expense (options and restricted share grants) in its consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and Development	$1,870	$1,897
General and Administrative	2,422	2,668
Total	$4,292	$4,565

The following table contains information about the Company’s stock plan at December 31, 2020:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	36,952	*	32,669	**	4,283

*	Increased by 8,005 thousand on January 1, 2021, representing 4% of the total number of shares of common stock outstanding on December 31, 2020.
**	Includes both stock grants and option grants

The following table summarizes the Company’ stock option activity and related information for the period from January 1, 2020 to December 31, 2021 (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2019	17,529	$1.11	6.2
Granted	6,501	$1.59
Exercised	(826)	0.74
Forfeited	(72)	$1.11
Cancelled	-	-
Expired	(581)	$1.25
Outstanding at December 31, 2020	22,551	$1.26	6.9

Granted	10,976	$1.11
Exercised	(1,077)	$0.60
Forfeited	(2,824)	$1.08
Cancelled	-	-
Expired	(1,441)	$1.98
Outstanding at December 31, 2021	28,184	$1.21	7.2

The following table summarizes outstanding options at December 31, 2021, by their exercise price (options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price Per Share
$0.41 - $0.69	1,935	$0.49
$0.74 - $1.12	15,940	$0.93
$1.24 - $1.61	6,525	$1.35
$2.27 - $3.32	3,784	$2.50
	28,184	$1.21

As of December 31, 2021, the number of vested shares underlying outstanding options was 14,625,397 at a weighted average exercise price of $1.20. The aggregate intrinsic value of in-the-money options outstanding as of December 31, 2021 was $2.5 million. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $1.01 on December 31, 2021, and the exercise price of options, multiplied by the number of options. As of December 31, 2021, there was approximately $11.7 million of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.9 years.

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

During the years ended December 31, 2021 and 2020, the Company granted restricted stock awards for 31,769 and 379,385 shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $100 thousand and $292 thousand in the consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively.

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

	For the Year Ended December 31,
	2021	2020
Volatility	98.4% -101.6%	100.5% - 107.4%
Risk-free interest rate	0.47% - 1.28%	0.34% - 1.74%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

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

None

