Form 10-K/A
period 2021-12-31
Matinas BioPharma Holdings, Inc.
filed 2022-03-11
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Matinas BioPharma Holdings Corp. (the “Company”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2022 (the “Original Filing”), is being filed solely to correct an administrative error in the content of Item 8, Financial Statements and Supplementary Data in the Original Filing (“Item 8”). Item 8 incorrectly identified EisnerAmper LLP’s PCAOB ID as 247. The correct PCAOB ID for EisnerAmper LLP is 274.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment, and this Amendment does not purport to reflect any information or events subsequent to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

i

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Amendment No. 1

Fiscal Year Ended December 31, 2021

ii

Item 8.	Financial Statements And Supplementary Data

Our financial statements, together with the independent registered public accounting firm report thereon, are incorporated by reference from the applicable information set forth in Part IV Item 15, “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K which includes the report of EisnerAmper LLP (PCAOB ID: 274).

Part IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

23.1	Consent of EisnerAmper LLP***
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certifications**
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.*
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
***	Previously Filed

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 11, 2022.

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

Person	Capacity	Date

/s/ Jerome D. Jabbour	Chief Executive Officer and Director	March 11, 2022
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Keith A. Kucinski	Chief Financial Officer	March 11, 2022
Keith A. Kucinski	(Principal Financial and Accounting Officer)

/s/ Herbert Conrad	Chairman of the Board	March 11, 2022
Herbert Conrad

/s/ Kathryn Corzo	Director	March 11, 2022
Kathryn Corzo

/s/ Eric Ende	Director	March 11, 2022
Eric Ende

/s/ Natasha Giordano	Director	March 11, 2022
Natasha Giordano

/s/ James S. Scibetta	Director	March 11, 2022
James S. Scibetta

/s/ Matthew A. Wikler	Director	March 11, 2022
Matthew A. Wikler

2

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

Schedule of Anti-dilutive Securities

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Income at US Statutory Rate	21.00%	21.00%
State Taxes, net of Federal benefit	1.97%	2.95%
Permanent Differences	(0.82)%	(1.28)%
Tax Credits	2.16%	0.75%
Valuation Allowance	(25.21)%	(24.53)%
Discrete items	0.91%	1.11%
Effective income tax rate	0.00%	0.00%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses.

Significant components of the Company’s deferred tax assets (liabilities) for 2021 and 2020 consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Share-based Compensation	$3,575	$3,220
Depreciation and Amortization	166	(119)
Accrued Liability	377	307
Net Operating Loss Carry-forwards	24,076	19,927
R&D Credit Carryforwards	3,207	2,264
Other	(1)	(10)
IPR&D	(848)	(848)
ROU Asset	(1,186)	(921)
ROU Liability	1,315	1,045
Total Deferred tax assets	$30,681	$24,865
Valuation allowance	(31,023)	(25,206)
Net deferred tax asset (liability)	$(341)	$(341)

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

Schedule of Equity Compensation Plan by Arrangements

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

