Form 10-Q
period 2022-03-31
Matinas BioPharma Holdings, Inc.
filed 2022-05-12
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MTNB	NYSE American

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2022, there were 216,864,526 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended March 31, 2022

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$19,328,135	$21,029,806
Marketable securities	24,541,834	28,592,049
Restricted cash – security deposit	50,000	50,000
Prepaid expenses and other current assets	1,199,111	1,321,466
Total current assets	45,119,080	50,993,321

Non-current assets:
Leasehold improvements and equipment - net	2,013,322	1,537,728
Operating lease right-of-use assets - net	4,082,763	4,218,890
Finance lease right-of-use assets - net	15,835	22,270
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposit	200,000	200,000
Total non-current assets	10,665,785	10,332,753
Total assets	$55,784,865	$61,326,074

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$1,351,905	$938,270
Accrued expenses	1,840,748	2,850,888
Operating lease liabilities - current	558,702	538,546
Financing lease liabilities - current	17,134	21,039
Total current liabilities	3,768,489	4,348,743

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,993,396	4,140,387
Financing lease liabilities - net of current portion	-	2,621
Total non-current liabilities	4,334,661	4,484,273
Total liabilities	8,103,150	8,833,016

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 216,864,526 and 216,269,450 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	21,685	21,627
Additional paid-in capital	185,901,685	184,251,138
Accumulated deficit	(137,612,481)	(131,634,208)
Accumulated other comprehensive loss	(629,174)	(145,499)
Total stockholders’ equity	47,681,715	52,493,058
Total liabilities and stockholders’ equity	$55,784,865	$61,326,074

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended March 31,
	2022	2021
Revenue:
Research and development	$-	$33,333
Costs and Expenses:
Research and development	4,978,105	3,241,432
General and administrative	2,744,195	3,145,010

Total costs and expenses	7,722,300	6,386,442

Loss from operations	(7,722,300)	(6,353,109)
Sale of New Jersey net operating loss & tax credits	1,734,133	1,328,470
Other income, net	9,894	68,319

Net loss	$(5,978,273)	$(4,956,320)

Preferred stock series B accumulated dividends	-	(210,900)
Net loss attributable to common shareholders	$(5,978,273)	$(5,167,220)
Net loss attributable to common shareholders per share - basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	216,644,783	203,871,820
Other comprehensive loss, net of tax
Unrealized loss on securities available-for-sale	(483,675)	(91,766)
Other comprehensive loss, net of tax	(483,675)	(91,766)
Comprehensive loss attributable to shareholders	$(6,461,948)	$(5,048,086)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	216,269,450	$21,627	$184,251,138	$(131,634,208)	$(145,499)	$52,493,058
Stock-based compensation	-	-	1,259,964	-	-	1,259,964
Issuance of common stock in exchange for Options	195,076	18	99,423	-	-	99,441
Issuance of common stock pursuant to license agreement amendment	400,000	40	291,160	-	-	291,200
Other comprehensive loss	-	-	-	-	(483,675)	(483,675)
Net loss	-	-	-	(5,978,273)	-	(5,978,273)
Balance, March 31, 2022	216,864,526	$21,685	$185,901,685	$(137,612,481)	$(629,174)	$47,681,715

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balance, December 31, 2020	4,361	$3,797,705	200,113,431	$20,010	$167,192,003	$(107,507,193)	$228,172)	$63,730,697
Stock-based compensation	-	-	-	-	1,073,057	-	-	1,073,057
Issuance of common stock as compensation for services	-	-	7,560	1	7,937	-	-	7,938
Issuance of common stock in exchange for preferred stock	(143)	(124,529)	286,000	29	124,500	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($172,592)	-	-	3,023,147	302	5,580,169	-	-	5,580,471
Issuance of common stock in exchange for Options	-	-	852,777	85	1,211,942	-	-	1,212,027
Issuance of common stock from the exercise of Warrants	-	-	1,057	-	-	-		-
Other comprehensive loss	-	-	-	-	-	-	(91,766)	(91,766)
Net loss	-	-	-	-	-	(4,986,320)	-	(4,956,320)
Balance, March 31, 2021	4,218	$3,673,176	204,283,972	$20,427	$175,789,608	$(112,463,513)	$136,406	$66,556,104

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,978,273)	$(4,956,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,965	58,647
Stock based compensation expense	1,259,964	1,101,214
Amortization of operating lease right-of-use assets	136,127	126,896
Amortization of finance lease right-of-use assets	6,435	12,014
Amortization of bond discount	60,892	54,251
Stock issued pursuant to license agreement amendment	291,200	-
Changes in operating assets and liabilities:
Operating lease liabilities	(126,835)	(116,281)
Prepaid expenses and other current assets	122,355	386,346
Accounts payable	413,635	71,704
Accrued expenses and other liabilities	(1,010,140)	(1,389,584)
Net cash used in operating activities	(4,755,675)	(4,651,113)

Cash flows from investing activities:
Purchase of marketable securities	(2,494,352)	(4,083,141)
Proceeds from sales of marketable securities	6,000,000	12,900,000
Purchases of leasehold improvements and equipment	(544,559)	-
Net cash provided by investing activities	2,961,089	8,816,859

Cash flows from financing activities:
Net proceeds from public offering of common stock	-	5,580,472
Proceeds from exercise of options	99,441	1,212,027
Payments of capital lease liability - principal	(6,526)	(7,983)
Net cash provided by financing activities	92,915	6,784,516

Net (decrease)/increase in cash, cash equivalents and restricted cash	(1,701,671)	10,950,262
Cash, cash equivalents and restricted cash at beginning of period	21,279,806	12,768,481

Cash, cash equivalents and restricted cash at end of period	$19,578,135	$23,718,743

Supplemental non-cash financing and investing activities:
Unrealized loss on securities for sale	$(483,675)	$(91,766)
Preferred stock conversion into common stock - Series B	$-	$124,529
Unearned restricted stock grants	$-	$48,301

The accompanying notes are an integral part of these condensed consolidated financial statements

MATINAS BIOPHARMA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Tabular dollars and shares in thousands, except per share data)

Note 1 – Description of Business

Matinas BioPharma Holdings Inc. (“Holdings”) is a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc. (“BioPharma”), and Matinas BioPharma Nanotechnologies, Inc. (“Nanotechnologies,” formerly known as Aquarius Biotechnologies, Inc.), its operating subsidiaries (“Nanotechnologies”, and together with “Holdings” and “BioPharma”, “the Company”). The Company is a clinical-stage biopharmaceutical company with a focus on identifying and developing novel pharmaceutical products.

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2022, the Company had an accumulated deficit of approximately $137.6 million. The Company’s net loss was approximately $6.0 million and $5.0 million for the three-month periods ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, the Company had cash and cash equivalents of approximately $19.3 million, marketable securities of approximately $24.5 million and restricted cash of approximately $0.3 million. The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations through 2023.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Holdings and its wholly owned subsidiaries, BioPharma, and Nanotechnologies. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect the operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The Company’s significant accounting policies are described in Note 3 within the Company’s Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K.

The Company’s management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

COVID-19

Since its emergence in 2019, COVID-19 has continued to spread and has adversely affected workforces, economies, and financial markets globally, and has and may continue to cause economic downturns.

The financial results for the three months ended March 31, 2022 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of COVID-19 on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, and any further government and/or public actions taken in response to COVID-19.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both March 31, 2022 and December 31, 2021 of approximately $250 thousand represents funds the Company is required to set aside as collateral primarily for the Company’s lab operating lease and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$19,328	$21,030	$23,383	$12,432
Restricted cash included in current/long term assets	250	250	336	336
Cash, cash equivalents and restricted cash in the statement of cash flows	$19,578	$21,280	$23,719	$12,768

Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. The Company’s investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the three months ended March 31, 2022 and 2021, the Company recorded unrealized losses of approximately $484 thousand and $92 thousand, respectively. As of March 31, 2022 and December 31, 2021, the Company had net accumulated unrealized losses of approximately $629 thousand and $145 thousand, respectively.

The following tables summarizes the Company’s marketable securities as of March 31, 2022:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$988	$—	$(13)	$975
U.S. Government Notes	18,378	—	(519)	17,859
Corporate Debt Securities	5,555	—	(97)	5,458
State and Municipal Bonds	250	—	—	250
Total marketable securities	$25,171	$—	$(629)	$24,542

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2022:

		Net Carrying
	Fair Value	Amount
Due within one year	$5,253	$5,260
Due after one year through five years	19,289	19,349
	$24,542	$24,609

The following tables summarizes the Company’s marketable securities for the year ended December 31, 2021 consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Government Notes	$19,395	$2	$(120)	$19,277
Corporate Debt Securities	9,092	—	(27)	9,065
State and Municipal Bonds	250	—	—	250
Total marketable securities	$28,737	$2	$(147)	$28,592

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2021:

	Fair Value	Net Carrying Amount
Due within one year	$8,257	$8,310
Due after one year through five years	20,335	20,402
	$28,592	$28,712

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

The carrying amounts of cash equivalents, current portion of restricted cash, marketable securities, prepaid expenses and other current assets, accounts payable, current portion of lease liabilities and accrued expenses approximate fair value due to the short-term nature of these instruments.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
March 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$975	$975	$—	$—
U.S. Government Notes	17,859	—	17,859	—
Corporate Debt Securities	5,458	—	5,458	—
State and Municipal Bonds	250	—	250	—
Total	$24,542	$975	$23,567	$—

		Fair Value Hierarchy
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Government Notes	$19,277	$—	$19,277	$—
Corporate Debt Securities	9,065	—	9,065	—
State and Municipal Bonds	250	—	250	—
Total	$28,592	$—	$28,592	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable securities consisting of U.S. government notes, corporate debt securities and state and municipal bonds are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Equipment	$1,964	$1,640
Leasehold improvements	1,155	935
Total	3,119	2,575
Less: accumulated depreciation and amortization	1,106	1,037
Leasehold improvements and equipment, net	$2,013	$1,538

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was approximately $69 thousand and $59 thousand, respectively. During the three months ended March 31, 2022 the Company purchased leasehold improvements of approximately $220 thousand, and equipment of approximately $324 thousand. The Company did not purchase any leasehold improvements and equipment during the three months ended March 31, 2021.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Payroll and incentives	$482	$1,343
General and administrative expenses	302	195
Research and development expenses	355	381
Deferred revenue and other deferred liabilities *	702	932
Total	$1,841	$2,851

*	At March 31, 2022, approximately $669 thousand is the remaining balance of the CFF Agreement’s deferred liability and approximately $33 thousand is deferred revenue related to the Genentech Agreement. At December 31, 2021, the balance included approximately $899 thousand related to the CFF Agreement’s deferred liability and approximately $33 thousand is deferred revenue related to the Genentech feasibility study agreement.

Note 8 – Leases

The Company has various lease agreements , including leases of office space, a laboratory and manufacturing facility, and various equipment. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The assets and liabilities from operating and finance leases are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. The Company’s operating leases do not provide implicit rates, therefore the Company utilized a discount rate based on its incremental borrowing rate to record the lease obligations. The Company’s finance leases provide readily determinable implicit rates.

Operating lease obligations

The Company incurred lease expense for its operating leases of approximately $226 thousand and $203 thousand for the three months ended March 31, 2022 and 2021, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of approximately $136 thousand and $127 thousand for the three months ended March 31, 2022 and 2021, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of approximately $1 thousand for the three months ended March 31, 2022 and 2021. The Company incurred amortization expense on its finance lease right-of-use assets of approximately $6 thousand and $12 thousand for the three months ended March 31, 2022 and 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of March 31, 2022:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2022	$666	$15
2023	922	2
2024	962	-
2025	1,004	-
2026	1,046	-
Thereafter	1,112	-
Total undiscounted operating lease payments	$5,712	$17
Less: Imputed interest	1,160	-
Present value of operating lease liabilities	$4,552	$17

Weighted average remaining lease term in years	5.8	1.1
Weighted average discount rate	7.8%	7.6%

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of December 31, 2021:

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

Note 9 - Collaboration Agreements, Licenses and Other Research and Development Agreements

Cystic Fibrosis Foundation Therapeutics Development Award

On November 19, 2020, the Company entered into an award agreement (the “CFF Agreement”) with the Cystic Fibrosis Foundation (“CFF”), pursuant to which it received a Therapeutics Development Award of up to $4.2 million (the “Award”) (of which $484 thousand had been previously received) to support the preclinical development (the “Development Program”) of the Company’s MAT2501 product candidate. On November 19, 2021, the Company and CFF entered into an Amendment to the CFF Agreement which added an additional milestone payment in the amount of $321 thousand, which was received in the fourth quarter of 2021.

As of March 31, 2022, the Company has received $3.6 million of the $4.5 million commitment, including the Amendment’s additional milestone payment, and a related deferred liability balance of $669 thousand and $899 thousand is included in accrued expense and other current liabilities at March 31, 2022 and December 31, 2021, respectively. The remainder of the Award will be paid to the Company upon the achievement of certain milestones related to progress of the Development Program, as set forth in the CFF Agreement.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into a feasibility study agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”). The Genentech Agreement involves the development of oral formulations using the Company’s LNC platform delivery technology. Under the terms of the Genentech Agreement, Genentech paid the Company a total of $100 thousand for the development of three molecules, or approximately $33 thousand per molecule, which is being recognized upon the Company fulfilling its obligations for each molecule under the Genentech Agreement. The Company recorded the upfront consideration as deferred revenue, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2021, the Company completed its obligations related to the first and second of the three molecules. During the three months ended March 31, 2022, the Company did not complete its obligations related to the remaining molecule.

Note 10 – Income Taxes

Sale of net operating losses (NOLs) & tax credits

The Company recognized approximately $1.7 million and approximately $1.3 million for the three months ended March 31, 2022 and 2021 in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Note 11 – Stockholders’ Equity

Common Stock

On February 8, 2022, the Company issued 400,000 unregistered shares of its common stock to Rutgers, The State University of New Jersey (“Rutgers”), as partial consideration pursuant to the Second Amended and Restated Exclusive License Agreement between the Company and Rutgers. The agreement provides for (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of $50,000 over the term of the license agreement. There was also a reduction in the consideration paid to Rutgers in the event of a sublicense to a third party of the exclusive patent rights granted pursuant to the Agreement. The Company recorded a $291 thousand research and development expense related to the issuance of the 400,000 shares based on the closing price of the Company’s common stock of $0.728 on the date of issuance.

For the three months ended March 31, 2021, the Company sold 3,023,147 shares of its common stock under its At-The-Market Sales Agreement with BTIG, LLC, at an average price of $1.90, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million. No sales of the Company’s common stock occurred during the three months ended March 31, 2022.

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

As of March 31, 2022, the Company had outstanding warrants to purchase an aggregate of 988,000 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share, and with expiration dates between December 31, 2022 and June 21, 2023. A summary of warrants outstanding as of March 31, 2022 and December 2021 is presented below, all of which are fully vested:

Shares
Outstanding at December 31, 2020	1,328
Issued	-
Exercised	(320)
Tendered	-
Expired	(20)
Outstanding at December 31, 2021	988

Issued	-
Exercised	-
Tendered	-
Expired	-
Outstanding at March 31, 2022	988 *

*	Weighted average exercise price for outstanding warrants is $0.56.

Basic and diluted net loss per common share

During the three months ended March 31, 2022 and 2021, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion of preferred stock, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021
Stock options	27,748	22,890
Warrants	988	1,326
Preferred Stock and accrued dividend as converted	-	10,123
Total	28,736	34,339

Note 12 – Accumulated Other Comprehensive (Loss)/Income

The following table summarizes the changes in accumulated other comprehensive income by components during the three months ended March 31, 2022 and 2021:

	Net Unrealized (Losses)/Gains on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2021	$(145)	$(145)
Net unrealized loss on securities available-for-sale	(484)	(484)
Net current period other comprehensive loss	(484)	(484)
Balance, March 31, 2022	$(629)	$(629)

Balance, December 31, 2020	$228	$228
Net unrealized loss on securities available-for-sale	(92)	(92)
Net current period other comprehensive income	(92)	(92)
Balance, March 31, 2021	$136	$136

All components of accumulated other comprehensive income are net of tax.

Note 13 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the three months ended March 31, 2022 and 2021.

The following table contains information about the Company’s stock plan at March 31, 2022:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan	45,603	*	32,429	**	13,174

*	Increased by 8,651 thousand on January 1, 2022 representing 4% of the total number of shares of common stock outstanding on December 31, 2021.
**	Includes both restricted stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Research and Development	$550	$485
General and Administrative	710	616
Total	$1,260	$1,101

As of March 31, 2022, total compensation costs related to unvested awards not yet recognized was approximately $10.5 million and the weighted-average periods over which the awards are expected to be recognized was 2.7 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the three months ended March 31, 2022:

Stock Options
Outstanding at December 31, 2021	28,184
Granted	225
Exercised	(195)
Forfeited	(100)
Cancelled	-
Expired	(366)
Outstanding at March 31, 2022	27,748

Restricted Stock Awards

During the three months ended March 31, 2022 and 2021, the Company granted restricted stock awards for 0 and 8 thousand shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of approximately $0 and $20 thousand in the condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was no unrecognized compensation costs related to restricted stock grants.

Note 14 – Commitments and Contingencies

On March 7, 2022, the Company entered into an agreement with Thermo Fisher Scientific to provide scale-up and commercial manufacturing capabilities for MAT2203. The estimated fees under the agreement, including capital equipment requirements, are approximately $7.7 million. The fees are expected to be incurred over a two-year period beginning in March 2022 through the first quarter of 2024.

Note 15 – Subsequent Event

On April 8, 2022, the Company entered into an exclusive research collaboration with BioNTech SE to evaluate the combination of mRNA formats utilizing the Company’s proprietary LNC platform technology. Under the terms of the agreement, the Company will receive an exclusivity fee in the amount of $2.75 million, and BioNTech SE will fund certain of the Company’s research expenses related to the collaboration. The parties have also commenced discussions on a potential license agreement for the Company’s LNC platform technology.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, including risks and uncertainties related to the impact of COVID-19, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates which are still in an early development stage;

●	our reliance on our proprietary lipid nanocrystal (LNC) platform delivery technology, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third parties, including third parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry;

●	our operations, business and financial results may be adversely impacted by COVID-19; and

●	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Key elements of our strategy include:

●	Advancing our clinical stage assets based on our LNC platform delivery technology and continuing to expand utilization of this promising technology into areas of innovative medicine beyond small molecules, including nucleic acids (e.g. mRNA, DNA, ASOs) and proteins, both internally and through additional external collaborations and partnerships, including our feasibility study agreement with Genentech and exclusive research collaboration with BioNTech SE.

●	Advancing MAT2203 toward NDA filing through the ongoing EnACT study for the treatment of cryptococcal meningitis, which highlights the safety and efficacy of this promising drug candidate, while also demonstrating the ability of our LNC platform technology to deliver potent medicines across the blood-brain barrier with oral administration.

●	Progressing the development of MAT2501 through extensive preclinical toxicology and efficacy studies in NTM infections and completing a single ascending dose (SAD) pharmacokinetic study in healthy volunteers later in 2022, all with the financial support of the CFF.

We have incurred losses for each period from our inception. For the three months ended March 31, 2022 and 2021, our net loss was approximately $6.0 million and $5.0 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the three months ended March 31, 2022, we did not generate any revenue and during the three months ended March 31, 2021, we generated contract research revenue of approximately $33 thousand resulting from the feasibility study agreement with Genentech Inc. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidates MAT2203 and MAT2501, and advancement of our LNC delivery technology platform, which include:

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended March 31, 2022 and 2021. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal staffing, overhead and other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended March 31,
	2022	2021
Direct research and development expenses:
Manufacturing process development	$884	$489
Preclinical trials	566	9
Clinical development	583	771
Regulatory	169	42
Internal staffing, overhead and other	2,776	1,930
Total research and development	$4,978	$3,241

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. Our research and development expenses reflect the reimbursement of certain MAT2501 program expenses related to the CFF award agreement. In addition, we will look to strategically expand the use of our drug platform technology through additional development work. During 2022, we will be focused on advancing our lead product candidate, MAT2203, to efficacy data in the treatment of cryptococcal meningitis (CM), accelerating the development of MAT2501 and also expanding application of our LNC platform delivery technology through both internal efforts and collaborations with third parties. We have also initiated a global process to identify a suitable partner to continue the development of LYPDISO.

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

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.7 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” in our 2021 Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Stock-based compensation, (ii) Fair value measurements, (iii) Research and development costs, (iv) Goodwill and other intangible assets, and (v) Basic and diluted net loss per common share.

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

Results of Operations

The following tables summarizes our revenues and operating expenses for the periods presented:

	Three Months Ended March 31,
	2022	2021
Revenues	$-	$33

Expenses:
Research and development	$4,978	$3,241
General and administrative	2,744	3,145
Operating Expenses	$7,722	$6,386

Sale of net operating losses (NOLs)	$1,734	$1,328

Revenues. During the three months ended March 31, 2022 we generated no revenue and approximately $33 thousand during the same period in 2021. The amount earned consists of contract research revenue resulting from the feasibility study agreement with Genentech Inc.

Research and Development expenses. Research and Development (R&D) expense for the three months ended March 31, 2022 and 2021 was approximately $5.0 million and $3.2 million, respectively. The increase in R&D expenses was primarily due to the increased clinical trials related to the advancement of our product candidates and higher compensation expense in 2022.

General and Administrative expenses. General and administrative expense for the three months ended March 31, 2022 and 2021 was approximately $2.7 million and $3.1 million, respectively. The decrease in general and administrative expense was primarily due to non-recurring compensation expense related to the exercise of stock options during the three months ended March 31, 2021.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of March 31, 2022, we have raised a total of approximately $156.7 million in gross proceeds and $143.9 million, net, from sales of our equity securities.

As of March 31, 2022, we had cash, cash equivalents and marketable securities totaling approximately $43.9 million.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(4,756)	$(4,651)
Cash provided by investing activities	2,961	8,817
Cash provided by financing activities	93	6,785
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(1,702)	$10,951

Operating Activities

Net cash used in operating activities was approximately $4.8 million and $4.7 million for the three-month periods ended March 31, 2022 and 2021, respectively. Net losses of approximately $6.0 million and $5.0 million for the three-month periods ended March 31, 2022 and 2021, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business. We expect that there will be an increase in cash used in operations during the remainder of 2022 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $3.0 million and $8.8 million of net cash was provided by investing activities for the three-month periods ended March 31, 2022 and 2021, respectively. The decrease of approximately $5.8 million was primarily due to the approximately $6.9 million decrease in proceeds received from maturities of our marketable securities and the purchase of $0.5 million of leasehold improvements and equipment offset by the decrease of approximately $1.7 million in purchases of marketable securities as compared to March 31, 2021.

Financing Activities

Net cash provided by financing activities was approximately $0.1 million and approximately $6.8 million for the three-months periods ended March 31, 2022 and 2021, respectively. The decrease of approximately $6.7 million is primarily due to the ATM sales during January 2021 of approximately $5.6 million, for which the Company did not have similar equity raises during the three months ended March 31, 2022, and a decrease in receipt of proceeds of approximately $1.1 million from the exercising of stock options.

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

Until such time, if ever, that we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. We do not have any committed external source of funds other than limited grant funding from the CFF and NIH. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights of our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Contractual Obligations and Commitments

On March 7, 2022, the Company entered into an agreement with a contract manufacturing organization to provide commercial manufacturing capabilities for MAT2203. The estimated fees under the agreement, including capital equipment requirements, are approximately $7.7 million. The fees are expected to be incurred over a two-year period beginning in March 2022 through the first quarter of 2024.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of March 31, 2021, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART - II OTHER INFORMATION

Item 1. LEGAL PROCEEDSINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: May 12, 2022	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: May 12, 2022	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.6	Description of Securities* (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022)
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications
*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

