Form 10-Q
period 2022-06-30
Matinas BioPharma Holdings, Inc.
filed 2022-08-11
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 216,864,526 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended June 30, 2022

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$10,398,544	$21,029,806
Marketable securities	28,104,146	28,592,049
Restricted cash – security deposit	50,000	50,000
Prepaid expenses and other current assets	3,371,538	1,321,466
Total current assets	41,924,228	50,993,321

Non-current assets:
Leasehold improvements and equipment - net	1,982,975	1,537,728
Operating lease right-of-use assets - net	3,944,158	4,218,890
Finance lease right-of-use assets - net	10,415	22,270
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash - security deposit	200,000	200,000
Total non-current assets	10,491,413	10,332,753
Total assets	$52,415,641	$61,326,074

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$497,151	$938,270
Accrued expenses	4,294,396	2,850,888
Operating lease liabilities - current	579,260	538,546
Financing lease liabilities - current	11,508	21,039
Total current liabilities	5,382,315	4,348,743

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities - net of current portion	3,843,524	4,140,387
Financing lease liabilities - net of current portion	-	2,621
Total non-current liabilities	4,184,789	4,484,273
Total liabilities	9,567,104	8,833,016

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 216,864,526 and 216,269,450 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	21,685	21,627
Additional paid-in capital	187,116,333	184,251,138
Accumulated deficit	(143,535,065)	(131,634,208)
Accumulated other comprehensive loss	(754,416)	(145,499)
Total stockholders’ equity	42,848,537	52,493,058
Total liabilities and stockholders’ equity	$52,415,641	$61,326,074

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Research and development	$1,062,500	$-	$1,062,500	$33,333
Costs and expenses:
Research and development	4,126,529	2,480,764	9,104,634	5,722,196
General and administrative	2,861,421	2,308,926	5,605,616	5,453,936

Total costs and expenses	6,987,950	4,789,690	14,710,250	11,176,132

Loss from operations	(5,925,450)	(4,789,690)	(13,647,750)	(11,142,799)
Sale of New Jersey net operating loss & tax credits	-	-	1,734,133	1,328,470
Other income/(loss), net	2,866	(1,415)	12,760	66,904

Net loss	$(5,922,584)	$(4,791,105)	$(11,900,857)	$(9,747,425)

Preferred stock series B accumulated dividends	-	(184,899)	-	(395,799)
Net loss attributable to common shareholders	$(5,922,584)	$(4,976,004)	$(11,900,857)	$(10,143,224)
Net loss available for common shareholders per share – basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	216,864,526	205,215,259	216,755,261	204,547,251
Other comprehensive loss, net of tax
Unrealized loss on securities available-for-sale	(125,242)	(85,163)	(608,917)	(176,929)
Other comprehensive loss, net of tax	(125,242)	(85,163)	(608,917)	(176,929)
Comprehensive loss attributable to shareholders	$(6,047,826)	$(4,876,268)	$(12,509,774)	$(9,924,354)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	216,269,450	$21,627	$184,251,138	$(131,634,208)	$(145,499)	$52,493,058
Stock-based compensation	-	-	2,474,612	-	-	2,474,612
Issuance of common stock in exchange for Options	195,076	18	99,423	-	-	99,441
Issuance of common stock pursuant to license agreement amendment	400,000	40	291,160	-	-	291,200
Other comprehensive loss	-	-	-	-	(608,917)	(608,917)
Net loss	-	-	-	(11,900,857)	-	(11,900,857)
Balance, June 30, 2022	216,864,526	$21,685	$187,116,333	$(143,535,065)	$(754,416)	$42,848,537

	Common Stock		Additional Paid – in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 31, 2022	216,864,526	$21,685	$185,901,685	$(137,612,481)	$(629,174)	$47,681,715
Stock-based compensation	-	-	1,214,648	-	-	1,214,648
Other comprehensive loss	-	-	-	-	(125,242)	(125,242)
Net loss	-	-	-	(5,922,584)	-	(5,922,584)
Balance, June 30, 2022	216,864,526	$21,685	$187,116,333	$(143,535,065)	$(754,416)	$42,848,537

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, December 31, 2020	4,361	$3,797,705	200,113,431	$20,010	$167,192,003	$(107,507,193)	$228,172	$63,730,697
Stock-based compensation	-	-	-	-	2,100,402	-	-	2,100,402
Issuance of common stock as compensation for services	-	-	17,804	2	15,874	-	-	15,876
Issuance of common stock in exchange for preferred stock	(4,361)	(3,797,705)	8,722,000	873	3,796,832	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($172,592)	-	-	3,023,147	302	5,580,169	-	-	5,580,471
Issuance of common stock in exchange for Options	-	-	1,062,883	106	1,400,552	-	-	1,400,658
Issuance of common stock in exchange for Warrants	-	-	1,057	-	-	-	-	-
Stock dividend	-	-	1,687,200	169	843,431	(843,600)	-	-
Other comprehensive loss	-	-	-	-	-	-	(176,929)	(176,929)
Net loss	-	-	-	-	-	(9,747,425)	-	(9,747,425)
Balance, June 30, 2021	-	$-	214,627,522	$21,462	$180,929,263	$(118,098,218)	$51,243	$62,903,750

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, March 31, 2021	4,218	$3,673,176	204,283,972	$20,427	$175,189,608	$(112,463,513)	$136,406	$66,556,104
Stock-based compensation	-	-	-	-	1,027,345	-	-	1,027,345
Issuance of common stock as compensation for services	-	-	10,244	1	7,937	-	-	7,938
Issuance of common stock in exchange for preferred stock	(4,218)	(3,673,176)	8,436,000	844	3,672,332	-	-	-
Issuance of common stock in exchange for Options	-	-	210,106	21	188,610	-	-	188,631
Stock dividend	-	-	1,687,200	169	843,431	(843,600)	-	-
Other comprehensive loss	-	-	-	-	-	-	(85,163)	(85,163)
Net loss	-	-	-	-	-	(4,791,105)	-	(4,791,105)
Balance, June 30, 2021	-	$-	214,627,522	$21,462	$180,929,263	$(118,098,218)	$51,243	$62,903,750

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,900,857)	$(9,747,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,804	117,202
Stock based compensation expense	2,474,612	2,156,941
Amortization of operating lease right-of-use assets	274,733	242,485
Amortization of finance lease right-of-use assets	11,854	20,656
Amortization of bond discount	109,574	108,562
Stock issued pursuant to license agreement amendment	291,200	-
Changes in operating assets and liabilities:
Operating lease liabilities	(256,149)	(220,822)
Prepaid expenses and other current assets	(2,050,072)	1,738,706
Accounts payable	(441,119)	100,520
Accrued expenses and other liabilities	1,443,508	(32,593)
Net cash used in operating activities	(9,887,912)	(5,515,768)

Cash flows from investing activities:
Purchase of marketable securities	(9,480,588)	(7,129,348)
Proceeds from sales of marketable securities	9,250,000	23,600,000
Purchases of leasehold improvements and equipment	(600,051)	-
Net cash (used in) provided by investing activities	(830,639)	16,470,652

Cash flows from financing activities:
Net proceeds from public offering of common stock	-	5,580,472
Proceeds from exercise of options	99,441	1,400,658
Payments of capital lease liability – principal	(12,152)	(16,135)
Net cash provided by financing activities	87,289	6,964,994

Net (decrease)/increase in cash, cash equivalents and restricted cash	(10,631,262)	17,919,878
Cash, cash equivalents and restricted cash at beginning of period	21,279,806	12,768,481

Cash, cash equivalents and restricted cash at end of period	$10,648,544	$30,688,359

Supplemental non-cash financing and investing activities:
Unrealized loss on securities for sale	$(608,917)	$(176,929)
Preferred stock conversion into common stock - Series B	$-	$3,797,705
Unearned restricted stock grants	$-	$27,858
Stock dividends issued	$-	$843,600

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2022, the Company had an accumulated deficit of approximately $143.5 million. The Company’s net loss was approximately $11.9 million and $9.7 million for the six-month periods ended June 30, 2022 and 2021, respectively.

The Company has been engaged in developing its lipid nanocrystal (“LNC”) platform delivery technology and a pipeline of associated product candidates, including MAT2203 and MAT2501, since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from product sales, and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

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

As of June 30, 2022, the Company had cash and cash equivalents of approximately $10.4 million, marketable securities of approximately $28.1 million and restricted cash of approximately $0.3 million. The Company believes the cash and cash equivalents and marketable securities on hand are sufficient to fund planned operations through 2023.

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

The Company’s financial results for the three and six months ended June 30, 2022 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of COVID-19 on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of suppliers to continue to operate and deliver, the ability of the Company to maintain operations, and any further government and/or public actions taken in response to COVID-19.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both June 30, 2022 and December 31, 2021 of $250 thousand represents funds the Company is required to set aside as collateral primarily for the Company’s lab operating lease and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$10,399	$21,030	$30,352	$12,432
Restricted cash included in current/long term assets	250	250	336	336
Cash, cash equivalents and restricted cash in the statement of cash flows	$10,649	$21,280	$30,688	$12,768

Marketable Securities

The Company has classified its investments in marketable securities as available-for-sale and as a current asset. The Company’s investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable securities are recorded in other income, net. For the three and six months ended June 30, 2022, the Company recorded unrealized losses of $125 thousand and $609 thousand, respectively. For the three and six months ended June 30, 2021, the Company recorded unrealized losses of $85 thousand and $177 thousand, respectively. As of June 30, 2022 and December 31, 2021, the Company had net accumulated unrealized losses of $754 thousand and $145 thousand, respectively.

The following tables summarizes the Company’s marketable securities as of June 30, 2022:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$6,982	$—	$(25)	$6,957
U.S. Government Notes	16,360	—	(617)	15,743
Corporate Debt Securities	5,516	—	(112)	5,404
Total marketable securities	$28,858	$—	$(754)	$28,104

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2022:

Fair Value
Due within one year	$15,319
Due after one year through five years	12,785
$28,104

The following tables summarizes the Company’s marketable securities for the year ended December 31, 2021 consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Government Notes	$19,395	$2	$(120)	$19,277
Corporate Debt Securities	9,092	—	(27)	9,065
State and Municipal Bonds	250	—	—	250
Total marketable securities	$28,737	$2	$(147)	$28,592

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2021:

Fair Value
Due within one year	$8,257
Due after one year through five years	20,335
$28,592

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Treasury Bonds	$6,957	$6,957	$—	$—
U.S. Government Notes	15,743	—	15,743	—
Corporate Debt Securities	5,404	—	5,404	—
Total	$28,104	$6,957	$21,147	$—

		Fair Value Hierarchy
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities:
U.S. Government Notes	$19,277	$—	$19,277	$—
Corporate Debt Securities	9,065	—	9,065	—
State and Municipal Bonds	250	—	250	—
Total	$28,592	$—	$28,592	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable securities consisting of U.S. government notes, corporate debt securities and state and municipal bonds are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Equipment	$2,020	$1,640
Leasehold improvements	1,155	935
Total	3,175	2,575
Less: accumulated depreciation and amortization	1,192	1,037
Leasehold improvements and equipment, net	$1,983	$1,538

Depreciation and amortization expense for the three and six months ended June 30, 2022 was $86 thousand and $155 thousand, respectively, and for the three and six months ended June 30, 2021 was $59 thousand and $117 thousand, respectively. During the six months ended June 30, 2022 the Company purchased leasehold improvements of $220 thousand, and equipment of $380 thousand. The Company did not purchase any leasehold improvements and equipment during the three and six months ended June 30, 2021.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Payroll and incentives	$974	$1,343
General and administrative expenses	404	195
Research and development expenses	376	381
Deferred revenue *	2,096	33
Other deferred liabilities **	444	899
Total	$4,294	$2,851

*

At June 30, 2022, the balance included $2,063 thousand related to the BioNTech Agreement and $33 thousand is related to the Genentech Agreement. At December 31, 2021, the balance of $33 thousand of deferred revenue was related to the Genentech Agreement. The balance of the BioNTech Agreement will be recognized evenly over the next nine months. (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

**	At June 30, 2022, the balance of $444 thousand is related to the CFF Agreement’s deferred liability. At December 31, 2021, the balance of $899 thousand was related to the CFF Agreement’s deferred liability. (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

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

Operating lease obligations

The Company incurred lease expense for its operating leases of $226 thousand and $452 thousand for the three and six months ended June 30, 2022, respectively, and $204 thousand and $407 thousand for the three and six months ended June 30, 2021, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $139 thousand and $275 thousand for the three and six months ended June 30, 2022, respectively, and $116 thousand and $242 thousand for the three and six months ended June 30, 2021, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $0 and $1 thousand for the three and six months ended June 30, 2022, respectively, and $1 thousand and $2 thousand for the three and six months ended June 30, 2021, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $6 thousand and $12 thousand for the three and six months ended June 30, 2022, respectively, and $9 thousand and $21 thousand for the three and six months ended June 30, 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of June 30, 2022:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2022	$450	$10
2023	922	2
2024	962	-
2025	1,004	-
2026	1,046	-
Thereafter	1,112	-
Total undiscounted operating lease payments	$5,496	$12
Less: Imputed interest	1,073	-
Present value of operating lease liabilities	$4,423	$12

Weighted average remaining lease term in years	5.6	0.7
Weighted average discount rate	7.8%	7.3%

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

Note 9 – Revenue Recognition, Collaboration Agreements and Other

BioNTech Research Collaboration

On April 8, 2022, the Company entered into an exclusive research collaboration with BioNTech SE (the “BioNTech Agreement”) to evaluate the combination of mRNA formats utilizing the Company’s proprietary LNC platform technology. Under the terms of the BioNTech Agreement, the Company received an exclusivity fee in the amount of $2.75 million, and BioNTech SE will fund certain of the Company’s research expenses to be incurred under the agreement. The parties have also commenced discussions on a potential option to license (“OTL”) agreement for the Company’s LNC platform technology. The term of the agreement begins on the effective date and ends on the earlier of the execution of an OTL agreement by the parties, 12-months after the effective date and termination of the agreement.

The Company assessed the BioNTech Agreement under ASC 808 Collaboration Arrangements and ASC 606 Revenue form Contracts with Customers (“ASC 606”) and concluded that the contract counterparty, BioNTech SE, is a customer based on the arrangement structure. The Company identified two material promises to deliver under the contract: (1) grant of an exclusive research license and (2) clinical research services. However, given the nature of the promises, the license and research services are not considered to be distinct from each other within the context of the contract. The Company therefore concluded that there is one combined performance obligation for both the license and research services.

The $2.75 million license fee has been recorded as deferred revenue and will be recognized over the term of the contract performance obligation period, which the Company has concluded to be 12 months after the execution of the contract. The clinical research services will be invoiced as service revenue is earned on a monthly basis during the term of the contract.

As of June 30, 2022, the Company recognized approximately $1.1 million of contract research revenue from the BioNTech Agreement in the Company’s Statement of Operations and Comprehensive Loss. For the three and six months ended June 30, 2022, $688 thousand of the contract research revenue was recognized from the license fee and $375 thousand was earned from the monthly clinical research services performed by the Company. As of June 30, 2022, approximately $2.1 million of the license fee is included in deferred revenue within accrued expenses and other current liabilities in the Company’s Balance Sheet.

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

As of June 30, 2022, the Company has received approximately $3.6 million of the $4.5 million commitment, including the Amendment’s additional milestone payment, and a related deferred liability balance of $444 thousand and $899 thousand is included in accrued expense and other current liabilities at June 30, 2022 and December 31, 2021, respectively. The remainder of the Award will be paid to the Company upon the achievement of certain milestones related to progress of the Development Program, as set forth in the CFF Agreement.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into a feasibility study agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”). The Genentech Agreement involves the development of oral formulations using the Company’s LNC platform delivery technology. Under the terms of the Genentech Agreement, Genentech paid the Company a total of $100 thousand for the development of three molecules, or $33 thousand per molecule, which is being recognized upon the Company fulfilling its obligations for each molecule under the Genentech Agreement. The Company recorded the upfront consideration as deferred revenue, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2021, the Company completed its obligations related to the first and second of the three molecules. During the three and six months ended June 30, 2022, the Company did not complete its obligations related to the remaining molecule.

Note 10 – Income Taxes

Sale of net operating losses (NOLs) & tax credits

The Company recognized approximately $1.7 million and $1.3 million for the six months ended June 30, 2022 and 2021 in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

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

For the six months ended June 31, 2021, the Company sold 3,023,147 shares of its common stock under its At-The-Market Sales Agreement with BTIG, LLC, at an average price of $1.90, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million. No sales of the Company’s common stock occurred during the six months ended June 30, 2022.

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

As of June 30, 2022, the Company had outstanding warrants to purchase an aggregate of 988,000 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share, all of which are fully vested and with expiration dates between December 31, 2022 and June 21, 2023. The following table summarizes the changes in warrants outstanding during 2021 and for the six months ended June 30, 2022:

Shares
Outstanding at December 31, 2020	1,328
Issued	-
Exercised	(320)
Tendered	-
Expired	(20)
Outstanding at December 31, 2021	988

Issued	-
Exercised	-
Tendered	-
Expired	-
Outstanding at June 30, 2022	988 *

*	Weighted average exercise price for outstanding warrants is $0.56.

Basic and diluted net loss per common share

During the three and six months ended June 30, 2022 and 2021, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021
Stock options	27,729	22,162
Warrants	988	1,326
Total	28,717	23,488

Note 12 – Accumulated Other Comprehensive (Loss)/Income

The following table summarizes the changes in accumulated other comprehensive (loss)/income by component during the six months ended June 30, 2022 and 2021:

	Net Unrealized (Losses)/Gains on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2021	$(145)	$(145)
Net unrealized loss on securities available-for-sale	(609)	(609)
Net current period other comprehensive loss	(609)	(609)
Balance, June 30, 2022	$(754)	$(754)

Balance, December 31, 2020	$228	$228
Net unrealized loss on securities available-for-sale	(177)	(177)
Net current period other comprehensive income	(177)	(177)
Balance, June 30, 2021	$51	$51

All components of accumulated other comprehensive income are net of tax.

Note 13 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the six months ended June 30, 2022 and 2021.

The following table contains information about the Company’s stock plan at June 30, 2022:

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

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and Development	$555	$460	$1,105	$945
General and Administrative	660	596	1,370	1,212
Total	$1,215	$1,056	$2,475	$2,157

As of June 30, 2022, total compensation costs related to unvested awards not yet recognized was approximately $9.3 million and the weighted-average periods over which the awards are expected to be recognized was 2.5 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the six months ended June 30, 2022:

Stock Options
Outstanding at December 31, 2021	28,184
Granted	260
Exercised	(195)
Forfeited	(154)
Cancelled	-
Expired	(366)
Outstanding at June 30, 2022	27,729

Restricted Stock Awards

During the six months ended June 30, 2022 and 2021, the Company granted restricted stock awards for 0 and 8 thousand shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of the 2021 restricted awards as general and administrative expense of $28 thousand and $57 thousand for the three and six months ended June 30, 2021, respectively, in the Condensed Consolidated Statement of Operations. As of June 30, 2022, there was no unrecognized compensation costs related to restricted stock grants.

Note 14 – Commitments and Contingencies

On March 7, 2022, the Company entered into an agreement with Thermo Fisher Scientific to provide scale-up and commercial manufacturing capabilities for MAT2203. The estimated fees under the agreement, including capital equipment requirements, are approximately $7.7 million. The fees are expected to be incurred over a two-year period beginning in March 2022 through the first quarter of 2024. For the three and six months ended June 30, 2022, the Company prepaid $2.0 million to Thermo Fisher Scientific for expenses to be incurred during beginning phases of the agreement activities. During the three and six months ended June 30, 2022, the Company expensed $20 thousand and $38 thousand, respectively. At June 30, 2022, $1,962 thousand is included in prepaid expenses and other current assets.

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

We have incurred losses for each period from our inception. For the six months ended June 30, 2022 and 2021, our net loss was approximately $11.9 million and $9.7 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the three and six months ended June 30, 2022, we generated approximately $1.1 million in contract research revenue resulting from the research collaboration with BioNTech SE and $0 and $33 thousand during the three and six months ended June 30, 2021, respectively, resulting from the feasibility study agreement with Genentech Inc. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and six months ended June 30, 2022 and 2021. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal staffing, overhead and other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Direct research and development expenses:
Manufacturing process development	$688	$237	$1,572	$726
Preclinical trials	60	-	625	2
Clinical development	626	290	1,209	1,068
Regulatory	233	43	402	85
Internal staffing, overhead and other	2,520	1,911	5,297	3,841
Total research and development	$4,127	$2,481	$9,105	$5,722

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

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and unused research tax credits under the New Jersey Technology Business Tax Certificate Program was approximately $1.7 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

Other Income, net

Other income, net is largely comprised of interest income/(expense) and dividends.

Application of Critical Accounting Policies and Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” in our 2021 Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Stock-based compensation, (ii) Fair value measurements, (iii) Research and development costs, (iv) Goodwill and other intangible assets, (v) Basic and diluted net loss per common share, and (vi) Revenue recognition.

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

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

The following tables summarizes our revenues and operating expenses for the periods presented:

	Three Months Ended June 30,
	2022	2021
Revenues	$1,063	$-

Expenses:
Research and development	$4,127	$2,481
General and administrative	2,861	2,309
Operating Expenses	$6,988	$4,790

Revenues. During the three months ended June 30, 2022 we generated $1.1 million from the research collaboration with BioNTech SE and no revenue during the same period in 2021.

Research and Development expenses. Research and Development (R&D) expense for the three months ended June 30, 2022 and 2021 was approximately $4.1 million and $2.5 million, respectively. The increase in R&D expenses was primarily due to the increased preclinical and clinical trial costs related to the advancement of our product candidates and higher compensation expense in 2022.

General and Administrative expenses. General and administrative expense for the three months ended June 30, 2022 and 2021 was approximately $2.9 million and $2.3 million, respectively. The increase in general and administrative expense was primarily due to increased compensation expense related to increased head count.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

	Six Months Ended June 30,
	2022	2021
Revenues	$1,063	$33

Expenses:
Research and development	$9,105	$5,722
General and administrative	5,605	5,454
Operating Expenses	$14,710	$11,176

Sale of net operating losses (NOLs)	$1,734	$1,328

Revenues. During the six months ended June 30, 2022 and 2021, we generated revenue of approximately $1.1 million and $33 thousand. The amount earned during the current year consists of contract research revenue resulting from the research collaboration with BioNTech SE while the amount earned during the prior year resulted from the feasibility study agreement with Genentech Inc.

Research and Development expenses. Research and Development (R&D) expense for the six months ended June 30, 2022 and 2021 was approximately $9.1 million and $5.7 million, respectively. The increase in R&D expenses was primarily due to the increased clinical trials and manufacturing costs related to the advancement of our product candidates and higher compensation expense in 2022.

General and Administrative expenses. General and administrative expense for the six months ended June 30, 2022 and 2021 was approximately $5.6 million and $5.5 million, respectively. The increase in general and administrative expense was primarily due to higher compensation expense.

Sale of net operating losses (NOLs). The Company recognized approximately $1.7 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively, in connection with the sale of state net operating losses and state research and development credits to third parties under the New Jersey Technology Business Tax Certificate Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of June 30, 2022, we have raised a total of approximately $156.7 million in gross proceeds and approximately $143.9 million, net, from sales of our equity securities.

As of June 30, 2022, we had cash, cash equivalents and marketable securities totaling approximately $38.5 million.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(9,888)	$(5,516)
Cash (used in) provided by investing activities	(830)	16,471
Cash provided by financing activities	87	6,965
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(10,631)	$17,920

Operating Activities

Net cash used in operating activities was approximately $9.9 million and $5.5 million for the six-month periods ended June 30, 2022 and 2021, respectively. Net losses of approximately $11.9 million and $9.7 million for the six-month periods ended June 30, 2022 and 2021, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business. We expect that there will be an increase in cash used in operations during the remainder of 2022 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $0.8 million of net cash was used in investing activities for the six-month period ended June 20, 2022, while approximately $16.5 million of net cash was provided by investing activities for the six-month period ended June 30, 2021. The decrease of cash provided by investing activities of approximately $17.3 million was primarily due to the approximately $14.3 million decrease in proceeds received from maturities of our marketable securities, an increase of approximately $2.4 million in purchases of marketable securities and the purchase of approximately $0.6 million of leasehold improvements and equipment as compared to June 30, 2021.

Financing Activities

Net cash provided by financing activities was approximately $0.1 million and $7.0 million for the six-month periods ended June 30, 2022 and 2021, respectively. The decrease of approximately $6.9 million is primarily due to the ATM sales during January 2021 of approximately $5.6 million, for which the Company did not have similar equity raises during the six months ended June 30, 2022, and a decrease in the receipt of proceeds of approximately $1.3 million from the exercising of stock options.

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

Contractual Obligations and Commitments

On March 7, 2022, the Company entered into an agreement with Thermo Fisher Scientific to provide commercial manufacturing capabilities for MAT2203. The estimated fees under the agreement, including capital equipment requirements, are approximately $7.7 million. The fees are expected to be incurred over a two-year period beginning in March 2022 through the first quarter of 2024.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of June 30, 2022, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On August 8, 2022, Dr. Raphael Mannino, the Company’s Chief Scientific Officer, notified the Company of his intent to retire from employment, effective December 31, 2022. On August 8, 2022, the Company and Dr. Mannino entered into a consulting agreement (the “Consulting Agreement”) for at least one year following the termination of his employment, whereby Dr. Mannino will serve as a strategic advisor to the Chief Executive Officer and provide various transition and other services to the Company at a monthly rate of $15,000 and the extension of the vesting and exercisability terms of outstanding stock options and warrants of the Company held by Dr. Mannino. The Consulting Agreement can be terminated at any time by Dr. Mannino and by the Company for cause, as defined in the Consulting Agreement. Pursuant to the Consulting Agreement, Dr. Mannino has agreed to certain specified restrictions on sales of the Company’s stock through the period ending December 31, 2023. The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Consulting Agreement. A copy of the Consulting Agreement will be filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Form 10-Q”). Certain terms of the Consulting Agreement have been omitted from this description and will be omitted from the version of the Consulting Agreement to be filed as an exhibit to the Form 10-Q.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: August 11, 2022	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: August 11, 2022	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.6	Description of Securities* (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022)
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications
*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

