Form 10-Q
period 2022-09-30
Matinas BioPharma Holdings, Inc.
filed 2022-11-02
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 216,864,526 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended September 30, 2022

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$11,175,838	$21,029,806
Marketable debt securities	21,875,015	28,592,049
Restricted cash – security deposit	50,000	50,000
Prepaid expenses and other current assets	3,997,798	1,321,466
Total current assets	37,098,651	50,993,321

Non-current assets:
Leasehold improvements and equipment – net	2,144,102	1,537,728
Operating lease right-of-use assets – net	3,742,019	4,218,890
Finance lease right-of-use assets – net	7,026	22,270
In-process research and development	3,017,377	3,017,377
Goodwill	1,336,488	1,336,488
Restricted cash – security deposit	200,000	200,000
Total non-current assets	10,447,012	10,332,753
Total assets	$47,545,663	$61,326,074

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$656,717	$938,270
Accrued expenses	3,696,932	2,850,888
Operating lease liabilities – current	540,076	538,546
Financing lease liabilities – current	7,860	21,039
Total current liabilities	4,901,585	4,348,743

Non-current liabilities:
Deferred tax liability	341,265	341,265
Operating lease liabilities – net of current portion	3,683,949	4,140,387
Financing lease liabilities – net of current portion	-	2,621
Total non-current liabilities	4,025,214	4,484,273
Total liabilities	8,926,799	8,833,016

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 216,864,526 and 216,269,450 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	21,685	21,627
Additional paid-in capital	188,529,404	184,251,138
Accumulated deficit	(148,996,657)	(131,634,208)
Accumulated other comprehensive loss	(935,568)	(145,499)
Total stockholders’ equity	38,618,864	52,493,058
Total liabilities and stockholders’ equity	$47,545,663	$61,326,074

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Research and development	$1,062,500	$-	$2,125,000	$33,333
Costs and expenses:
Research and development	3,706,828	4,621,255	12,811,462	10,343,451
General and administrative	2,818,252	2,256,689	8,423,868	7,710,625

Total costs and expenses	6,525,080	6,877,944	21,235,330	18,054,076

Loss from operations	(5,462,580)	(6,877,944)	(19,110,330)	(18,020,743)
Sale of New Jersey net operating loss & tax credits	-	-	1,734,133	1,328,470
Other income, net	988	41,394	13,748	108,298

Net loss	$(5,461,592)	$(6,836,550)	$(17,362,449)	$(16,583,975)

Preferred stock series B accumulated dividends	-	-	-	(395,799)
Net loss attributable to common shareholders	$(5,461,592)	$(6,836,550)	$(17,362,449)	$(16,979,774)
Net loss available for common shareholders per share – basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)
Weighted average common shares outstanding:
Basic and diluted	216,864,526	215,179,949	216,792,083	208,130,431
Other comprehensive loss, net of tax
Unrealized loss on securities available-for-sale	(181,152)	(52,837)	(790,069)	(229,766)
Other comprehensive loss, net of tax	(181,152)	(52,837)	(790,069)	(229,766)
Comprehensive loss attributable to shareholders	$(5,642,744)	$(6,889,387)	$(18,152,518)	$(16,813,741)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

	Common Stock		Additional Paid – in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	216,269,450	$21,627	$184,251,138	$(131,634,208)	$(145,499)	$52,493,058
Stock-based compensation	-	-	3,887,682	-	-	3,887,682
Issuance of common stock in exchange for options	195,076	18	99,423	-	-	99,441
Issuance of common stock pursuant to license agreement amendment	400,000	40	291,160	-	-	291,200
Other comprehensive loss	-	-	-	-	(790,069)	(790,069)
Net loss	-	-	-	(17,362,449)	-	(17,362,449)
Balance, September 30, 2022	216,864,526	$21,685	$188,529,404	$(148,996,657)	$(935,568)	$38,618,864

	Common Stock		Additional Paid – in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, June 30, 2022	216,864,526	$21,685	$187,116,333	$(143,535,065)	$(754,416)	$42,848,537
Stock-based compensation	-	-	1,413,070	-	-	1,413,070
Other comprehensive loss	-	-	-	-	(181,152)	(181,152)
Net loss	-	-	-	(5,461,592)	-	(5,461,592)
Balance, September 30, 2022	216,864,526	$21,685	$188,529,404	$(148,996,657)	$(935,568)	$38,618,864

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, December 31, 2020	4,361	$3,797,705	200,113,431	$20,010	$167,192,003	$(107,507,193)	$228,172	$63,730,697
Stock-based compensation	-	-	-	-	3,132,351	-	-	3,132,351
Issuance of common stock as compensation for services	-	-	23,910	3	23,811	-	-	23,814
Issuance of common stock in exchange for preferred stock	(4,361)	(3,797,705)	8,722,000	873	3,796,832	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($172,592)	-	-	3,023,147	302	5,580,169	-	-	5,580,471
Issuance of common stock in exchange for options	-	-	1,062,883	106	1,400,552	-	-	1,400,658
Issuance of common stock in exchange for warrants	-	-	114,957	12	(12)	-	-	-
Issuance of common stock pursuant to the Aquarius Merger Agreement	-	-	1,500,000	150	1,199,850	-	-	1,200,000
Stock dividend	-	-	1,687,200	169	843,431	(843,600)	-	-
Other comprehensive loss	-	-	-	-	-	-	(229,766)	(229,766)
Net loss	-	-	-	-	-	(16,583,975)	-	(16,583,975)
Balance, September 30, 2021	-	$-	216,247,528	$21,625	$183,168,987	$(124,934,768)	$(1,594)	$58,254,250

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, June 30, 2021	-	$-	214,627,522	$21,462	$180,929,263	$(118,098,218)	$51,243	$62,903,750
Stock-based compensation	-	-	-	-	1,031,949	-	-	1,031,949
Issuance of common stock as compensation for services	-	-	6,106	1	7,937	-	-	7,938
Issuance of common stock in exchange for Warrants	-	-	113,900	12	(12)	-	-	-
Issuance of common stock pursuant to the Aquarius Merger Agreement	-	-	1,500,000	150	1,199,850	-	-	1,200,000
Other comprehensive loss	-	-	-	-	-	-	(52,837)	(52,837)
Net loss	-	-	-	-	-	(6,836,550)	-	(6,836,550)
Balance, September 30, 2021	-	$-	216,247,528	$21,625	$183,168,987	$(124,934,768)	$(1,594)	$58,254,250

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

Unaudited

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,362,449)	$(16,583,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,024	179,421
Stock based compensation expense	3,887,682	3,217,497
Amortization of operating lease right-of-use assets	412,909	367,661
Amortization of finance lease right-of-use assets	15,244	29,300
Amortization of bond discount	157,553	172,227
Stock issued pursuant to license agreement amendment	291,200	-
Stock issued pursuant to the Aquarius Merger Agreement charged to Research and Development	-	1,200,000
Changes in operating assets and liabilities:
Operating lease liabilities	(390,945)	(335,833)
Prepaid expenses and other current assets	(2,676,332)	77,333
Accounts payable	(281,553)	312,057
Accrued expenses and other liabilities	846,044	98,574
Net cash used in operating activities	(14,856,622)	(11,265,738)

Cash flows from investing activities:
Purchase of marketable debt securities	(9,480,588)	(17,787,465)
Proceeds from sales of marketable debt securities	15,250,000	34,725,000
Purchases of leasehold improvements and equipment	(850,399)	(224,188)
Net cash provided by investing activities	4,919,013	16,713,347

Cash flows from financing activities:
Net proceeds from public offering of common stock	-	5,580,471
Proceeds from exercise of options	99,441	1,400,658
Payments of finance lease liability – principal	(15,800)	(24,459)
Net cash provided by financing activities	83,641	6,956,670

Net (decrease)/increase in cash, cash equivalents and restricted cash	(9,853,968)	12,404,279
Cash, cash equivalents and restricted cash at beginning of period	21,279,806	12,768,481

Cash, cash equivalents and restricted cash at end of period	$11,425,838	$25,172,760

Supplemental non-cash financing and investing activities:
Unrealized loss on securities for sale	$(790,069)	$(229,766)
Preferred stock conversion into common stock - Series B	$-	$3,797,705
Unearned restricted stock grants	$-	$7,189
Stock dividends issued	$-	$843,600
Right of use asset in exchange from liabilities from operating lease	$(63,964)	$1,443,610
Cashless exercise of warrants	$-	$12

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2022, the Company had an accumulated deficit of approximately $149.0 million. The Company’s net loss was approximately $17.4 million for the nine months ended September 30, 2022.

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

If the Company obtains U.S. Food and Drug Administration (“FDA”) approval for one or more of its product candidates, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. The Company also expects that its research and development expenses will continue to increase as it moves forward with additional clinical studies for its current product candidates and development of additional product candidates. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

As of September 30, 2022, the Company had cash and cash equivalents of approximately $11.2 million, marketable debt securities of approximately $21.9 million and restricted cash of approximately $0.3 million. The Company believes the cash and cash equivalents and marketable debt securities on hand are sufficient to fund planned operations through 2023.

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

The Company’s financial results for the three and nine months ended September 30, 2022 were not significantly impacted by COVID-19. However, the Company cannot predict the impact of the progression of COVID-19 on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of service providers and suppliers to continue to operate and deliver, the ability of the Company to maintain operations, and any further government and/or public actions taken in response to COVID-19.

Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Debt Securities

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash and cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable debt securities. Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and short-term U.S. treasury bonds that mature within three months of settlement date.

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both September 30, 2022 and December 31, 2021 of $250 thousand represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$11,176	$21,030	$24,923	$12,432
Restricted cash included in current/non-current assets	250	250	250	336
Cash, cash equivalents and restricted cash in the statement of cash flows	$11,426	$21,280	$25,173	$12,768

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable debt securities are recorded in other income, net. For the three and nine months ended September 30, 2022, the Company recorded unrealized losses of $181 thousand and $790 thousand, respectively. For the three and nine months ended September 30, 2021, the Company recorded unrealized losses of $53 thousand and $230 thousand, respectively. As of September 30, 2022 and December 31, 2021, the Company had net accumulated unrealized losses of $936 thousand and $145 thousand, respectively.

The following tables summarizes the Company’s marketable debt securities as of September 30, 2022:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$991	$—	$(36)	$955
U.S. Government Notes	16,342	—	(784)	15,558
Corporate Debt Securities	5,478	—	(116)	5,362
Total marketable debt securities	$22,811	$—	$(936)	$21,875

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2022:

Fair Value
Due within one year	$10,349
Due after one year through five years	11,526
$21,875

The following tables summarizes the Company’s marketable debt securities as of December 31, 2021:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Government Notes	$19,395	$2	$(120)	$19,277
Corporate Debt Securities	9,092	—	(27)	9,065
State and Municipal Bonds	250	—	—	250
Total marketable debt securities	$28,737	$2	$(147)	$28,592

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2021:

Fair Value
Due within one year	$8,257
Due after one year through five years	20,335
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

The carrying amounts of cash equivalents, current portion of restricted cash, prepaid expenses and other current assets, accounts payable, current portion of lease liabilities and accrued expenses approximate fair value due to the short-term nature of these instruments.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$955	$955	$—	$—
U.S. Government Notes	15,558	—	15,558	—
Corporate Debt Securities	5,362	—	5,362	—
Total	$21,875	$955	$20,920	$—

		Fair Value Hierarchy
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Government Notes	$19,277	$—	$19,277	$—
Corporate Debt Securities	9,065	—	9,065	—
State and Municipal Bonds	250	—	250	—
Total	$28,592	$—	$28,592	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable debt securities consisting of U.S. government notes, corporate debt securities and state and municipal bonds are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Equipment	$2,269	$1,640
Leasehold improvements	1,156	935
Total	3,425	2,575
Less: accumulated depreciation and amortization	1,281	1,037
Leasehold improvements and equipment, net	$2,144	$1,538

Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $89 thousand and $244 thousand, respectively, and for the three and nine months ended September 30, 2021 was $62 thousand and $179 thousand, respectively. During the nine months ended September 30, 2022 the Company purchased leasehold improvements of $221 thousand, and equipment of $629 thousand. During the nine months ended September 30, 2021 the Company purchased leasehold improvements of $57 thousand, and equipment of approximately $167 thousand.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Payroll and incentives	$1,462	$1,343
Deferred revenue *	1,408	33
Research and development expenses	334	381
General and administrative expenses	299	195
Other deferred liabilities **	194	899
Total	$3,697	$2,851

*	At September 30, 2022, the balance included $1,375 thousand related to an exclusive research collaboration with BioNTech SE (the “BioNTech Agreement”) and $33 thousand is related to a feasibility study agreement with Genentech, Inc. (the “Genentech Agreement”), which is expected to be recognized by December 31, 2022. At December 31, 2021, the balance of $33 thousand was related to the Genentech Agreement. The balance of the BioNTech Agreement will be recognized evenly over the next six months. (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

**	At September 30, 2022 and December 31, 2021, the balances of $194 thousand and $899 thousand, respectively, related to an award agreement with the Cystic Fibrosis Foundation (the “CFF Agreement). (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

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

Operating lease obligations

On September 13, 2022, the Company entered into an amendment to the operating lease agreement for its administrative office space in Bedminster, New Jersey which extends the term of the lease until June 30, 2029. Before this amendment, the lease term was scheduled to expire on July 31, 2028. (See Note 8 – Leases within the Company’s Notes to Consolidated Financial Statements included in the Company’s 2021 Form 10-K.)

The Company incurred lease expense for its operating leases of $194 thousand and $646 thousand for the three and nine months ended September 30, 2022, respectively, and $219 thousand and $626 thousand for the three and nine months ended September 30, 2021, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $138 thousand and $413 thousand for the three and nine months ended September 30, 2022, respectively, and $125 thousand and $368 thousand for the three and nine months ended September 30, 2021, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $0 and $1 thousand for the three and nine months ended September 30, 2022, respectively, and $1 thousand and $3 thousand for the three and nine months ended September 30, 2021, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $3 thousand and $15 thousand for the three and nine months ended September 30, 2022, respectively, and $9 thousand and $29 thousand for the three and nine months ended September 30, 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of September 30, 2022:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2022	$225	$6
2023	916	2
2024	956	-
2025	998	-
2026	1,040	-
Thereafter	1,355	-
Total undiscounted operating lease payments	$5,490	$8
Less: Imputed interest	1,266	-
Present value of operating lease liabilities	$4,224	$8

Weighted average remaining lease term in years	5.6	0.5
Weighted average discount rate	9.2%	7.0%

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

Note 9 – Revenue Recognition, Collaboration Agreements and Other

BioNTech Research Collaboration

On April 8, 2022, the Company entered into the BioNTech Agreement to evaluate the combination of mRNA formats utilizing the Company’s proprietary LNC platform delivery technology. Under the terms of the BioNTech Agreement, the Company received an exclusivity fee in the amount of $2.75 million, and BioNTech SE will fund certain of the Company’s research expenses to be incurred under the agreement. The parties have also commenced discussions on a potential option to license (“OTL”) agreement for the Company’s LNC platform delivery technology. The term of the agreement begins on the effective date and ends on the earlier of the execution of an OTL agreement by the parties, 12-months after the effective date and termination of the agreement.

The Company assessed the BioNTech Agreement under ASC 808 Collaboration Arrangements and ASC 606 Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty, BioNTech SE, is a customer based on the arrangement structure. The Company identified two material promises to deliver under the contract: (1) grant of an exclusive research license and (2) clinical research services. However, given the nature of the promises, the license and research services are not considered to be distinct from each other within the context of the contract. The Company therefore concluded that there is one combined performance obligation for both the license and research services.

The $2.75 million license fee was recorded as deferred revenue and is being recognized over the term of the contract performance obligation period, which the Company has concluded to be 12 months after the execution of the contract. The clinical research services are being invoiced as service revenue is earned on a monthly basis during the term of the contract.

As of September 30, 2022, the Company recognized approximately $2.1 million of contract research revenue from the BioNTech Agreement. For the three and nine months ended September 30, 2022, $688 thousand and $1.4 million of the contract research revenue was recognized from the license fee and $375 thousand and $750 thousand was earned from the monthly clinical research services performed by the Company. As of September 30, 2022, approximately $1.4 million of the license fee is included in deferred revenue within accrued expenses.

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

As of September 30, 2022, the Company has received approximately $3.6 million of the $4.5 million commitment, including the Amendment’s additional milestone payment, and a related deferred liability balance of $194 thousand and $899 thousand is included in accrued expenses at September 30, 2022 and December 31, 2021, respectively. The remainder of the Award will be paid to the Company upon the achievement of certain milestones related to progress of the Development Program, as set forth in the CFF Agreement.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into the Genentech Agreement which involves the development of oral formulations using the Company’s LNC platform delivery technology. Under the terms of the Genentech Agreement, Genentech paid the Company a total of $100 thousand for the development of three molecules, or $33 thousand per molecule, which is being recognized upon the Company fulfilling its obligations for each molecule under the Genentech Agreement. The Company recorded the upfront consideration as deferred revenue, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2021, the Company completed its obligations related to the first and second of the three molecules. During the three and nine months ended September 30, 2022, the Company did not complete its obligations related to the remaining molecule but expects to do so by December 31, 2022.

Note 10 – Income Taxes

Sale of net operating losses (NOLs) & tax credits

The Company recognized approximately $1.7 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively, in connection with the sale of certain state net operating losses (“NOLs”) and research and development tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

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

For the nine months ended September 31, 2021, the Company sold 3,023,147 shares of its common stock under its At-The-Market Sales Agreement with BTIG, LLC, at an average price of $1.90, generating gross proceeds of approximately $5.8 million and net proceeds of approximately $5.6 million. No sales of the Company’s common stock occurred during the nine months ended September 30, 2022.

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

As of September 30, 2022, the Company had outstanding warrants to purchase an aggregate of 988,000 shares of common stock at exercise prices ranging from $0.50 to $0.75 per share, all of which are fully vested and with expiration dates between December 31, 2022 and June 21, 2023. The following table summarizes the changes in warrants outstanding during 2021 and for the nine months ended September 30, 2022:

Shares
Outstanding at December 31, 2020	1,328
Issued	-
Exercised	(320)
Tendered	-
Expired	(20)
Outstanding at December 31, 2021	988
Issued	-
Exercised	-
Tendered	-
Expired	-
Outstanding at September 30, 2022	988 *

*	Weighted average exercise price for outstanding warrants is $0.56.

Basic and diluted net loss per common share

During the three and nine months ended September 30, 2022 and 2021, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive as of September 30, 2022 and 2021:

	As of September 30,
	2022	2021
Stock options	27,782	22,242
Warrants	988	988
Total	28,770	23,230

Note 12 – Accumulated Other Comprehensive (Loss)/Income

The following table summarizes the changes in accumulated other comprehensive (loss)/income by component during the nine months ended September 30, 2022 and 2021:

	Net Unrealized (Losses)/Gains on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2021	$(145)	$(145)
Net unrealized loss on securities available-for-sale	(791)	(791)
Net current period other comprehensive loss	(791)	(791)
Balance, September 30, 2022	$(936)	$(936)

Balance, December 31, 2020	$228	$228
Net unrealized loss on securities available-for-sale	(230)	(230)
Net current period other comprehensive income	(230)	(230)
Balance, September 30, 2021	$(2)	$(2)

All components of accumulated other comprehensive income are net of tax.

Note 13 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the nine months ended September 30, 2022 and 2021.

The following table contains information about the Company’s stock plan at September 30, 2022:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan	45,603	*	32,463	**	13,140

*	Increased by 8,651 thousand on January 1, 2022, representing 4% of the total number of shares of common stock outstanding on December 31, 2021.
**	Includes both restricted stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and Development	$554	$467	$1,660	$1,411
General and Administrative	859	594	2,228	1,806
Total	$1,413	$1,061	$3,888	$3,217

As of September 30, 2022, total compensation costs related to unvested awards not yet recognized was approximately $8.1 million and the weighted-average periods over which the awards are expected to be recognized was 2.4 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the nine months ended September 30, 2022:

Stock Options
Outstanding at December 31, 2021	28,184
Granted	1,095
Exercised	(195)
Forfeited	(165)
Cancelled	-
Expired	(1,137)
Outstanding at September 30, 2022	27,782

Restricted Stock Awards

During the nine months ended September 30, 2022 and 2021, the Company granted restricted stock awards for 0 and 8 thousand shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of the 2021 restricted awards as general and administrative expense of $29 thousand and $85 thousand for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was no unrecognized compensation costs related to restricted stock grants.

Note 14 – Commitments and Contingencies

On March 7, 2022, the Company entered into an agreement with Thermo Fisher Scientific to provide scale-up and commercial manufacturing capabilities for MAT2203. The estimated fees under the agreement, including capital equipment requirements, are approximately $7.7 million. The fees are expected to be incurred over a two-year period beginning in March 2022 through the first quarter of 2024. For the three and nine months ended September 30, 2022, the Company prepaid $2.0 million to Thermo Fisher Scientific for expenses to be incurred during beginning phases of the agreement activities. During the three and nine months ended September 30, 2022, the Company expensed $7 thousand and $45 thousand, respectively. At September 30, 2022, $1,955 thousand is included in prepaid expenses and other current assets.

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

Overview

We are a clinical-stage biopharmaceutical company focused on redefining the intracellular delivery of nucleic acids and small molecules through our lipid nanocrystal (LNC) platform delivery technology. Our current pipeline consists of two potent anti-infective small molecules, MAT2203 (oral amphotericin B) and MAT2501 (oral amikacin). We are also expanding the application of our LNC platform through collaborations with well-respected pharmaceutical companies whose molecules and compounds benefit from the unique capabilities of our delivery technology, which can provide oral bioavailability and facilitate non-toxic and efficient intracellular delivery. We are intent on further expansion of our LNC platform, both internally and through external partnerships, into the field of nucleic acids where delivery into cells remains a critical element of therapeutic effect.

Key elements of our strategy include:

●	Advancing our clinical stage assets based on our LNC platform delivery technology and continuing to expand utilization of this promising technology into areas of innovative medicine beyond small molecules, including nucleic acids (e.g. mRNA, DNA, ASOs) and proteins, both internally and through additional external collaborations and partnerships, including our feasibility study agreement with Genentech and exclusive research collaboration with BioNTech SE.

●	Advancing MAT2203 toward NDA filing through the ongoing EnACT study for the treatment of cryptococcal meningitis, which highlights the safety and efficacy of this promising drug candidate, while also demonstrating the ability of our LNC platform technology to deliver potent medicines across the blood-brain barrier with oral administration.

●	Progressing the development of MAT2501 through extensive preclinical toxicology and efficacy studies in NTM infections and completing a single ascending dose (SAD) pharmacokinetic study in healthy volunteers, all with the financial support of the CFF.

We have incurred losses for each period from our inception. For the nine months ended September 30, 2022 and 2021, our net loss was approximately $17.4 million and $16.6 million, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the three and nine months ended September 30, 2022, we generated approximately $1.1 million and $2.1 million, respectively, in contract research revenue resulting from the research collaboration with BioNTech SE and $0 and $33 thousand during the three and nine months ended September 30, 2021, respectively, resulting from the feasibility study agreement with Genentech Inc. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidates MAT2203 and MAT2501, and advancement of our LNC platform delivery technology, which include:

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and nine months ended September 30, 2022 and 2021. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal staffing, overhead and other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Direct research and development expenses:
Manufacturing process development	$417	$844	$1,988	$1,572
Preclinical trials	86	99	711	101
Clinical development	492	586	1,702	1,652
Regulatory	160	44	562	129
Internal staffing, overhead and other	2,552	3,048	7,848	6,889
Total research and development	$3,707	$4,621	$12,811	$10,343

Research and development activities are central to our business model. We expect our research and development expenses to increase because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. Our research and development expenses reflect the reimbursement of certain MAT2501 program expenses related to the CFF award agreement. In addition, we will look to strategically expand the use of our LNC platform delivery technology through additional development work. During 2022, we are focused on advancing our lead product candidate, MAT2203, to efficacy data in the treatment of cryptococcal meningitis (CM), accelerating the development of MAT2501 and also expanding application of our LNC platform delivery technology through both internal efforts and collaborations with third parties.

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

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and research and development tax credits under the New Jersey Technology Business Tax Certificate Transfer Program was approximately $1.7 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” in our 2021 Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: (i) Stock-based compensation, (ii) Fair value measurements, (iii) Research and development costs, (iv) Goodwill and other intangible assets, (v) Basic and diluted net loss per common share, and (vi) Revenue recognition.

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

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

The following tables summarizes our revenues and operating expenses for the periods presented:

	Three Months Ended September 30,
	2022	2021
Revenues	$1,063	$-

Expenses:
Research and development	$3,707	$4,621
General and administrative	2,818	2,257
Operating Expenses	$6,525	$6,878

Revenues. During the three months ended September 30, 2022 we generated $1.1 million from the exclusive research collaboration with BioNTech SE and no revenue during the same period in 2021.

Research and Development expenses. Research and Development (R&D) expense for the three months ended September 30, 2022 and 2021 was approximately $3.7 million and $4.6 million, respectively. The decrease in R&D expenses was primarily due to the expense related to the issuance of common stock pursuant to the Aquarius Merger Agreement in 2021 and decreased manufacturing expenses partially offset by higher compensation expense related to increased head count in 2022.

General and Administrative expenses. General and administrative expense for the three months ended September 30, 2022 and 2021 was approximately $2.8 million and $2.3 million, respectively. The increase in general and administrative expense was primarily due to increased compensation expense related to increased head count.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021
Revenues	$2,125	$33

Expenses:
Research and development	$12,811	$10,343
General and administrative	8,424	7,711
Operating Expenses	$21,235	$18,054

Sale of net operating losses (NOLs)	$1,734	$1,328

Revenues. During the nine months ended September 30, 2022 and 2021, we generated revenue of approximately $2.1 million and $33 thousand. The amount earned during the current year consists of contract research revenue resulting from the research collaboration with BioNTech SE while the amount earned during the prior year resulted from the feasibility study agreement with Genentech Inc.

Research and Development expenses. Research and Development (R&D) expense for the nine months ended September 30, 2022 and 2021 was approximately $12.8 million and $10.3 million, respectively. The increase in R&D expenses was primarily due to the increased clinical trials and manufacturing costs related to the advancement of our product candidates and higher compensation expense in 2022 partially offset by a non-recurring expense related to the Aquarius Merger Agreement in 2021.

General and Administrative expenses. General and administrative expense for the nine months ended September 30, 2022 and 2021 was approximately $8.4 million and $7.7 million, respectively. The increase in general and administrative expense was primarily due to higher compensation expense.

Sale of net operating losses (NOLs). The Company recognized approximately $1.7 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively, in connection with the sale of state net operating losses and research and development tax credits to third parties under the New Jersey Technology Business Tax Certificate Transfer Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of September 30, 2022, we have raised a total of approximately $156.7 million in gross proceeds and approximately $143.9 million, net, from sales of our equity securities.

As of September 30, 2022, we had cash, cash equivalents and marketable debt securities totaling approximately $33.1 million.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(14,857)	$(11,266)
Cash provided by investing activities	4,919	16,713
Cash provided by financing activities	84	6,957
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(9,854)	$12,404

Operating Activities

Net cash used in operating activities was approximately $14.9 million and $11.3 million for the nine months ended September 30, 2022 and 2021, respectively. Net losses of approximately $17.4 million and $16.6 million for the nine months ended September 30, 2022 and 2021, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business. We expect that there will be an increase in cash used in operations during the remainder of 2022 and into 2023 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Approximately $4.9 million of net cash was provided by investing activities for the nine months ended September 30, 2022, while approximately $16.7 million of net cash was provided by investing activities for the nine months ended September 30, 2021. The decrease of cash provided by investing activities of approximately $11.8 million was primarily due to the approximately $19.5 million decrease in proceeds received from maturities of our marketable debt securities, offset by a decrease of approximately $8.3 million in purchases of marketable debt securities and the purchase of approximately $0.6 million of leasehold improvements and equipment as compared to the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was approximately $0.1 million and $7.0 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of approximately $6.9 million is primarily due to the ATM sales during January 2021 of approximately $5.6 million, for which the Company did not have similar equity raises during the nine months ended September 30, 2022, and a decrease in the receipt of proceeds of approximately $1.3 million from the exercise of stock options.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct further preclinical and clinical studies of MAT2203, our lead product candidate, even if such studies are primarily financed with non-dilutive funding from the NIH;

●	support the conduct of further clinical studies of MAT2501, even if such studies are primarily financed with non-dilutive funding from the CFF;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of September 30, 2022, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: November 2, 2022	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: November 2, 2022	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.6	Description of Securities (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022).
*†10.1	Consulting Agreement, dated August 8, 2022, by and between the Company and Raphael J. Mannino.
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications
*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensation plan, contract or arrangement. Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

