Form 10-K
period 2022-12-31
Matinas BioPharma Holdings, Inc.
filed 2023-03-15
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2022 was approximately $164.8 million.

As of March 3, 2023, there were 217,264,526 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2022

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates which are still in an early development stage;

●	our reliance on our proprietary lipid nanocrystal (LNC) platform delivery technology, and certain related patents which are exclusively licensed to us by Rutgers University (Rutgers);

●	our ability to manufacture GMP batches of our product candidates which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third parties, including third parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry; and

●	our operations, business and financial results could be adversely impacted by the current public health pandemic related to COVID-19.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on delivering groundbreaking therapies using our lipid nanocrystal (LNC) platform delivery technology (LNC Platform) to maximize global clinical impact and patient access. The Company is developing an internal portfolio of products and strives to be the partner of choice for leading pharmaceutical companies seeking to develop novel formulations that capitalize on the unique characteristics of the LNC Platform to facilitate, enhance and optimize the delivery of complex nucleic acids. Our current internal pipeline consists of MAT2203 (oral amphotericin B), a highly potent antifungal drug which we have successfully made oral, safe, and well-tolerated for patients. We also have internal discovery programs ongoing in the formulation and delivery of small oligonucleotides, namely antisense oligonucleotides (ASOs) and silencing or short interfering RNAs (siRNAs). We are also intent on expanding the application of our LNC Platform through collaborations with well-respected pharmaceutical companies whose molecules and compounds benefit from the unique capabilities of our delivery technology, which can provide oral bioavailability and facilitate non-toxic and efficient intracellular delivery of nucleic acids, particularly in the fields of mRNA and DNA.

We are dedicated to maximizing the value associated with our unique LNC Platform. This proprietary platform technology, which partially relies upon an exclusive worldwide license from Rutgers University to certain intellectual property, nano-encapsulates chemical and biological payloads in a way that facilitates safe, efficient, and targeted intracellular delivery for a wide variety of molecules, including nucleic acids (mRNA, DNA, siRNA, antisense oligonucleotides (ASOs)), proteins and small molecules. Our LNCs are primarily comprised of phospholipids, like phosphatidylserine (PS), and calcium (which is required to keep LNCs intact) and are well differentiated from other viral and lipid nano-particle delivery technologies. LNCs have a novel targeting profile utilizing PS fusion and PS-receptor mediated endocytosis. LNCs have a neutral immunogenic profile enabling repeated administration, which is a significant drawback associated with both viral vector (AAV) and lipid nanoparticle (LNP) delivery due to the potential for cytotoxicity. The structure of an LNC is highly stable, protecting the payload throughout formulation and following administration into the human body. This stability eliminates the need for the extreme cold chain storage temperatures required to maintain the integrity of LNPs, and facilitates the oral administration of LNCs, which is not possible with either AAV or LNP delivery as LNCs protect the vulnerable payload from the gastric environment and potential extracellular degradation. LNCs can also be administered via IV or IM injection and intranasally. Because of their unique composition, we believe LNCs can be delivered into a cell through both endocytosis and membrane fusion. Once LNCs gain access to the inside of a cell, they naturally unwind due to the necessarily low calcium concentrations inside a cell. Thereafter, depending on the target, payloads either have their desired impact inside a cell, or utilize the cell as a vehicle to target tissues, in the case of infection or inflammation.

Clinical and preclinical studies have demonstrated success in delivering LNCs to professional phagocytes, including macrophages, sites of infection and inflammation, and tumors. Each of these target cells either have exposed PS, enabling cellular fusion, or specific and dedicated PS receptors which facilitate receptor mediated cellular uptake. This tissue targeting, coupled with the potential to deliver a broad range of therapeutic agents, including small molecules, vaccines, peptides, and proteins, as well as nucleic acid polymers (e.g., mRNA, DNA , ASOs, and siRNA,) provide an array of potential targets and modalities from which to create a broad pipeline of internal product candidates and partnerships.

Our lead drug candidate based on the LNC Platform is MAT2203, an oral formulation of amphotericin B, a well-known and highly effective antifungal drug. Amphotericin B is currently only available in IV formulations which are associated with significant renal toxicity and labeled restrictions on its use for up to 2 weeks in the United States and only 1 week in most parts of the world due to its toxicities, the most prevalent of which is severe nephrotoxicity. Despite these limitations, amphotericin B is currently used and approved to treat a variety of invasive, and potentially deadly, fungal infections due to its potency. MAT2203, which is formulated using our LNC delivery technology, has the potential to preserve the efficacy of amphotericin B while eliminating the risk of nephrotoxicity and providing more convenient and cost-effective oral administration. MAT2203’s product profile could potentially allow physicians and patients to use MAT2203 for longer periods of time and more broadly than amphotericin B could ever have been used previously.

The initial planned indication for MAT2203 is as step-down therapy from IV amphotericin B for the treatment of cryptococcal meningitis (CM), a deadly fungal infection located in the brain, and which primarily affects immunocompromised patients. This initial step-down indication is a gateway indication, as we plan to expand the utilization of MAT2203 into the treatment of other invasive fungal infections (IFIs) and potentially even for prophylaxis against IFIs in immunocompromised patients, such as transplant patients.

MAT2203 has been developed to date with the assistance and financial support of the National Institutes of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH). MAT2203 has been designated as a Qualified Infectious Disease Product (QIDP) with Fast Track Status for the treatment of invasive candidiasis, the treatment of aspergillosis, the prevention of IFIs in patients who are on immunosuppressive therapy, and, most recently with an Orphan Designation for the treatment of cryptococcosis. Upon approval, MAT2203 could be eligible for up to 12 years of regulatory or marketing exclusivity in the United States.

In partnership with the NIH, we have conducted numerous preclinical studies of MAT2203 in cryptococcal meningitis and demonstrated that MAT2203 was able to (a) cross the blood-brain barrier, (b) effectively treat this infection, and (c) eliminate the toxicity normally associated with delivery of amphotericin B intravenously. The NIH has funded a grant submission from the University of Minnesota for a clinical study of MAT2203 in patients with cryptococcal meningitis in Uganda, where this disease is highly prevalent among the human immunodeficiency virus (HIV)-positive community. This study, the Encochleated Oral Amphotericin for Cryptococcal Meningitis Trial (EnACT), initiated in 2019 and recently completed enrollment and reported positive data. Cohort 2 of EnACT evaluated the safety and efficacy of MAT2203 (administered with adjunctive flucytosine) as early step-down treatment, following two days of IV amphotericin B, followed by consolidation treatment with MAT2203 in combination with 800 mg/day fluconazole for an additional 4 weeks. Cohort 4 of EnACT evaluated the safety and efficacy of an all-oral regimen of MAT2203 (administered with adjunctive flucytosine) for the initial 14-day induction period, with MAT2203 treatment continued for an additional four weeks into the consolidation phase, administered in combination with 800 mg/day of fluconazole. The primary endpoint of EnACT was early fungicidal activity, a direct measurement of the quantitative rate of antifungal activity at the site of infection in the cerebrospinal fluid (CSF) surrounding the brain, a well-recognized key surrogate marker for survival. The pre-specified target threshold of 0.20 in EnACT is clinically meaningful and represents a robust degree of fungal clearance that is associated with enhanced survival. Early fungicidal activity beyond the >0.20 threshold have not resulted in any observed incremental benefit. EnACT also included secondary endpoints of overall survival, prevention of relapse, CSF sterilization, and safety.

EnACT Cohort 4 data from 40 MAT2203 treatment arm participants and 40 standard of care (SOC) controls were presented during the IDWeek 2022 conference. Data from Cohort 4 confirms the efficacy and safety observed in Cohort 2, which is clinically important given the lack of any IV amphotericin B loading doses administered in this “all-oral” treatment cohort. Since the time of the data presentation in October 2022, we continue to collect data for ongoing patients.

Interim Results from Cohort 4

The key interim results from Cohort 4 of EnACT include exceeding the prespecified early fungicidal activity threshold of >0.20 CFU/mL CSF/day, survival, and the safety of longer-term use of an oral formulation of amphotericin B (MAT2203) for up to 6 weeks.

●	Exceeding Key Early Fungicidal Activity Threshold

In Cohort 4, the CSF yeast clearance rate exceeded the prespecified primary endpoint threshold target of >0.20, with a mean early fungicidal activity achieved of 0.353 log10 CFU/mL/day with 95% confidence intervals from 0.22 – 0.49. Several participants with high baseline fungal burdens had noteworthy antifungal activity within the MAT2203 treatment arm, including one patient with quantitative cryptococcal culture as high as 915,000 CFU/mL at the time of screening with effective clearance during the induction period, a key demonstration of potent antifungal activity, even in the most challenging of cases.

●	Survival

In Cohort 4, in 40 patients receiving MAT2203 treatment, interim 18 Week survival is currently 85%, while the survival rate at Week 2 was 95% (similar to SOC); note that Week 2 survival is the prespecified primary endpoint for the MAT2203 Phase 3 registration trial in cryptococcal meningitis. No deaths were attributed to lack of effect of MAT2203.

●	Safety

MAT2203 patients had fewer Grade ≥3 Clinical adverse events (AEs) (42%) vs. SOC treatment (59%). Importantly, the incidence of AEs events relating to kidney function and anemia were significantly lower for MAT2203 compared with the SOC treatment, with no evidence of kidney toxicity seen with 6 weeks of oral MAT2203 treatment. The favorable safety and tolerability data seen in Cohort 4 support the use of oral MAT2203 for longer-term use, something not previously feasible due to associated toxicities with currently available IV formulations of amphotericin B.

Phase 3 Key trial elements

With guidance from multiple positive meetings with FDA based upon the data generated in EnACT, the Company has finalized the design of a single pivotal Phase 3 registration trial for MAT2203 supporting submission of a New Drug Application (NDA) for a simplified indication for the treatment of CM. The open-label trial involves a three arm non-inferiority design in HIV patients with CM: (A) step-down therapy with MAT2203 with treatment continuing for 2 weeks; (B) step-down therapy with MAT2203 with treatment out to 6 weeks (mirroring Cohort 2 of EnACT); and (C) a SOC control arm of IV amphotericin B induction transitioning to fluconazole. The non-inferiority margin for both the primary and key secondary endpoints will be 10% and total enrollment is expected to be approximately 270 patients, with an adaptive, de-risking design allowing for the potential for additional patients once enrollment has reached 75%.

The primary endpoint of the trial will be 2-week all-cause mortality, with a pooled analysis across the two MAT2203 treatment arms compared with SOC control to support a potential indication for the treatment of CM for up to 2 weeks. To evaluate opportunities for extending MAT2203 therapy, a key secondary analysis of 10-week relapse free survival of optimized treatment (2-weeks or 6-weeks) against SOC will be evaluated for non-inferiority. Selection of the optimal treatment regimen will be based on predefined and protocolized clinical criteria and will then form the basis for a final NDA submission.

We have also received positive feedback from the European Medicines Agency (EMA) on both our Request for Scientific Advice and our Orphan Drug Application; this provides alignment with FDA and positions MAT2203 for global registration in key commercial markets.

Data from EnACT validates the use of MAT2203 in difficult-to-treat fungal infections, and we believe positions MAT2203 to become a best-in-class antifungal drug for the treatment of additional IFIs. Furthermore, the demonstration that MAT2203 effectively crosses the blood-brain barrier in humans positions our LNC Platform to potentially be used more broadly with many other types of molecules, potentially including nucleic acids.

Platform Collaborations

In addition to advancing MAT2203, we plan to establish a broad internal and external pipeline of drug candidates utilizing our LNC Platform. Internally, we have increased our efforts to demonstrate, validate and optimize the formulation and intracellular delivery of nucleic acids. We also are in active discussions with third parties concerning the formulation of proprietary nucleic acids utilizing our LNC Platform and are concentrating on those parties with demonstrated scientific expertise and competitive advantages in the nucleic acid space. We have ongoing collaborations with third parties which have successfully broadened the application of our LNC Platform and remain ongoing.

●	In December 2019, we announced a feasibility collaboration with Genentech relating to the development of oral formulations of up to three Genentech proprietary compounds applying the LNC Platform. This collaboration has resulted in the successful formulation of two Genentech compounds and the agreement was recently extended through 2023.

●	In April 2022, we announced that we entered an exclusive research collaboration with BioNTech to evaluate the combination of mRNA formats utilizing our proprietary LNC Platform. The parties expect to collaborate closely on formulation, optimization, and in vitro testing. Under the terms of the agreement with BioNTech, we received an exclusivity fee in the amount of $2.75 million, and BioNTech is funding certain of our research expenses related to the collaboration. We remain in discussions with BioNTech on a potential license agreement for our LNC Platform.

●	In January 2023 we announced a strategic collaboration with National Resilience, Inc. (Resilience). The parties entered into a Material Transfer and Evaluation Agreement focused on exploring the potential for oral delivery of identified nucleic acids pursuant to which the parties will collaborate on a research program comprising the design, formulation, optimization, and in vitro and in vivo testing of these nucleic acid formats in combination with the Company’s proprietary LNC Platform.

We continue to evaluate additional potential strategic collaborations with other interested biotechnology and pharmaceutical partners. These collaborations could enable us to grow our external pipeline and generate upfront, license, milestone, and royalty payments as we maximize the value of the overall LNC Platform.

Strategy

We are focused on redefining the intracellular delivery of nucleic acids and small molecules through our LNC Platform and its application to overcome current challenges in safely and effectively delivering small molecules, nucleic acids, gene therapies, proteins/peptides, and vaccines.

Key elements of our strategy include:

●	Advancing our LNC Platform and expanding the utilization of this promising technology into areas of innovative medicine beyond small molecules, including nucleic acids (e.g., mRNA, DNA, ASOs) and proteins.

●	Positioning MAT2203 for an NDA filing for various indications for the treatment of serious IFIs, including cryptococcal meningitis. We are seeking non-dilutive funds from prospective third-party pharmaceutical partners and various governmental sources of capital, such as the Biomedical Advanced Research and Development Authority (BARDA) and the NIH to continue the development of MAT2203 into Phase 3. We are also seeking the input and guidance of the FDA for an additional Phase 3 study of various IFIs.

●	Building an external pipeline of collaborations focused on our LNC Platform with leading pharmaceutical companies like BioNTech, Genentech and National Resilience to provide delivery solutions for their complex nucleic acid drug products.

Our Lipid Nanocrystal (LNC) Platform

Safe, efficient, and targeted intracellular delivery of medicines remains one of the biggest challenges in the pharmaceutical and biotech industry today. An ever-growing understanding of the complex biology within cells has given rise to increasingly sophisticated therapeutic approaches targeting the genetic machinery driving metabolic activity within cells. Unfortunately, the currently available options for intracellular delivery – liposomes, lipid nanoparticles (LNPs) and viral vectors – although widely adopted, continue to have their own well-recognized limitations, including inefficient delivery, undesirable and dangerous toxicity and immunogenicity, and unstable formulations which necessitate challenging storage conditions (Figure 1).

Until now, there have been limited options for intracellular delivery, and, despite these limitations, LNPs have emerged as a primary delivery vehicle for mRNA, while viral vectors remain the mainstay of DNA delivery and gene therapy. We have developed our own proprietary lipid nanocrystal (LNC) delivery platform that we believe may help overcome many of the limitations of both LNPs and viral vectors,

Figure 1: Current Delivery Technologies

LNCs – Background

“Cochleate lipid cylinders” were originally described in scientific literature as complex, cylindrical, multi-lamellar structures arising from the addition of Ca++ to sonicated liposomal preparations of phosphatidylserine (PS) in an aqueous solution, with the lamellae folded in a spiral, crystalline configuration that excludes water. When sufficient external calcium is present, these structures remain in a crystalline state, while the addition of etheylenediaminetetraacetic acid (EDTA) to these preparations (removing the calcium) results in the loss of the stable spiral crystalline structure (Figure 2).

Figure 2: Cochleate Formation

We have developed techniques to embed cargo molecules within cochleates as they are assembled. These new cargo-carrying structures (termed lipid nanocrystals, or LNCs) have been used to successfully deliver a number of different cargo molecules to cells in vitro and to animals and humans in vivo. Because of their exceptional stability (an anhydrous crystalline structure) and unique composition (PS-containing bilayers), we believe that LNCs are a promising alternative for the intracellular delivery of a variety of small molecules – proteins, peptides, siRNA, ASOs – and, with modifications, large oligonucleotides such as DNA and RNA. In addition, since the normal physiologic levels of calcium in the gut can maintain their crystalline structure, LNC formulations can also potentially be delivered orally, as the encapsulated cargo is protected from degradation by harsh environmental conditions or enzymes (Figure 3).

Figure 3: LNCs Encapsulate and Protect their Cargo in a Water-free Environment

Importance of Phosphatidylserine

Phosphatidylserine (PS) is present in virtually all cells and is an integral part of the cell membrane. PS is normally localized to the inner part of the membrane bilayer by active cellular processes and not normally exposed externally (Figure 4). However, when cells are injured and/or apoptotic, PS moves from the inner layer to the outer layer and is the primary “eat me” signal driving efferocytotic clearance of apoptotic cells by professional phagocytes.

Studies with cargo carrying LNCs have documented both a lack of cargo accumulation in the tissues of normal, healthy animals, and significant cargo delivery to involved tissues in infected animals. Another important aspect of the underlying stability of LNCs is that they do not release their cargo within the blood (due to the presence of stabilizing levels of calcium), and delivery of cargo is confined to involved cells and tissues.

Mechanistically, the cellular entry of LNCs is driven by PS, which is an important participant in both efferocytotic clearance of apoptotic cells and in physiologic cellular fusion processes (Figure 4). As noted, apoptotic cells expressing PS on their surface are recognized and cleared by professional phagocytes, without eliciting the normal inflammatory responses that might otherwise be anticipated with cell death. Professional phagocytes themselves have several very specific PS receptors that facilitate this clearance. Parenthetically this mechanism is exploited by enveloped viruses to facilitate viral uptake by immune cells – “viral apoptotic mimicry” – noting that the “envelope” of enveloped viruses is basically comprised of PS. Thus, phagocytosis of LNCs by professional phagocytes (and some non-professional phagocytes) becomes one mechanism for intracellular delivery of LNCs.

Figure 4: Importance of Phosphatidylserine (PS) in apoptotic phagocytosis

As described above, in addition to its role as an “eat-me” signal for uptake of apoptotic cells by phagocytes, PS also plays a very important role in normal physiologic cellular fusion processes – as a “fuse-me” signal (such as with the formation of myotubules from myoblasts, the formation of osteoclasts from osteoblasts, and the fertilization of an of egg by sperm to form a zygote) or even as a “heal me” signal (as with axonal fusion after injury or repair of injured cell membranes). Consequently, the presence of PS on both the surface of LNCs and on the surface of targeted somatic cells (which themselves may express PS because of injury or inflammation) creates additional opportunities for intracellular delivery via direct cellular fusion (Figure 5).

Figure 5 – Importance of Phosphatidylserine (PS) in Cellular Fusion

LNC Drug Delivery

Because of their underlying stability, LNCs do not release cargo within the blood (due to the presence of stabilizing levels of calcium), and the delivery of cargo is confined to involved cells and tissues. Studies utilizing an LNC formulation of radio-labeled amphotericin showed no accumulation in normal healthy tissues, in contrast to multiple studies showing clinically meaningful tissue levels of amphotericin when amphotericin-carrying LNCs were administered in the setting of systemic fungal infections.

After oral administration, LNCs are transported across the cells lining the gastrointestinal tract (via transcytosis). Because of their size, LNCs do not enter the portal circulation and thereby avoid first pass hepatic metabolism. Instead, they are transported through the gut lymphatics to the thoracic duct and enter the circulatory system via the superior vena cava. Once they have entered the circulation, LNCs are transported by professional phagocytes (as well as via other non-cellular mechanisms) to sites of injury or infection, where they are avidly taken up by infected/injured cells that have PS on the outer layer of their cell membranes. Finally, when exposed to the very low calcium environment in the interior of a cell, the forces responsible for maintaining the otherwise stable LNC structure are no longer as strong, and the LNCs release their cargo.

Overcoming limitations of LNPs and viral vectors

Conventional LNPs in blood bind ApoE to their surface and are taken up into cells by clathrin-mediated endocytosis via the ApoE-recognizing LDL receptor. From within early endosomes, LNPs then act to disrupt the endosomal membrane and gain entry to the cytosol. Endosomal escape of LNPs is a very inefficient process, with endosomal escape rates of generally < 5%. Administration of LNPs can also be associated with injection site reactions and other toxicities arising from the destruction of the endosomal membrane, which, ultimately, can limit their chronic use. Finally, LNPs cannot be delivered orally.

Viral vectors, including adeno-associated virus, attempt to utilize viral cellular entry mechanisms to facilitate fusion with the cell membrane and delivery of molecules into a cell. Unfortunately, viral vectors have historically been associated with severe negative immune responses and even deaths and similar to LNPs, viral vectors cannot be delivered orally.

Ways in which LNCs can help overcome the limitations of LNPs and viral vectors include efficient cellular delivery, a breadth of payload capabilities, extra-hepatic targeting, reduced toxicity and improved safety, multiple potential routes of administration (including oral) ,and improved stability and shelf-life.

LNCs can be delivered in a variety of ways, including orally, intramuscularly, intravenously, and intranasally. This flexibility represents a significant advantage over other delivery modalities and presents significant opportunities to efficiently deliver many different molecules.

With multiple potential mechanisms for getting into cells, unlike with LNPs, we believe that intracellular delivery via LNCs is not primarily confined to the liver, and as noted, LNCs have been used to successfully deliver a wide range of therapeutic compounds – including small molecules, proteins, ASOs, siRNA, DNA plasmids and DNA-protein complexes, both in vitro and in vivo.

Therapeutic applications of our proprietary delivery technology have focused initially on the delivery of potent, highly effective anti-infective agents that have treatment-limiting potential toxicities, including irreversible toxic effects on kidney and hearing function. For instance, with MAT2203 we have developed a less toxic and orally deliverable formulation of the potent (but otherwise highly toxic) fungicidal drug amphotericin that can be safely used for longer periods of time than currently possible with conventional amphotericin in the treatment of deadly fungal infections. This, in turn, has created potential opportunities to use amphotericin in ways that were not previously possible with conventional formulations, and endeavor to make amphotericin treatment possible in settings where conventional amphotericin has proven to be too toxic.

More recently, our research and development efforts using the LNC Platform have expanded to address additional therapeutic nucleic acid cargos – both small oligonucleotides (ASOs, siRNA, etc.) and larger oligonucleotides like DNA and mRNA. The latter large complex molecules have their own unique formulation challenges but can be successfully incorporated into a modified LNC structure and have been successfully delivered in vitro in a variety of different cell types.

Our LNC Clinical Stage Assets

We have leveraged our LNC Platform to develop clinical-stage products that we believe have the potential to become best-in-class drugs in their respective therapeutic classes. Our lead product candidate, MAT2203, is an orally administered LNC formulation of a broad spectrum anti-fungal drug called amphotericin B. Based on the data generated in Cohorts 2 and 4 of EnACT and following additional follow-up meetings with the FDA, we believe we have a well-defined pathway to NDA submission for MAT2203 for an initial indication for the treatment of cryptococcal meningitis. Our overall development strategy is to ultimately pursue a broader indication for MAT2203 for the treatment of IFIs, building upon the efficacy bridge we have established with MAT2203 to IV amphotericin B based on the data from EnACT.

Cryptococcal Meningitis History and Plan

Based upon robust preclinical data, the NIH financially supported a grant application from the University of Minnesota to conduct EnACT in Uganda. This study was initiated in October 2019 and is exploring the use of MAT2203 for both induction and maintenance therapy in the treatment of CM, which is one of the most frequent and opportunistic infections in HIV patients. Given the high morbidity and mortality associated with CM in HIV patients, the clinical unmet need is very high with the global burden estimated at 1 million cases annually. We plan to leverage a 505(b)(2) regulatory pathway for MAT2203, in part relying upon FDA’s findings of safety based upon the available toxicology data for IV amphotericin B. Our strategy was discussed with the FDA in June 2019, where we outlined our development plans for MAT2203 in CM and received FDA approval to proceed with EnACT. We have received four qualified infectious disease (QIDP) designations as well as an orphan designation for the treatment of cryptococcosis, which, if approved, could result in up to twelve years of regulatory or marketing exclusivity for MAT2203 in the United States.

With guidance from multiple positive meetings with FDA based upon the data generated in EnACT, we have finalized the design of a single pivotal Phase 3 registration trial for MAT2203 supporting submission of a NDA for a simplified blanket indication for the treatment of CM. The open-label trial involves a three arm non-inferiority design in HIV patients with CM: (A) step-down therapy with MAT2203 with treatment continuing for two weeks; (B) step-down therapy with MAT2203 with treatment out to 6 weeks (mirroring Cohort 2 of EnACT); and (C) a SOC control arm of IV amphotericin induction transitioning to fluconazole. The non-inferiority margin for both the primary and key secondary endpoints will be 10% and total enrollment is expected to be approximately 270 patients, with an adaptive, de-risking design allowing for the potential for additional patients once enrollment has reached 75%.

Invasive Fungal Infection Background and Plan

MAT2203 is an oral LNC formulation of amphotericin B, intended for the treatment of serious life-threatening, invasive fungal infections (IFIs). Because the active amphotericin B cargo is sequestered within a highly stable LNC crystalline structure, MAT2203 can be administered orally and delivers amphotericin B directly to the site of infection. MAT2203 is orally absorbed and has been shown to target infected tissues to deliver amphotericin B to sites of infection, where it is rapidly taken up by infected cells and fungal hyphae. The amphotericin B cargo binds to ergosterol in the fungal cell wall, creating pores, and resulting in the death of the fungal cells. The use of an oral LNC delivery system results in very low circulating plasma amphotericin B levels and thereby has the potential to markedly reduce the risk of systemic amphotericin B toxicity.

MAT2203 has been shown to be effective in numerous nonclinical in vivo models of fungal infections (i.e., CM, aspergillosis, candidiasis, and mucormycosis). In addition, results from Cohorts 2 and 4 of a Phase 2 clinical study of CM in HIV patients, demonstrated oral MAT2203 was effective and well-tolerated with a favorable safety profile. The overall efficacy from EnACT validates the hypothesis that the LNC drug delivery platform can facilitate the oral administration of amphotericin B across the blood-brain barrier to target the central nervous system (CNS) site of infection in CM and similarly to directly target other deadly IFIs (e.g., aspergillosis, candidiasis, mucormycosis) at the sites of disease.

The preliminary efficacy and safety results from Cohorts 2 and 4 of EnACT demonstrate that MAT2203 is reaching the intended target of infection, with efficacy data comparable to the SOC (IV amphotericin B) arm of the trial. We believe these data (together with the anticipated data from EnACT3) will provide a pharmacodynamic (PD) bridge to IV amphotericin B, thus supporting the conduct of a single-dose open-label IFI Phase 3 study in patients with limited treatment options. The Company plans to leverage data from the proposed Phase 3 IFI registration trial, together with the already established efficacy of IV amphotericin B to treat IFIs to support the registration of MAT2203 for an expanded IFI treatment label leveraging a 505(b)(2) pathway and NDA.

We will be meeting with the FDA in the second quarter of 2023 to discuss our plans for expanding our registration of MAT2203 for the treatment of IFIs more broadly. We have submitted a formal Meeting Request to the FDA to discuss plans for a second Phase 3 study to assess the efficacy, safety, and tolerability of MAT2203 in patients with serious, life-threatening IFIs with limited treatment options. The protocol synopsis currently includes the treatment of four IFIs: invasive aspergillosis, invasive candidiasis, chronic coccidioidomycosis (Valley Fever), and invasive mucormycosis. Our strategy is to leverage the success and data from EnACT to limit the required size of this study. We currently plan to enroll approximately 100 patients in a single-arm design with no head-to-head active comparator, which we believe should be acceptable to FDA given historical precedent and the challenges associated with the target patient population to be evaluated. During our meeting we plan to discuss our proposed design and strategy for approval.

In January 2023, we announced that we were focusing our resources and internal efforts on the upcoming FDA meeting and on potentially securing non-dilutive funds from industry and/or governmental partners prior to commencing our Phase 3 program. We believe that FDA guidance on the IFI Phase 3 study is important to prospective domestic and global partners and governmental sources of nondilutive capital available to advance the development of MAT2203 based on feedback received to date.

Our second potential clinical stage LNC-based product candidate is MAT2501, an orally administered formulation of the broad-spectrum aminoglycoside antibiotic amikacin, which may be used to treat different types of multidrug-resistant bacteria, including NTM, as well as various multidrug-resistant gram negative and intracellular bacterial infections. We have determined to pause development of MAT2501 to focus our existing resources on MAT2203 and advancement of our LNC Platform into the field of nucleic acids. We are in communication with the Cystic Fibrosis Foundation, which has committed up to $4.5 million dollars toward the preclinical development of MAT2501, regarding our decision and working with them to wind up our current agreement.

MAT2203

Our lead anti-fungal product candidate, MAT2203, is an application of our LNC Platform to a broad spectrum and potent anti-fungal drug called amphotericin B. Traditionally, amphotericin B is an IV-administered drug used as a last resort for treatment of systemic fungal infections resistant to triazoles and echinocandins, including resistant candidiasis, cryptococcal meningoencephalitis, and aspergillosis. To date, there have been little to no reported clinically observed drug-resistance to amphotericin B, further bolstering the use of this compound as the most likely last resort treatment for fungal infections in the foreseeable future. However, the use of amphotericin B is relatively limited because it is currently only available as an IV-administered product and has documented history of severe toxicity (most notably nephrotoxicity). By utilizing our LNC Platform to nano-encapsulate amphotericin B, we have created an opportunity for the drug to be administered orally with targeted delivery to infected cells, which we believe may have fewer side effects than the currently available IV-formulations of amphotericin B. Our LNC delivery of amphotericin B changes the bio-distribution, resulting in a higher level of amphotericin B at the site of infection and a lower level of free circulating drug. By reducing the amount of circulating drug, our LNC Platform may reduce overall toxicity. Importantly, drug concentrations will be high only in target tissues due to the migratory nature of drug-carrying phagocytes to inflammatory regions. Based upon data generated to date, we believe MAT2203 has the potential to offer improved safety and reduced toxicity and, as a result, we believe MAT2203 will be able to offer a categorically different and improved formulation that delivers orally administered amphotericin B, directly to the target cell at the site of infection. In collaboration with the NIH, in multiple studies, we have demonstrated in CM mouse models that our LNC-delivered amphotericin B, following oral administration, can successfully cross the blood brain barrier to the site of infection. This demonstration provides important data indicating that our LNC Platform could become an important delivery solution for a variety of CNS-based disorders and diseases. These preclinical data have now been validated in clinical data from Cohorts 2 and 4 of EnACT.

Fungal pathogens and infections are an increasing global public health concern. IFIs are increasing globally due to advancements in the medical management of critically ill and immunocompromised patients. The emergence of drug-resistant IFIs has resulted in prolonged hospitalizations and the increased use of expensive and often highly toxic second-line antifungal agents.

Fungal pathogens cause a wide variety of infections but there are only four currently available classes of systemic antifungal treatments (polyene, azole, echinocandin, pyrimidine), and only two classes (azole, pyrimidine) are available in oral formulations. Use of these antifungal agents typically require a considerable degree of expertise to manage potential toxicities and complex drug-drug interactions in these vulnerable patients and effective polyene and echinocandins require prolonged hospitalization for intravenous administration. Therefore, there is a critical unmet need for more effective, well-tolerated, and safe oral antifungal agents to treat patients with serious, life-threatening, and often drug resistant IFIs.

The World Health Organization (WHO) recently recognized IFIs to be a global public health concern. In late 2022, the WHO released their Fungal Priority Pathogen List which designates Aspergillus fumigates, Candida auris, and Candida albicans to be in the Critical Priority group (i.e., highest perceived public health threat), Mucorales, Candida tropicalis, and Candida parapsilosis in the High Priority group, and Coccidioides species in the Medium Priority group. Aspergillus, Candida, Coccidioides, and Cryptococcus species are also qualified pathogens that pose a serious and life-threatening risk and are on the qualified designation list according to 317.2 – CFR – Code of Federal Regulations Title 21 – FDA.

We believe that MAT2203 has the potential to become a best-in-class therapy for the treatment of CM and for other IFIs more broadly by offering the following key potential benefits:

●	Potential to treat resistant pathogens. We believe that MAT2203 has the potential to prevent and treat fungal infections caused by drug-resistant fungi, including those resistant to existing azoles and echinocandins, due to amphotericin B’s fungicidal (i.e., killing the fungi) nature and potency against resistant strains and the potential for our LNC Platform to provide higher drug exposure directly at the site of infection early during therapy.

●	Enabling an all-oral therapy. The ability to step-down to an oral amphotericin B product during treatment of an invasive fungal infection will offer significant benefit to patients for whom there are only limited oral treatment options that carry significant issues of safety, tolerability, and high propensity of resistance, as seen with the azole class of antifungals.

●	Shorter and less costly hospital stays and lower outpatient costs. By providing physicians and patients with access to an orally available, broad spectrum fungicidal agent in MAT2203, we believe that there is significant potential to reduce hospital costs, which account for over 70% of the overall treatment cost of IFIs.

The FDA has granted MAT2203 designations for Qualified Infectious Disease Product, or QIDP, and Fast Track for the treatment of invasive candidiasis and aspergillosis, for the prevention of IFIs in patients on immunosuppressive therapy, and the treatment of cryptococcosis. We recently also received Orphan Drug Designation for MAT2203 for the treatment of cryptococcosis and associated CM from the U.S. FDA and EMA. The FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. The orphan drug designation provides eligibility for orphan drug exclusivity in the United States upon FDA approval if a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation. For a product that obtains orphan drug designation based on a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. Orphan drug exclusivity means that the FDA may not approve any other applications, including a NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients unless the FDA requires otherwise by regulation, and tax credits for the cost of the clinical research.

The QIDP designation, provided under the Generating Antibiotic Incentives Now Act, or the GAIN Act, offers certain incentives for the development of new antibacterial or antifungal drugs, including eligibility for Fast Track designation, priority review and, if approved by the FDA, eligibility for an additional five years of marketing exclusivity. Fast Track designation enables more frequent interactions with FDA to expedite drug development and review. Fast Track designation does not change the standards for approval, and we can provide no assurances that we can maintain Fast Track designation for MAT2203 or that such designation will result in faster regulatory review. The seven-year period of marketing exclusivity provided through orphan designation, if granted, combined with an additional five years of marketing exclusivity provided by the QIDP designation positions MAT2203 with a potential for a total of 12 years of marketing exclusivity in the United States to be granted at the time of FDA approval.

MAT2203 - Product Profile

MAT2203 is an orally administered, LNC formulation of amphotericin B (a broad-spectrum fungicidal agent). Little to no clinical resistance has been reported to date with amphotericin B as compared to the rapidly emerging drug resistance seen with other antifungal therapies. Currently, IV administered amphotericin B is the only broad-spectrum fungicidal drug; however, it also has significant treatment-limiting side effects, most notably nephrotoxicity. We believe that the ability to provide amphotericin B orally using our proprietary LNC Platform, may offer a new and promising alternative for patients and doctors.

The data from animal toxicity and human studies for MAT2203 indicate a substantial advantage over other amphotericin B formulations in observed toxicities and side effects, which we believe is driven by two primary factors:

●	The LNC is a solid crystal that does not significantly “leak” its drug content while circulating. The crystal releases its medication pay-load only when inside the target cells, and thus appears that the use of MAT2203 does not result in off-organ toxicities normally seen in the kidneys when using current formulations of amphotericin B.

●	Because of this targeted delivery, we have been able to increase the therapeutic window on a mg/kg basis as compared to IV amphotericin B formulations. We have observed equivalent efficacy at lower doses as well as been able to use oral doses of up to 10x the highest tolerable IV dose in animal model studies.

Development History of MAT2203 and Initial Target Indications and Regulatory Interactions

The early development strategy for MAT2203 is focused on the treatment of CM as the gateway indication, building upon the extensive preclinical work conducted by the NIH early in the development of this product. EnACT provided critical proof of clinical efficacy which was the basis for the agreement by FDA for the conduct of a single Phase 3 trial for the potential registration of MAT2203 for the treatment of CM.

We believe the true clinical value of MAT2203 is the potential benefit to patients suffering from IFIs more broadly. Building upon the positive data generated in EnACT, we are pursuing the expanded development of MAT2203 for treatment of other deadly IFIs, (aspergillosis, mucormycosis, coccidioidomycosis, or candidiasis), which will be treated with oral MAT2203 after an initial short course of treatment with IV amphotericin B (or an IV echinocandin). We anticipate that the use of MAT2203 will maintain, and potentially improve upon, the clinical efficacy and safety of the IV formulations of amphotericin B by targeting directly to the site of infection, reducing toxicity by lowering overall systemic exposure, improving ease of use, and allowing for longer courses of outpatient treatment. Additionally, we intend to leverage the pharmacodynamic bridge established in EnACT to IV amphotericin B and seek to leverage a 505(b)(2) pathway for a potentially expanded indication for the treatment of IFIs.

We have met with the FDA several times since 2018 to discuss development plans for MAT2203. Most recently, in April 2022 we held a clinical guidance meeting with the FDA to discuss our Phase 3 pivotal, registrational study of MAT2203 in CM and thereafter agreed with FDA on planned statistical analyses in June 2022.

Our Phase 3 registration trial of MAT2203 in CM will assess MAT2203 as step-down therapy after only 2 loading doses of IV amphotericin B (similar to EnACT Cohort 2), building upon the impressive results already documented in EnACT. This open-label randomized trial, which we expect will be partially financially supported by the National Institutes of Health (NIH) National Institute of Neurological Disorders and Stroke (NINDS), involves a three arm non-inferiority design in persons living with HIV who have cryptococcal meningitis: (A) step-down therapy with MAT2203 with treatment continuing for 2 weeks; (B) step-down therapy with MAT2203 with treatment out to six weeks; and (C) SOC control arm of IV amphotericin B induction transitioning to fluconazole. The non-inferiority margin for both the primary and key secondary endpoints will be 10% and total enrollment is planned to be approximately 270 patients, with an adaptive, de-risking design allowing for the potential for additional patients once enrollment has reached 75%. The primary endpoint will be 2-week all-cause mortality, with a pooled analysis across the two MAT2203 treatment arms compared with SOC control to support a potential indication for the treatment of cryptococcal meningitis. To evaluate opportunities to improve survival by extending MAT2203 therapy, a key secondary endpoint of 10-week relapse free survival of optimized treatment (2-weeks or 6-weeks) against SOC will be evaluated for non-inferiority. Selection of the optimal treatment regimen will be based on predefined and protocolized clinical criteria and will then form the basis for a final NDA submission. Following substantial collaboration with the FDA and written feedback from the European Medicines Agency (EMA) in the form of Scientific Advice, as well as external NIH peer-review, our planned Phase 3 study design in CM, including endpoints, is well-positioned to potentially support registration of MAT2203 in both the U.S. and Europe.

We will next be meeting with the FDA in the second quarter of 2023 to discuss plans for a second Phase 3 study to assess the efficacy, safety, and tolerability of MAT2203 in patients with serious, life-threatening IFIs with limited treatment options. Our protocol synopsis for this Phase 3 study currently includes the treatment of four IFIs: invasive aspergillosis, invasive candidiasis, chronic coccidioidomycosis (Valley Fever), and invasive mucormycosis. Our strategy is to leverage the success and data from EnACT to limit the required size of this study. We currently plan to enroll approximately 100 patients in a single arm design with no head-to-head active comparator, which we believe should be acceptable to FDA given historical precedent and the challenges associated with the target patient population to be evaluated. Our upcoming meeting with FDA will focus on our proposed design and strategy for potential registration and approval for an expanded indication for treatment of IFIs.

In November 2022, BARDA announced an initiative seeking private sector partners developing late-stage, broad-spectrum antifungal drugs to treat high priority fungal infections, including aspergillus, mucormycosis, and certain forms of candidiasis. BARDA has solicited proposals from industry, and we believe that MAT2203 is a strong candidate for funding based upon its oral, well-tolerated and broad-spectrum profile, along with its recent clinical success in Phase 2 with cryptococcal meningitis. We have participated in an initial meeting with BARDA, and we intend to submit a white paper as part of our funding request following feedback from FDA on the planned Phase 3 IFI trial design.

The success of MAT2203 in EnACT has attracted the attention of clinicians and patients without viable options for the treatment of a variety of fungal infections for which amphotericin B may be suitable, except for significant concerns relating to the toxicity of the currently available intravenous formulations of amphotericin B. Currently, there are five (5) patients who have been approved by FDA to receive MAT2203 on a compassionate use basis since August 2022, including one patient suffering from both mucor and aspergillosis. Overall, these patients have responded well to treatment with MAT2203, with notable clinical improvements. We will continue to evaluate opportunities to provide MAT2203 on a compassionate use basis for patients as we believe these are opportunities to showcase the safety and efficacy of MAT2203 outside clinical trial settings which represent important additional patient data for both FDA and prospective partners to review.

Preclinical Data

Oral MAT2203 has demonstrated antifungal activity when administered orally in several animal models for Cryptococcus, Candida, and Aspergillus infection [Zarif et al, 2000; Perlin, 2004; Lu et al, 2019]. The efficacy in these animal models have shown to demonstrate comparable or superior antifungal activity compared to IV amphotericin B but with reduced toxicity.

The in vivo efficacy of MAT2203 has been shown in multiple mouse models infected with Cryptococcus neoformans; these studies were conducted by Dr. Peter Williamson at NIH [Lu et al, 2019]. Multiple studies demonstrated the potential for MAT2203 administered in combination with 5FC to provide an effective oral formulation for treatment of cryptococcal meningitis. Using a 3-day delayed model of murine cryptococcal meningoencephalitis and a large inoculum of a highly virulent strain of serotype A C. neoformans, MAT2203, administered in combination with 5FC, was found to have efficacy equivalent to administered amphotericin B deoxycholate with 5FC and superior to oral fluconazole without any observed toxicity. Transport of fluorescent MAT2203 particles to the brain as well as significant brain levels of amphotericin drug was demonstrated in treated mice, and immunological profiles were similar to those of mice treated with conventional amphotericin B. These studies suggest the potential for an efficacious oral formulation of a known fungicidal drug against intrathecal cryptococcal disease. MAT2203 therefore provides a promising therapeutic option for CM.

Additional preclinical studies of MAT2203 have been conducted to investigate the treatment of other IFIs. Oral MAT2203 was demonstrated to be effective in multiple nonclinical studies. In vitro studies have demonstrated that the MAT2203 LNC formulation did not have an impact on the antifungal activity of amphotericin B. Oral MAT2203 was demonstrated to be effective in several mouse models of systemic fungal infection with Candida, Aspergillus, and Mucor. In the Candida infection models in both immunocompromised and immunocompetent mice, the efficacy of oral MAT2203 was comparable to intraperitoneal (IP) amphotericin B in terms of survival and reduction of tissue burden in target organs of lung, liver, and kidneys of infected animals. In the Aspergillus mouse models of infection, the efficacy of oral MAT2203 was comparable to intraperitoneal amphotericin B in terms of survival, with dose-dependent reduction of fungal tissue burden. Oral MAT2203 also demonstrated in vivo efficacy in treating R. delemar or M. circinelloides pulmonary infections in immunosuppressed mice and led to a reduction in fungal spores in lung and brain comparable to results achieved with the liposomal intravenous amphotericin B.

Clinical Data

Clinical studies conducted to evaluate MAT2203 include two completed Phase 1 studies in healthy volunteers (Study CAM-102 and Study MB-70011), and three Phase 2 studies: one completed study in patients with moderate to severe vulvovaginal candidiasis (VVC), one Phase 2a study in patients with mucocutaneous candidiasis who are refractory or intolerant to standard non-IV therapies, and one Phase 2 study in patients with cryptococcal meningitis.

As of January 2023, MAT2203 has been administered to a total of 284 subjects in five clinical trials as follows:

●	52 healthy subjects (Studies CAM-102 [N=36] and MB-70011 [N=16])
●	36 patients with HIV and 101 patients with CM (EnACT study MB-70007),
●	91 patients with VVC (MB-70005)
●	4 patients with mucocutaneous (esophageal and oropharyngeal) candidiasis (MB-70004)

In these studies, single doses of MAT2203 up to 2.0 g and repeated doses of MAT2203 up to 2.0 g/day and as long as 48 months have been safe and well-tolerated. In addition, five patients have received MAT2203 via compassionate use requests for the treatment of invasive and cutaneous IFIs.

EnACT consists of two parts. Part 1 of EnACT was conducted in HIV-positive patients with a history of cryptococcosis, evaluated ascending oral doses of MAT2203, and identified a safe maximum tolerated dose for Part 2 of the trial.

Part 2 of EnACT is a prospective, randomized, open-label clinical trial to investigate the safety, tolerability, and efficacy of oral MAT2203 compared to SOC for the treatment of CM in patients with HIV and was originally divided into four distinct patient cohorts. Cohort 2 of EnACT was designed to assess the potential to treat CM infections with oral MAT2203 as a step-down treatment during the induction phase of treatment immediately following only two days of IV amphotericin treatment, with continued treatment with MAT2203 for up to six weeks during early maintenance treatment. We believe that the clinical benefit of step-down treatment from IV amphotericin B to oral MAT2203 will provide compelling clinical evidence of efficacy in treating this deadly infection with our oral agent. This cohort of patients also provided key data to support the further advancement of EnACT to ultimately test the potential to treat CM infections with an all-oral amphotericin B dosing regimen in subsequent cohorts (Cohorts 3 and 4). The primary efficacy endpoint for Part 2 of EnACT was early fungicidal activity (EFA) defined as rate of clearance of Cryptococcus from the cerebrospinal fluid (CSF) (log10 colony forming units [CFU]/mL/day) as measured by serial quantitative fungal cultures over the first two weeks of treatment.

In Part 2, enrollment in all four cohorts has been completed. We anticipate database lock and final data analysis will be completed in the second quarter of 2023.

EnACT Phase 1/2 Data Summary

Oral MAT2203 has been administered to 137 patients in Phases 1 and 2 of EnACT (36 patients with HIV and 101 patients with cryptococcal meningitis). Phase 2 of EnACT was a prospective, randomized, open-label clinical trial to investigate the safety, tolerability, and efficacy of oral MAT2203 compared to SOC for the treatment of CM in patients with HIV.

The objectives for Phase 2 of EnACT were as follows:

●	To determine if a short course of IV amphotericin B with early “step down” to oral MAT2203 can be used for induction treatment for CM (Cohort 2).
●	To determine if an all-oral regimen of oral MAT2203 with flucytosine, without IV amphotericin B can be used for induction treatment for CM (Cohort 4).
●	To determine if oral MAT2203 can be incorporated into consolidation treatment for CM (both cohorts).

Cohorts 1 and 3 of EnACT were pilot safety run-ins to establish the safety for Cohorts 2 and 4.

1) Patients that received MAT2203 in Cohort 2 (n=40)

2) Patients that received MAT2203 in Cohort 4 (n=40)

3) Patients that received SOC across all cohorts (control arm) (n=41)

Efficacy

In Cohort 2 of EnACT, a strategy of “early step-down” to oral MAT2203 after two days of initial treatment with IV amphotericin B was demonstrated to be as effective as SOC for the induction and consolidation treatment of CM. In Cohort 4, an all-oral induction treatment regimen with MAT2203 was also demonstrated to be as effective as SOC for the induction and consolidation treatment of CM. The primary efficacy endpoint was met for Cohort 2 and 4 because the lower bound of the 95% CI for the mean EFA was higher than 0.20, an EFA which has been associated with reduced survival in other clinical trials. More than 90% of MAT2203-treated patients with positive CSF cultures at baseline had sterile CSF cultures by the end of induction or during consolidation in both Cohorts 2 and 4. Survival to Weeks 2 and 18 for both Cohort 2 and 4 were comparable to SOC.

Safety

In Cohorts 1-4, MAT2203 was demonstrated to be safe and well-tolerated over six weeks of treatment including induction and early consolidation. Most SAEs and AEs reported were expected in this HIV patient population. There was no evidence of MAT2203-associated renal toxicity or electrolyte abnormalities in patients who received MAT2203. There were no discontinuations due to AEs. No deaths were attributed to lack of effect of MAT2203.

Conclusions

Overall, we believe that the results of EnACT validate that the LNC Platform enables targeted oral delivery of amphotericin B across the blood-brain barrier directly to the site of infection to treat an invasive CNS fungal infection. The high overall survival rate seen in both Cohort 2 and Cohort 4 of the study, together with the observation that CSF fungal cultures became sterile with favorable EFAs, demonstrate that the amphotericin B delivered with this technology can cross the blood-brain barrier to the CNS and is effective as a treatment for CM. In addition, the data represent the opportunity for longer-term use of an amphotericin B product beyond one or two weeks for the treatment of an IFI, including CM. As demonstrated by these data, the oral delivery of amphotericin B for a treatment course of six weeks duration, greatly minimized and avoided nephrotoxicity and other side effects commonly associated with IV amphotericin B. Oral MAT2203 has the potential to offer significant benefit to patients with serious fungal infections such as CM who require treatment with amphotericin B.

Antifungal Market Opportunity

The overall global antifungal market was valued at approximately $13.8 billion in 2021 and is expected to reach approximately $18 billion by 2030. In 2018, the invasive fungal infection market was valued at more than $6 billion in the US. This includes therapies used as active treatment or prophylaxis (preventative) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients and therapies used for the treatment of patients who are being discharged from the hospital. Importantly, private insurance costs per visit range from approximately $40k to $150K per patient (2018 Benedict) mostly due to extended length of stay. We estimate that, each year, there are over 1.5 million cases of IFIs caused by various species of Candida, Aspergillus and Cryptococcus, the three most common invasive fungal pathogens, globally. The estimated incidence in the U.S. for these conditions is approximately 46,000 for invasive candidiasis, 15,000 for invasive aspergillosis, and 3,700 for CM. For example, aspergillosis-associated hospitalizations in the U.S. alone came at an estimated treatment cost of more than $1 billion. The rapid progression of disease and high mortality rates (20% - 50%) associated with documented IFIs often result in antifungal therapy being administered in suspected (unconfirmed) cases or as a preventative measure in patients at high risk. Also, the increasingly widespread use of immune suppressive drugs as cancer chemotherapy or for organ transplantation or treatment of autoimmune disease has resulted in an increasing population of patients at risk for IFIs. Furthermore, the limited number of systemic antifungal drug classes, consisting of azoles, echinocandins and polyenes, and their extensive use, has led to increased numbers of infections with drug-resistant strains. The Centers for Disease Control and Prevention (CDC) has listed fluconazole-resistant Candida as a serious threat requiring prompt and sustained action and has also identified a rise in echinocandin resistance, especially among Candida glabrata. In June 2016, the CDC issued an extraordinary alert for healthcare facilities and providers to be on the lookout for patients with Candida auris, a multidrug resistant strain with high mortality (approximately 60%). Almost half of Candida auris isolates are multidrug resistant to two or more antifungal classes (large majority resistant to fluconazole, 40% resistant to echinocandins). In 2022, the WHO issued a fungal priority pathogens list including cryptococcal neoformans, aspergillus fumigatus and c. auris and c. albicans as critical priority for antifungal development due to the high unmet need. We believe this underscores the urgent need for new agents with demonstrated activity against resistant strains and that can be administered with significantly less toxicity and the potential to discharge patients earlier to reduce hospital stays and associated costs.

LYPDISO

A global process to identify parties interested in continuing the development of LYPDISO, our legacy prescription-only omega-3 fatty acid-based composition was unsuccessful in 2022. Accordingly, we are no longer pursuing the development of this asset.

Strategic Collaborations Using LNC Platform

We believe our LNC Platform can be used to reformulate a wide variety of molecules and drugs which (i) require delivery technology to effectively protect molecules and drugs in the body and could benefit from efficient delivery and cellular uptake by target cells, and (ii) are currently only available in IV formulations or, (iii) otherwise experience significant toxicity-related AEs. We have tested a range of pharmaceutical compounds reformulated by using our LNC Platform in proof-of-concept animal studies, including oligonucleotides (mRNA, siRNA, DNA plasmids), vaccines, anti-inflammatory agents, NSAIDs and atovaquone. We intend to pursue opportunities to develop products, either alone or in partnership with other pharmaceutical or biotech companies, and this remains a key part of our strategy to maximize the value of this unique and disruptive LNC Platform.

In December 2019, we announced a feasibility collaboration with Genentech, a Roche company, to evaluate formulations of several Genentech compounds utilizing our LNC Platform. The original agreement provided for cooperation on up to three proprietary Genentech compounds for initial in vitro testing. Two of the programs have been completed. Each demonstrated the successful intracellular delivery of LNC-formulated small molecules and oligonucleotides, without accompanying toxicity. Genentech recently extended this collaboration through 2023.

In December 2020, we announced a collaboration with the NIAID to develop oral formulations of Gilead’s remdesivir, which is currently only available as an intravenous therapy in the fight against COVID-19. During 2021 and 2022, the NIAID, together with the Department of Epidemiology at the University of North Carolina at Chapel Hill, conducted two in vivo tests of our LNC formulation of Gilead Science’s remdesivir (LNC-RDV) in a standard genetically modified mouse model of SARS-CoV-2 infection. In these animal models, orally administered LNC-RDV reduced viral titers and improved clinical parameters of body weight and congestion scores five days following infection, with effects similar to those seen with subcutaneous administered remdesivir. Following discussion and review of the data with Gilead, the Company was informed that Gilead would focus on its internally developed prodrugs of remdesivir given their advanced clinical placement.

In April 2022, we, along with BioNTech SE, a global pharmaceutical company focused on mRNA technologies, announced an exclusive research collaboration to evaluate the combination of BioNTech’s mRNA formats with our proprietary LNC Platform. We have collaborated closely on formulation, optimization, and in vitro testing and an in vivo study is planned for the second quarter of 2023. Under the terms of the agreement with BioNTech, we received an exclusivity fee in the amount of $2.75 million, and BioNTech has funded certain of our research expenses related to the collaboration. We continue to discuss a potential license agreement for our LNC Platform.

In January 2023, we announced a strategic collaboration with National Resilience, Inc. (Resilience). We entered into a Material Transfer and Evaluation Agreement focused on exploring the potential for oral delivery of identified nucleic acids pursuant to which the parties will collaborate with Resilience on a research program comprising the design, formulation, optimization, and in vitro testing of these nucleic acid formats in combination with our proprietary LNC Platform.

We continue to evaluate additional potential strategic collaborations with other interested biotechnology and pharmaceutical partners. These early stage, proof-of-concept evaluations could provide an efficient, less expensive pathway to create numerous strategic verticals in areas of innovative medicine while capitalizing on the development expertise and financial resources of well-established partners. Data from these evaluations could position us as a licensor of our LNC Platform to numerous strategic partners better positioned to absorb the risks and costs of drug development while allowing our company to become a royalty aggregator with the potential to generate upfront license, milestone, and royalty payments as we maximize the value of the overall LNC Platform.

Exclusive License Agreement with Rutgers University

Through our acquisition of Aquarius Biotechnologies Inc., we acquired a license from Rutgers for certain patents related to the LNC Platform. We subsequently changed the name of Aquarius Biotechnologies Inc. to Matinas BioPharma Nanotechnologies, Inc. and in February of 2022, the parties agreed to a Second Amended and Restated Exclusive License Agreement. The agreement provides for (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of $50,000 over the term of the license agreement. There was also a reduction in the consideration paid to Rutgers in the event of a sublicense to a third party of the exclusive patent rights granted pursuant to the Agreement. In consideration of the concessions made by Rutgers in the amended license agreement, the Company issued Rutgers 400,000 shares of common stock in February 2022. We also agreed to continue to assume the responsibility to pay required patent prosecution and maintenance fees covering the technology.

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

Exclusively Licensed and Matinas-Owned Intellectual Property Relating to Our Proprietary LNC Platform and MAT2203

The patents and patent applications that we exclusively license from Rutgers provide some patent protection for the proprietary chemistry technology used in certain of our processes to make our lipid nanocrystal and geodate cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203, our lead product comprising the LNC Platform. Pursuant to our license agreement, we acquired rights to a portfolio that currently includes 1 pending application and over 30 issued U.S. and foreign patents, including over 25 patents issued within the last 5 years, which extends patent protection until at least 2033. In addition, over the past 7 years, we have filed over 30 Matinas-owned patent applications both in the United States and in foreign jurisdictions, which now include over 20 pending patent applications and 9 issued patents.

We have chosen to file these patent applications in selected foreign markets that we consider important for our product candidates. These international markets generally include Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia, and Mexico. These pending patent applications can extend patent protection through at least 2040. This patent portfolio covers our LNC Platform which covers a broad spectrum of technology, including amphotericin B LNCs, geodate LNCs, methods of delivering nutrients or biologically relevant molecules to a host using LNCs, LNC vaccine compositions and protein-lipid vesicles, small interfering RNA LNCs, methods of enhancing the LNC encapsulation of hydrophilic molecules, LNCs made with low purity soy phosphatidylserine, use of site-regulating agents to control LNC size, methods of treating Mycobacterial infections, methods of treating cryptococcus infections, and LNC-mediated delivery of nucleic acids.

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

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our proprietary LNC Platform are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Although we believe that our proprietary LNC Platform, experience, and knowledge in our areas of focus provide us with competitive advantages, potential competitors could reduce our commercial opportunities. For many of our product candidates, we anticipate facing competition from other products that are available on a generic basis and offered at low prices. Many of these generic products have been marketed by third parties for many years and are well accepted by physicians, patients, and payers.

We believe that MAT2203 and any other development candidate we may pursue in the future using our proprietary LNC Platform, paralleled with our scientific and development expertise in the field of drug delivery, provide us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies, and public and private research institutions.

MAT2203 will primarily compete with antifungal classes approved for the treatment of fungal and mold infections, which include polyenes, azoles and echinocandins. The approved branded therapies for these indications include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.), Diflucan (fluconazole, marketed by Pfizer, Inc.), Noxafil (posaconazole, marketed by Merck & Co.), Vfend (voriconazole, marketed by Pfizer, Inc.), Sporanox (itraconazole, marketed by Jansen Pharmaceuticals, Inc.), Cresemba (isavuconazole, marketed by Astellas Pharma US, Inc.), Ambisome (liposomal amphotericin B, marketed by Astellas Pharma US, Inc.) Abelcet (lipid complex amphotericin B, marketed by Sigma Tau Pharmaceuticals Inc.) and amphotericin B deoxycholate (marketed by X-Gen Pharmaceuticals, Inc.). There currently are and may be more generic versions of these products available at the time of MAT2203 market approval, which will create added competition. In addition to approved therapies, we expect that MAT2203 may compete with product candidates that we are aware of in clinical development by third parties, such as rezafungin acetate (being developed by Cidara Therapeutics, Inc.), olorofim (being developed by F2G, Ltd), fosamanogepix (being developed by Pfizer, Inc), ibrexafungerp (being developed by Scynexis, Inc.) and certain products being developed by Mycovia Pharmaceuticals, Inc. and Pulmocide, Ltd.

Manufacturing

We currently lease and operate in-house manufacturing capabilities for our lead LNC Platform product candidate, MAT2203, and for our LNC Platform discovery programs in the gene therapy and vaccine spaces. While sufficient to produce the clinical supplies of product necessary to conduct our ongoing clinical trials and potentially early commercialization of MAT2203, we are exploring relationships with well-respected third-party contract manufacturers for the formulation and manufacture of MAT2203 necessary to support the filing of an NDA and to support commercial manufacture for this product. We may also need to expand our internal manufacturing capabilities in the future. If we are not able to retain our current manufacturing facilities and if we do not develop additional in-house manufacturing capability for MAT2203 and our other product candidates sufficient to produce product for commercialization of these products, we will need to develop relationships with third-party manufacturers for the manufacture of our product candidates which could be time consuming and expensive.

In the first quarter of 2022, we selected and reached agreement with Thermo Fisher Scientific to support scale-up and manufacturing for MAT2203 in anticipation of a potential NDA submission. Thermo Fisher Scientific, with more than 65 locations around the world, provides integrated, end-to-end capabilities across all phases of development, including APIs, biologics, viral vectors, cGMP plasmids, formulation, clinical trials solutions, logistics services and commercial manufacturing and packaging. During 2022 we worked with Thermo Fisher to prepare for a technology transfer of certain of the processes we use in the formulation and manufacture of MAT2203. As part of our decision to prioritize the regulatory feedback from FDA on our plan for a Phase 3 trial in IFIs and our desire to secure a pharmaceutical or governmental partner to advance the development of MAT2203 into Phase 3, we have slowed down our transition to Thermo Fisher and our planned related expenses during 2023. We anticipate the resumption of activities with Thermo Fisher once additional financing from one or more of these sources have been secured.

There are several potential third-party suppliers for amphotericin B, the generic active pharmaceutical ingredient in our lead clinical stage product candidate – MAT2203. Although to date we have not entered into formal supply agreements to secure sufficient supply of amphotericin B to support our clinical programs for MAT2203, we believe we will be able to secure supply of amphotericin B to support our clinical programs for MAT2203 and from one or more third-party suppliers. As we move through development for our product candidates, we expect to enter long term supply arrangements for key active pharmaceutical ingredients.

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

Review and Approval of Drugs in the United States

In the United States, FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice (DOJ) or other governmental entities.

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

Section 3042 of the Cures Act authorizes a “Limited Population Pathway” to expedite approval of antimicrobial products intended to treat serious or life-threatening infections for which there are unmet medical needs. Drugs approved under this provision are required to adhere to special labeling requirements, including a prominent “Limited Population” statement. We will monitor the implementation of the Cures Act but cannot currently assess how this initiative may impact our business.

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

Human Capital Resources

As of March 3, 2023, we had 34 full-time employees. There are no collective bargaining agreements covering any of our employees.

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

Research and Development

For the years ended December 31, 2022 and 2021, we incurred $16,678 thousand and $14,583 thousand, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including our anti-infective product candidates, MAT2203 and MAT2501 as well as support and enhancement of our LNC Platform. Our research and development expenses reflect the reimbursement of certain MAT2501 program expenses of $811 thousand and $2,179 thousand during the years ended December 31, 2022 and 2021, respectively, related to the CFF grant agreement.

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

Summary of Risk Factors

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to stockholders, restrict operations or require us to relinquish rights to our technologies or product candidates.
●	Our stockholders may be subject to substantial dilution by exercises of outstanding options and warrants.
●	Our operating history to date may make it difficult to evaluate the success of our business and assess our future viability.
●	We are early in our development efforts, which may not be successful.
●	We cannot be certain that our product candidates will receive regulatory approval, without which we cannot market any of our product candidates. Any delay in the approval process will harm our business.
●	Clinical drug development involves a lengthy and expensive process and uncertain as to outcome.
●	Delays in any aspect of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.
●	We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.
●	If we are unable to successfully commercialize our products our ability to generate revenue will be limited.
●	If our preclinical and clinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during such studies or trials, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.
●	If we cannot enroll enough patients to complete our clinical trials, our business, financial condition and results of operations may be adversely affected.
●	We may not be able to obtain or maintain orphan drug designation, Fast Track designation, qualified infection disease designation or breakthrough therapy designation for any of our product candidates, and even if granted, such designations may not actually lead to a faster development or regulatory review and would not assure FDA approval of any of our product candidates.
●	If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.
●	If we are unable to establish satisfactory sales and marketing capabilities, we may not successfully commercialize any of our product candidates, even if regulatory approval is obtained.
●	If we are unable to file for approval of MAT2203 under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.
●	We face competition from other biotechnology and pharmaceutical companies.
●	Even if we obtain marketing approval for any product candidate, we will be subject to ongoing obligations and continued regulatory review and requirements, which may result in significant additional expense.
●	Future legislation, and/or regulations and policies adopted by the FDA may increase the time and cost required for us to conduct and complete clinical trials.
●	Changes in health care law and implementing regulations may have a material adverse effect on us.
●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
●	If we market our product candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.
●	We expect that we will rely on third parties to conduct clinical trials for our product candidates.
●	We are, and will be, completely dependent on third parties to manufacture our product candidates, who may not perform as expected.

●	Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives could harm our business.
●	Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.
●	We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from discovering, developing and commercializing MAT2203.
●	If we discontinue development of MAT2203, we could be required to return such technology to the former stockholders of Aquarius and/or Rutgers and we could lose the rights to our lead product candidate.
●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
●	If we fail to obtain or maintain patent or trade secret protection for our technologies, third parties could use our proprietary information.
●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	We will need to increase the size of our organization to grow our business, and we may experience difficulties in managing this growth.
●	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
●	Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.
●	The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.
●	We do not intend to pay dividends on our common stock in the foreseeable future.
●	An active public trading market for our common stock may not be sustained.
●	Our share price has been and could remain volatile.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	Upon dissolution of our Company, you may not recoup all or any portion of your investment.
●	Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.
●	Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock
●	Stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees could be limited.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $20,997 thousand and $23,283 thousand for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $152,631 thousand. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations through private placements and public offerings of our equity securities and, to a lesser extent, through funding from the Cystic Fibrosis Foundation, or CFF, and the National Institutes of Health, or the NIH. We have devoted substantially all our financial resources and efforts to the research and development of potential product candidates. All our product candidates are in the development stage, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

●	conduct further clinical and preclinical studies of MAT2203, our lead LNC product candidate;

●	support the conduct of further clinical studies of MAT2203, even if such studies are partially financed with non-dilutive funding from the NIH;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue until we are able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing, and selling any products for which we may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We are only in the preliminary stages of most of these activities and have not yet commenced other of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates, or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct additional clinical studies of our product candidates, including the potential Phase 3 clinical trials of MAT2203 in CM and IFIs, and conduct additional preclinical and clinical trials to further validate and expand our LNC Platform, continue research and development, initiate clinical trials and, if development succeeds, seek regulatory approval of our product candidates. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and marketable debt securities, including restricted cash, of $28,763 thousand as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including:

●	the progress, timing, costs, and results of our ongoing and planned clinical trials of our product candidates;

●	the scope, progress, timing, costs, and results of clinical trials of, and research and preclinical development efforts for, other product candidates, including MAT2203, any future product candidates based upon our LNC Platform, and any preclinical or clinical work done to further validate our LNC Platform, generally;

●	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

●	the number and development requirements of other product candidates that we pursue;

●	the costs, timing, and outcome of regulatory review of our product candidates by the FDA and comparable non-U.S. regulatory authorities;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

●	the extent to which we acquire or in-license other products and technologies;

●	the costs of operating as a public company; and

●	the effect of competing technological and market developments.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, government or other third-party funding, collaborations and licensing arrangements. We do not have any committed external source of funds other than limited grant funding from the NIH. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be materially diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

As of December 31, 2022, we had outstanding options to purchase an aggregate of 34,739,470 shares of our common stock at a weighted average exercise price of $1.07 per share and warrants to purchase an aggregate of 238,000 shares of our common stock at a weighted average exercise price of $0.75 per share. The exercise of such outstanding options and the warrants will result in dilution of the value of our shares.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. Even if we obtain regulatory approval, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Because we are still in the clinical stage of our development efforts and are in the process of determining the overall clinical development path for our current and future product candidates, the timing and costs of the regulatory paths we will follow. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of MAT2203 and any other product candidates we may develop will depend on many factors, including the following:

●	successful completion of preclinical studies;

●	successful enrollment in, and completion of, clinical trials:

●	demonstrating safety and efficacy;

●	receipt of marketing approvals from applicable regulatory authorities;

●	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and technologies;

●	launching commercial sales of the product candidates, if approved, whether alone or selectively in collaboration with others;

●	acceptance of the product candidates, if approved, by patients, the medical community and third-party payers;

●	effectively competing with other therapies;

●	a continued acceptable safety profile of the products following approval; and

●	enforcing and defending intellectual property rights and claims.

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

We expect to invest most of our capital in the development of our LNC Platform. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of one or more of our product candidates. All our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses. This failure to obtain regulatory approvals would prevent our product candidate from being marketed and would have a material and adverse effect on our business.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, this approval process is extremely complex, expensive, and uncertain. We may be unable to submit any NDA in the United States or any marketing approval application in foreign jurisdictions for any of our products. If we submit an NDA including any amended NDA or supplemental NDA, to the FDA seeking marketing approval for any of our product candidates, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any of these submissions will be accepted for filing and reviewed by the FDA, or that the marketing approval application submissions to any other regulatory authorities will be accepted for filing and review by those authorities. We cannot be certain that we will be able to respond to any regulatory requests during the review period in a timely manner, or at all, without delaying potential regulatory action. We also cannot be certain that any of our product candidates will receive favorable recommendations from any FDA advisory committee or foreign regulatory bodies or be approved for marketing by the FDA or foreign regulatory authorities. In addition, delays in approvals or rejections of marketing applications may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding such product candidates.

Data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit, or prevent regulatory review or approval of any of our product candidates. Furthermore, regulatory attitudes towards the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

In addition, the environment in which our regulatory submissions may be reviewed changes over time. For example, average review times at the FDA for NDAs have fluctuated in recent years, and we cannot predict the review time for any of our submissions with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, considering widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of REMS measures that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or may result in approval for a more limited indication than originally sought.

We depend in part on technology owned or licensed to us by third parties, the loss of which would terminate or delay the further development of our product candidates, injure our reputation, or force us to pay higher royalties.

We rely heavily on the LNC Platform and certain of the patents that we have exclusively licensed from Rutgers. The loss of access to these patents could materially impair our business and future viability, and could result in delays in developing, introducing, or maintaining our product candidates and formulations until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the intellectual property that we license could prevent the implementation or impair the functionality of our product candidates or formulation, delay new product or formulation introductions or injure our reputation. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments.

We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.

To date, we have only developed limited in-house manufacturing capabilities for the LNC Platform needed for the clinical development our MAT2203 product candidates. We have entered into an agreement with Patheon, a wholly owned subsidiary of ThermoFisher, to prepare for the commercial manufacture of MAT2203. If we do not develop a long-term manufacturing capability for our LNC platform product candidates sufficient to produce product for continued development and, if regulatory approval is obtained, then commercialization of these products, we will be dependent on a small number of third-party manufacturers for the manufacture of our product candidates. We may not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire enough of our products in a timely manner from these third parties could delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to cGMP and similar foreign standards, and we would not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

Even if we obtain regulatory approval for our product candidates, our long-term viability and growth depend on the successful commercialization of products which lead to revenue and profits. Pharmaceutical product development is an expensive, high risk, lengthy, complicated, resource intensive process. To succeed, among other things, we must be able to:

●	identify potential drug product candidates;

●	design and conduct appropriate laboratory, preclinical and other research;

●	submit for and receive regulatory approval to perform clinical studies;

●	design and conduct appropriate preclinical and clinical studies according to good laboratory and good clinical practices;

●	select and recruit clinical investigators;

●	select and recruit subjects for our studies;

●	collect, analyze, and correctly interpret the data from our studies;

●	submit for and receive regulatory approvals for marketing; and

●	manufacture the drug product candidates according to cGMP.

The development program with respect to any given product will take many years and thus delay our ability to generate profits. In addition, potential products that appear promising at early stages of development may fail for several reasons, including the possibility that the products may require significant additional testing or turn out to be unsafe, ineffective, too difficult or expensive to develop or manufacture, too difficult to administer, or unstable. Failure to successfully commercialize our products will adversely affect our business, financial condition, and results of operations.

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

If we cannot enroll enough patients to complete our clinical trials, our business, financial condition, and results of operations may be adversely affected.

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

We believe our procedures for enrolling patients have been appropriate; however, delays in patient enrollment would increase costs and delay ultimate commercialization and sales, if any, of our products. Such delays could materially adversely affect our business, financial condition, and results of operations.

We may not be able to maintain orphan drug designation or exclusivity for our anti-infective product candidates.

We have received orphan drug designation for MAT2203 in the United States and may seek additional orphan drug designation for other product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of regulatory or marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same indication for that drug during that time. For a product that obtains orphan drug designation on the basis of a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. The exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We cannot assure you that the application for orphan drug designation of MAT2203 or any future application with respect to any other product candidate, will be maintained or granted. If we are unable to maintain orphan drug designation in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Any Fast Track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

We have received Fast Track designation for MAT2203 for the treatment of invasive candidiasis, the treatment of aspergillosis, the prevention of invasive fungal infections due to immunosuppressive therapy and the treatment of cryptococcosis and may seek Fast Track designation for some of our other product candidates or priority review of applications for approval of our product candidates for certain indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even if we do receive Fast Track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We have received a qualified infectious disease product, or QIDP, designation for MAT2203 for certain indications and we may be eligible for designation of future product candidates as QIDPs. A QIDP is “an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” A product designated as a QIDP will be granted priority review by the FDA and may qualify for “fast track” status. Upon the approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted a period of five years of regulatory exclusivity in addition to any other period of regulatory exclusivity for which the product is eligible. The FDA has broad discretion whether to grant these designations, so even if we believe a particular product candidate is eligible for such designation or status, the FDA could decide not to grant it. Moreover, even if we do receive such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures and there is no assurance that our product candidate, even if determined to be a QIDP, will be approved by the FDA.

If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.

Even if we receive regulatory approval for MAT2203 or any other product candidates we may develop, we still may not be able to successfully commercialize such products and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of MAT2203 or any other product candidates we may develop will depend upon its acceptance by the medical community, including physicians, patients, and health care payors. The degree of market acceptance of MAT2203 or such other product candidate will depend on several factors, including:

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

If MAT2203 or any other product candidates we may develop is approved but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of such product candidate may require significant resources and may never be successful.

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

At present, we have no sales or marketing personnel. To commercialize products that are approved for commercial sales, we must either develop a sales and marketing infrastructure or collaborate with third parties that have such commercial infrastructure. If we elect to develop our own sales and marketing organization, we do not intend to begin to hire sales and marketing personnel until the time of NDA submission to the FDA at the earliest, and we do not intend to establish our own sales organization in the United States until shortly prior to FDA approval of MAT2203 or any of our other product candidates.

We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize MAT2203 or any of our other product candidates in the United States without strategic partners or licensees include:

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

If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty successfully commercializing MAT2203 or any other product candidates we may develop, which would adversely affect our business, operating results and financial condition. Outside the United States, we may commercialize our product candidates by entering into collaboration agreements with pharmaceutical partners. We may not be able to enter into such agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

If we are unable to file for approval of MAT2203 under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing the NDAs for MAT2203 include efforts to minimize the data we will be required to generate to obtain marketing approval for this product candidate and therefore reduce the development time. We intend to rely on the history of efficacy of amphotericin B, and although we met with the FDA in 2019, 2021 and again in 2022 to discuss our development plans for MAT2203, there is no assurance we will satisfy FDA’s requirements for approval of MAT2203 under a 505(b)(2) pathway. The timeline for filing and review of our NDA for MAT2203 is based on our plan to submit the NDA under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any product candidate. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.

If an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in several jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Established competitors may invest heavily to quickly discover and develop novel compounds that could make MAT2203 or any other product candidates we may develop obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability, and safety to be commercially successful. Other competitive factors, including generic competition, which could force us to lower prices or result in reduced sales, particularly those products that have been marketed by third parties for many years and are well accepted by physicians, patients, and payers. In addition, new products developed by others could emerge as competitors to MAT2203 or any of our other product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

Further, although we believe that our proprietary LNC Platform, experience, and knowledge in our areas of focus provide us with competitive advantages, potential competitors for MAT2203 could reduce our commercial opportunities.

Even if we obtain marketing approval for any product candidate, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our future products.

Even if we obtain United States regulatory approval of MAT2203 or any other product candidates that we may develop, FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval or impose ongoing requirements for potentially costly and time-consuming post-approval studies, and post-market surveillance to monitor safety and efficacy. Our future products will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of AEs and other post-market information. These requirements include registration with FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continuous review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state, and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, our product labeling, advertising, and promotion would be subject to regulatory requirements and continuing regulatory review. FDA strictly regulates the promotional claims that may be made about prescription products. A product may not be promoted for uses that are not approved by FDA as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions, including revocation of its marketing approval. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Additionally, the Inflation Reduction Act of 2022, which took in 2023, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs.

Legislative, administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway. We cannot predict the ultimate content, timing or effect of any changes to the ACA, the Inflation Reduction Act, or other federal and state healthcare policy reform efforts including those aimed at drug pricing. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted, or adopted, may affect our business in the future. Such changes could, among other things, require:

●	additional clinical trials to be conducted prior to obtaining approval;

●	changes to manufacturing methods;

●	recalls, replacements, or discontinuance of one or more of our products; and

●	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs or could reduce the potential commercial value of our product candidates. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize MAT2203 or any other product candidates that we may develop in foreign markets, we would be subject to additional risks and uncertainties, including:

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

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

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

In conducting our research and development activities for MAT2203, we currently rely, and expect to continue to rely, on collaborative agreements with universities, governmental agencies, and not-for-profit organizations for both strategic and financial resources. Key among these agreements is our collaboration agreements with the NIH for the development of MAT2203. The loss of, or failure to perform by us or our partners under any applicable agreements or arrangements, or our failure to secure additional agreements for our product candidates, would substantially disrupt or delay our research and development activities, including our in-process and anticipated clinical trials. Any such loss would likely increase our expenses and materially harm our business, financial condition, and results of operation.

We expect that we will rely on third parties to conduct clinical trials for our product candidates, which exposes us to the risk of reliance on the performance of third parties.

We expect to enter into agreements with third-party CROs, or governmental entities like the NIH, to conduct and manage our clinical programs. We rely heavily on these parties for execution of clinical studies for MAT2203 and our other product candidates and can control only certain and very limited aspects of their activities. Nevertheless, we would be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the NIH or CROs would not relieve us of our regulatory responsibilities. We, the NIH and our CROs would be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or the NIH or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require many test subjects. Our failure or the failure of the NIH or our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the NIH or the CROs may not perform all their obligations under their arrangements with us or in compliance with regulatory requirements. If NIH or the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of MAT2203 or any other product candidates that we may develop may be delayed or our development program may be materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs would devote to our program or our product candidates. If we are unable to rely on the clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. As a result of the foregoing, our financial results, and the commercial prospects for MAT2203 and our other product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient, or API, in MAT2203, or any of our product candidates, for use in our clinical trials or for commercial product, if any. As a result, we will rely on contract manufacturers throughout the development process and then if MAT2203, or any of our product candidates are approved for commercialization. We have not entered into any agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of MAT2203, or any of our product candidates, on favorable terms to us, or at all.

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

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates , delays, suspensions or withdrawals of approvals, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates .

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished product or should cease doing business with us, we could experience significant interruptions in product supply or may not be able to create a supply of any product candidate at all. Were we to encounter manufacturing issues, our ability to produce a sufficient product supply might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply any product candidate at required levels. Because of the significant regulatory requirements that we would need to satisfy to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in product supply if we decided to transfer manufacturing to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability, and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our manufacturing and supply partners will be able to reduce the costs of commercial scale manufacturing of any product candidate over time. If commercial-scale manufacturing costs are higher than expected, these costs may significantly impact our operating results. To reduce costs, we may need to develop and implement process improvements. However, to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

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

We rely upon our LNC Platform and certain of the patents which are exclusively licensed to us by Rutgers. We do not exclusively own some of the patents that underly the LNC Platform. Our rights to use upon the patents we exclusively license are subject to the negotiation of, continuation of and compliance with the terms of our license agreement with Rutgers. Pursuant to the terms of our license agreement with Rutgers, we control the prosecution, maintenance, or filing of the patents to which we hold licenses, as well as the enforcement of these patents against third parties. However, some of our patents and patent applications were either acquired from another company who acquired those patents and patent applications from yet another company or are licensed from a third party. Thus, these patents and patent applications were not written by us or our attorneys, and we did not have control over the drafting and prosecution of certain of these patents. The former patent owners and our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

Certain of our licenses contained in our agreement with Rutgers contain provisions that allow the licensor to terminate the license if (i) we breach any payment obligation or other material provision under the agreement and fail to cure the breach within a fixed time following written notice of termination, (ii) we or any of our affiliates, licensees or sub licensees directly or indirectly challenge the validity, enforceability, or extension of any of the licensed patents or (iii) we declare bankruptcy or dissolve. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Termination of these licenses may prevent us from discovering, developing, and commercializing product candidates based on the LNC Platform, including our lead anti-infective product candidate MAT2203. Determining the scope of the license and related royalty obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from discovering, developing and commercializing product candidates based on the LNC Platform, including our lead anti-infective product candidates.

If we discontinue development of the LNC Platform, we could be required to return such technology to the former stockholders of Aquarius and/or Rutgers and we could lose the rights to our lead product candidates.

Under certain circumstances, we will be required to transfer Aquarius’ LNC Platform back to the former shareholders of Aquarius. This transfer would be required under the Aquarius Merger Agreement pursuant to which we acquired the rights to the LNC Platform in the event the following conditions are met: (i) we shall have discontinued efforts to develop or commercialize the LNC Platform (as conclusively demonstrated by our omission of the LNC Platform in at least two consecutive royalty, progress and payment reports delivered to Rutgers pursuant to the license agreement entered into between Aquarius and Rutgers) and (ii) as of the Transfer Date, no unresolved indemnification claims for us and our indemnified parties are pending. If the foregoing conditions are met, we would transfer the LNC Platform to the stockholder representative or to a newly formed entity as directed by the stockholder representative (in either case for the benefit of the former Aquarius stockholders) following receipt of any necessary third-party consents required for the transfer, which we shall use its commercially reasonable efforts to obtain. If we are required to transfer the LNC Platform back to the former shareholders of Aquarius, we would lose our rights to our lead product candidates, which would have a material and adverse effect on our business.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges, and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific, and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents (including patents owned and licensed by us). We currently own or have rights to 30 issued patents relating to our LNC Platform, as well as pending patent applications for our LNC Platform that may never be approved by the United States or foreign patent offices. Furthermore, any patents which may eventually be issued from existing patent applications for any of our technologies, may be challenged, invalidated, or circumvented by third parties and might not protect us against competitors with similar products or technologies.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before the United States or foreign patent offices.

We also rely on trade secrets to protect technology, especially in cases where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators, consultants, and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, our ability to receive patent protection and our ability to protect valuable information owned by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of MAT2203 or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize MAT2203 or any future product candidate and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties against us would be time-consuming and may:

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent MAT2203 from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to MAT2203 or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our current product candidates or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign, MAT2203 or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing MAT2203 or a future product candidate, which could harm our business, financial condition, and operating results.

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

We have 34 employees as of March 3, 2023. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, development, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our ability to compete in the highly competitive pharmaceutical industry depends in large part upon our ability to attract highly qualified managerial, scientific, and medical personnel. To induce valuable employees to remain with us, we intend to provide employees with stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that we will not be able to control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We face a potential risk of product liability because of the clinical testing of MAT2203 or any future product candidates and will face an even greater risk if we commercializeMAT2203 or any other future product. For example, we may be sued if any product we develop or any material that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of MAT2203. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for MAT2203 or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing, or promotional restrictions;

●	loss of revenue;

●	the inability to commercialize our product candidates; and

●	a decline in our stock price.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, our information security systems and those of our CROs are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information gathered and used in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In the European Union the General Data Protection Regulation, or GDPR, is even more restrictive with respect to all personal information, including information masked by a coding system. In addition to HIPAA and GDPR, numerous other federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and storage of personal information. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed, our competitive position could be compromised, or our business reputation could be harmed.

We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

Risks related to our Securities

Pursuant to the terms of our Series A Preferred Stock, we may be obligated to pay significant royalties.

Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our Series A Preferred Stock, we are required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2026, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203 or MAT2501, we are required to pay to the holders of our Series A Preferred Stock, subject to certain vesting requirements, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the ability to designate and issue preferred stock in one or more series. As a result, the board of directors may, without stockholder approval, issue new series of preferred stock with voting, dividend, conversion, liquidation, or other rights which could adversely affect the relative voting power and equity interest of the holders of common stock. Additional issuances of preferred stock, which could be issued with the right to more than one vote per share, could have the effect of discouraging, delaying, or preventing a change of control of us. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to designate any new series, or issue any shares, of preferred stock, we may do so in the future.

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

Although our common stock is listed on the NYSE American, the market for our shares has demonstrated varying levels of trading activity, and we cannot assure you that an active trading market will be sustained. A lack of an active market may impair your ability to sell shares of our common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the price of shares of our common stock. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay, or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your Shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

●	they provide that special meetings of stockholders may be called only by the board of directors, President, or our Chairman of the Board of Directors, or at the request in writing by stockholders of record owning at least fifty (50%) percent of the issued and outstanding voting shares of common stock;

●	they do not include a provision for cumulative voting in the election of directors. Under cumulative voting, a minority stockholder holding a sufficient number of shares may be able to ensure the election of one or more directors. The absence of cumulative voting may have the effect of limiting the ability of minority stockholders to effect changes in our board of directors; and

●	they allow us to issue, without stockholder approval, up to 10,000,000 shares of preferred stock (all of which remain available for issuance) that could adversely affect the rights and powers of the holders of our common stock.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery and federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find either choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. As a result of this decision, we do not currently intend to enforce the federal forum selection provision in our certificate of incorporation, unless the decision is reversed on appeal. However, if the decision is reviewed on appeal and ultimately overturned by the Delaware Supreme Court, we would enforce the federal district court exclusive forum provision.

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

Facilities

Our administrative offices consist of approximately 8,900 square feet of office space in Bedminster, NJ that we occupy under a lease that expires in June 2029. We also lease laboratory space approximating 14,000 square feet in Bridgewater, NJ, that expires in July 2027.

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

On March 3, 2023, the closing sale price of our common stock, as reported by the NYSE MKT, was $0.50 per share and we had approximately 104 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties and should be read together with the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” All dollars amounts stated in the tabular and paragraph formats are presented in thousands, except per share data, or otherwise indicated.

Overview

We are focused on redefining the intracellular delivery of nucleic acids and small molecules through our lipid nanocrystal (LNC) drug delivery platform and its application to overcome current challenges in safely and effectively delivering small molecules, nucleic acids, gene therapies, proteins/peptides, and vaccines.

Key elements of our strategy include:

●	Advancing our LNC Platform and expanding the utilization of this promising technology into areas of innovative medicine beyond small molecules, including nucleic acids (e.g., mRNA, DNA, ASOs) and proteins.

●	Positioning MAT2203 for an NDA filing for various indications for the treatment of serious IFIs, including cryptococcal meningitis. We are seeking non-dilutive funds from prospective third-party pharmaceutical partners and various governmental sources of capital, such as the Biomedical Advanced Research and Development Authority (BARDA) and the NIH in order to continue the development of MAT2203 into Phase 3. We are also seeking the input and guidance of the FDA for an additional Phase 3 study of various IFIs.

●	Building an external pipeline of collaborations focused on our LNC Platform with leading pharmaceutical companies like BioNTech, Genentech and National Resilience to provide delivery solutions for their complex nucleic acid drug products.

We have incurred losses for each period from inception. Our net loss was $20,997 and $23,283 for the fiscal years ended December 31, 2022 and 2021, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financings, government, or other third-party funding, collaborations, and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our ability to continue as a going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the year ended December 31, 2022, we generated $3,188 in contract research revenue resulting from the research collaboration with BioNTech SE. During the year ended December 31, 2021, we generated $33 in contract revenue from the feasibility study agreement with Genentech Inc. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidates MAT2203 and MAT2501, and advancement of our LNC Platform, which include:

●	the cost of conducting pre-clinical work;

●	the cost of acquiring, developing, and manufacturing pre-clinical and human clinical trial materials;

●	costs for consultants and contractors associated with Chemistry and Manufacturing Controls (CMC), pre-clinical and clinical activities and regulatory operations;

●	expenses incurred under agreements with contract research organizations, or CROs, including the NIH, that conduct our pre-clinical or clinical trials;

●	employee-related expenses, including salaries and stock-based compensation expense for those employees involved in the research and development process; and

●	the reimbursement of certain expenses related to the CFF award agreement.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2022 and 2021. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock option expenses), travel and medical education.

	Years Ended December 31,
	2022	2021
Direct research and development expenses:
Manufacturing process development	$2,523	$2,724
Preclinical trials	720	401
Clinical development	2,175	2,261
Regulatory	737	339
Internal staffing, overhead and other	10,523	8,858
Total research & development	$16,678	$14,583

Research and development activities are central to our business model. We expect our research and development expenses to increase over time because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. However, we anticipate that our research and development expenses during 2023 will be relatively consistent with expenses incurred in 2022 as we pause the development of MAT2501 to focus our existing resources on MAT2203 and advancement of our LNC platform delivery technology into the field of nucleic acids.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting, and accounting/audit services. We anticipate that our general and administrative expenses during 2023 will remain relatively consistent with expenses incurred during 2022.

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and research and development tax credits under the New Jersey Technology Business Tax Certificate Program was $3,491 and $1,328 for the years ended December 31, 2022 and 2021, respectively. The 2022 NOL sales included tax years 2021 and 2020, and the 2021 NOL sale included tax year 2019.

Other Income, net

Other income, net is largely comprised of interest income (expense) and dividends.

Application of Critical Accounting Policies and Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies.” Of these policies, the following are considered critical to an understanding of our Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Stock-based compensation, (ii) Fair value measurements, (iii) Research and development costs, and (iv) Goodwill and other intangible assets.

Current Operating Trends

Our current R&D efforts are focused on advancing our lead LNC product candidate, MAT2203, through clinical development toward an initial indication for the treatment of CM and expanding application of our LNC Platform through both internal efforts and collaborations with third parties. Our R&D expenses consist of manufacturing work and the cost of active pharmaceutical ingredients and excipients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments to be in a position to realize the potential of our product candidates and proprietary technologies.

We expect that most of our R&D expenses in the near-term future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology, and efficacy. At the appropriate time, subject to the approval of regulatory authorities, we expect to conduct early-stage clinical trials. We anticipate funding these trials ourselves, and possibly with the assistance of federal grants, contracts, or other agreements. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products to focus our resources on more promising products. Completion of clinical trials may take several years, and the length of time varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Results of Operations

Years Ended December 31, 2022 and 2021

The following table summarizes our operating expenses for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Revenues	$3,188	$33

Expenses:
Research and development	$16,678	$14,583
General and administrative	11,100	10,185
Operating Expenses	$27,778	$24,768

Sale of net operating losses (NOLs)	$3,491	$1,328

Revenues. We generated $3,188 and $33 for the years ended December 31, 2022 and 2021, respectively. The amount earned during 2022 consists of contract research revenue resulting from the research collaboration with BioNTech SE while the amount earned during 2021 resulted from the feasibility study agreement with Genentech Inc.

Research and Development expenses. R&D expense for the years ended December 31, 2022 and 2021 was $16,678 and $14,583, respectively. The increase of $2,095 was due to an increase of $2,327 of compensation expense, primarily related to headcount increases, $1,441 increase in clinical trials expenses due to the continued advancement of MAT2203, partially offset by an increase in the reimbursement of certain MAT2501 program expenses of $811 and a decrease of $916 primarily related to the Aquarius Merger Agreement in 2021 in connection with the LNC Platform.

General and Administrative expenses. G&A expense for the years ended December 31, 2022 and 2021 was $11,100 and $10,185, respectively. The increase of $915 over prior year was primarily due to higher compensation expense related to stock-based compensation of $506 and increased headcount.

Sale of net operating losses (NOLs) & tax credits. The Company recognized $3,491 and $1,328 for the years ended December 31, 2022 and 2021, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program. The 2022 NOL sales included tax years 2021 and 2020, and the 2021 NOL sale included tax year 2019.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2022, we have raised a total of $156,651 in gross proceeds and $143,941, net, from sales of our equity securities since inception in 2013.

As of December 31, 2022, we had cash, cash equivalents and marketable debt securities, excluding restricted cash, totaling $28,763.

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. During 2022, we did not sell any shares of our common stock under the ATM Sales Agreement. During 2021, BTIG sold 3,023,147 shares of the Company’s common stock generating gross proceeds of $5,753 and net proceeds of $5,580, after deducting BTIG’s commission on gross proceeds. At December 31, 2022, the ATM’s available capacity was $44,247.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the period set forth below:

	Years Ended December 31
	2022	2021
Cash used in operating activities	$(19,156)	$(15,223)
Cash provided by investing activities	4,877	16,770
Cash provided by financing activities	79	6,965
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(14,200)	$8,512

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $19,156, compared to $15,223 in the prior year. The increase of $3,933 for the period was primarily due to an increase of $6,324 of working capital adjustments due to the timing of receipts and payments in the ordinary course of business and the $1,200 Aquarius agreement charge in 2021 offset by $2,286 of a decrease in net loss in the current period, the $936 increase in stock based compensation expense, including other non-cash expenses, and the license agreement charge of $291 in 2022. We expect that there will be a similar amount of cash used in operations during 2023 as we continue to move our product candidates and LNC Platform forward in their development cycles.

Investing Activities

Net cash of $4,877 was provided by investing activities for the year ended December 31, 2022, while $16,770 of net cash was provided by investing activities for the year ended December 31, 2021. The decrease of cash provided by investing activities of $11,893 was primarily due to the $24,975 decrease in proceeds received from maturities of our marketable debt securities and the increase of $632 in purchases of equipment and leasehold improvements, partially offset by the decrease of $13,714 in purchases of marketable debt securities as compared to the prior year.

Financing Activities

Net cash provided by financing activities was $79 and $6,965 for the years ended December 31, 2022 and 2021, respectively. The decrease of $6,886 in cash provided by financing activities is primarily due to the Company raising $5,580 of net proceeds from the 2021 ATM sales of our common stock for which the Company did not have similar equity raises during year ended December 31, 2022, and a decrease in the receipt of proceeds of $1,316 from the exercise of stock options.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct further preclinical and clinical studies of MAT2203, our lead product candidate, even is such studies are primarily financed with non-dilutive funding from NIH;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand, and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We expect that our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operating expenses and capital expenditures requirements into the second quarter of 2024.

Until such time, if ever, that we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, collaborations, and licensing arrangements. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights of our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes and/or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, rising inflation rates may affect us by increasing operating expenses, such as employee-related costs and clinical trial expenses, negatively impacting our results of operations.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. We have deposit accounts at SVB. The standard deposit insurance amount is up to $250 thousand per depositor, per insured bank, for each account ownership category. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. The Company does not expect to be negatively impacted by these events.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 - “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures:

As of December 31, 2022, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2022, our internal control over financial reporting was effective, as management did not identify any deficiencies in internal control over financial reporting that was determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting:

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that occurred during the quarter ended December 31, 2022 covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position(s)
Eric Ende	54	Chairman of the Board, Director
Jerome D. Jabbour	48	Chief Executive Officer and President, Director
James J. Ferguson	69	Chief Medical Officer
Thomas J. Hoover	53	Chief Business Officer
Keith A. Kucinski	53	Chief Financial Officer
Hui Liu	55	Chief Technology Officer
Theresa Matkovits	55	Chief Development Officer
Herbert Conrad	90	Director
Kathryn Corzo	62	Director
Natasha Giordano	61	Director
James S. Scibetta	58	Director
Matthew Wikler	73	Director

Management

Jerome D. Jabbour, JD was appointed Chief Executive Officer in March 2018. He has served as our President since March 2016. Prior to that he served as our Executive Vice President, Chief Business Officer, General Counsel and Secretary since October 2013 and as one of our directors from April 2012 until November 2013. Mr. Jabbour is also a Co-founder of Matinas BioPharma. Prior to joining our management team, he was the Executive Vice President and General Counsel of MediMedia USA, or MediMedia, from 2012 to October 2013, a privately held diversified healthcare services company. Prior to MediMedia, he was the Senior Vice President, Head of Global Legal Affairs of Wockhardt Limited (2008-2012), a global pharmaceutical and biotechnology company, and Senior Counsel and Assistant Secretary at Reliant (2004-2008). Earlier in his career, he held positions as Commercial Counsel at Alpharma, Inc. (2003-2004) and as a Corporate Associate at Lowenstein Sandler LLP (1999-2003). Mr. Jabbour earned his J.D. from Seton Hall University School of Law in New Jersey and a B.A. in Psychology from Loyola University in Baltimore.

James J. Ferguson, MD was appointed Chief Medical Officer in February 2019. Prior to joining the Company, he served as the Cardiovascular and Bone Therapeutic Area Head for U.S. Medical Affairs, at Amgen (NASDAQ: AMGN), multinational biopharmaceutical company, from 2016 to 2019. Prior to Amgen Dr. Ferguson held a number of senior positions at AstraZeneca, a multinational pharmaceutical and biopharmaceutical company, including Vice President of U.S. Cardiovascular Medical and Scientific External Relations, Therapeutic Area Vice President of Cardiovascular Global Medical Affairs, U.S. Development Brand Leader for BRILINTA®, and Senior Director, Clinical Research. Before joining AstraZeneca he was Vice President of Surgical and Critical Care for The Medicines Company. In addition, Dr. Ferguson had more than 20 years of academic experience as the Associate Director of Clinical Cardiology Research at the Texas Heart Institute, Co-Director of the Cardiology Fellowship Training Program at St. Luke’s Episcopal Hospital in Houston, where he was an Associate Professor of Medicine at Baylor College of Medicine, and a Clinical Assistant Professor at the University of Texas Health Science Center at Houston. Dr. Ferguson has served on the Editorial Board of numerous peer-reviewed journals and has over 400 publications and book chapters. Dr. Ferguson received his B.A. (cum Laude) in Biology from Harvard University, his M.D. from the University of Pennsylvania School of Medicine and completed his post-graduate training at the University of Michigan Medical Center, Ann Arbor, Michigan and Beth Israel Hospital, Boston, Massachusetts.

Thomas J. Hoover, MBA has served as Chief Business Officer since December 2021. Prior to joining the Company, Mr. Hoover was the Chief Business Officer at Millendo Therapeutics, a public, clinical stage biotech, from 2016 to 2021. Prior to joining Millendo, Mr. Hoover was Vice President of New Product Planning and Corporate Development and Licensing at Sunovion Pharmaceuticals Inc. Mr. Hoover started his pharmaceutical career at GSK in 2001 working in the Global Commercial Strategy group. Earlier in his career, Mr Hoover worked for The Boston Consulting Group. Mr. Hoover holds a M.B.A. from the University of North Carolina and a B.A. from Harvard College.

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

Theresa Matkovits, PhD has served as Chief Development officer since September 2018. She joined the Company after having most recently served as the Chief Operating Officer of ContraVir Pharmaceuticals (NASDAQ: CTRV) (now Hepion Pharmaceuticals), a clinical stage biopharmaceutical company, from 2015 to 2018. From 2013 to 2015, Dr. Matkovits served as Global Program Leader at NPS Pharmaceuticals, a specialty pharmaceutical company that was purchased by Shire in 2015. Prior to her time at NPS, Dr. Matkovits was Vice President, Innovation Leader at The Medicines Company. Earlier in her career, Dr. Matkovits held a number of global leadership positions at Novartis across Global Development and the U.S. Commercial Organization, including as Head, Strategic Planning and Operations, U.S. Medical and Drug Regulatory Affairs. Dr. Matkovits began her career at the Roche Institute of Molecular Biology and Organon where she held positions in clinical development in women’s health and research in the area of infertility. Dr. Matkovits serves on the Board of Directors of Appili Therapeutics (TSX: APLI; OTCQX: APLIF). Dr. Matkovits earned her Ph.D. in Biochemistry and Molecular Biology from the University of Medicine and Dentistry of NJ.

Directors

Eric Ende has served on our board of directors since April 2017 and was selected to be Chairman of the Board of Directors of our Company in October, 2022. Dr. Ende is president of Ende BioMedical Consulting Group, a privately-held consulting company which is focused on helping life sciences companies raise capital, identify licensing partners, and optimize corporate structure as well as analyzing both private and public investment opportunities for clients within the life sciences industry, a position he has held since 2009. In addition, Dr. Ende consulted with Icahn Enterprises in their efforts to appoint board members at Forest Labs, Genzyme, Biogen IDEC, and Amylin. Dr. Ende served on the board of directors and as a member of the Audit and Risk Management Committee of Genzyme Corp. (NASDAQ: GENZ) from 2010 until it was acquired by Sanofi (NSYE: SNY) in 2011. Through another activist campaign, Dr. Ende served on the board of directors of Progenics Pharmaceuticals, Inc., an oncology company, from 2019 until it was acquired by Lantheus Holdings, Inc. in 2020, as Chair of the Compensation Committee and a member of the Audit and Science Committees. Dr. Ende also serves on the board of directors of Avadel Pharmaceuticals plc, a biopharmaceutical company, as Chair of the Nomination & Corporate Governance Committee and a member of the Audit and Compensation Committees. Dr. Ende is currently serving on the Technology Transfer Committee of Mount Sinai Innovation Partners and served as the Chairman of the Unsecured Creditor’s Committee overseeing the bankruptcy of Egenix, Inc. From 2002 through 2008, Dr. Ende was the senior biotechnology analyst at Merrill Lynch. From 2000 through 2002, Dr. Ende was the senior biotechnology analyst at Banc of America Securities and, from 1997 to 2000, he was a biotechnology analyst at Lehman Brothers. Dr. Ende received an MBA in Finance & Accounting from NYU – Stern Business School in 1997, an MD from Mount Sinai School of Medicine in 1994, and a BS in Biology and Psychology from Emory University in 1990. We believe Dr. Ende is qualified to serve on our board of directors due to his industry experience, including as president of Ende BioMedical Consulting Group and as a biotechnology analyst, and his prior public company board experience.

Jerome D. Jabbour. See description under “Management.”

Herbert Conrad served as our Chairman of the Board from July 2013 until October 2022, and as Chairman of the Board of Matinas BioPharma, Inc. from October 2012 until October 2022. He continues to serve as a member of our Board of Directors today. He also serves on the board of directors of Celldex Therapeutics, Inc. (NASDAQ: CLDX), biopharmaceutical company focused on the development and commercialization of immunotherapies and other targeted biologics, and as an Advisor to the Seaver Autism Center at Mount Sinai Hospital. Mr. Conrad was the President of the U.S. Pharmaceuticals Division of Hoffmann-La Roche, Inc. from 1982 until his retirement in 1993. Prior to that, he held many positions of increasing responsibility at Roche Pharmaceuticals in the United States. Mr. Conrad previously served on the board of directors of Arbutus Biopharma Corporation (NASDAQ: ABUS), Pharmasset, Inc. (chairman), Savient Pharmaceuticals, Inc. (NASDAQ: SVNT), Dura Pharmaceuticals, Inc., UroCor, Inc., GenVec, Inc. (NASDAQ: GNVC) (chairman), Sicor, Inc., Bone Care International, Inc. (chairman), Sapphire Therapeutics, Inc. (chairman), the medical advisory board of Henry Schein Inc. (NASDAQ: HSIC), and he was a Director and Co-Founder of Reliant Pharmaceuticals. Pharmasset was acquired by Gilead Sciences, Inc. for $11 billion in 2011 and Reliant was acquired by GlaxoSmithKline for $1.65 billion in 2007. He received B.S. and M.S. degrees from the Brooklyn College of Pharmacy and an honorary Doctorate in Humane Letters from Long Island University. We believe Mr. Conrad is qualified to serve on our board of directors due to his extensive expertise and experience in the life sciences industry and his extensive board experience.

Kathryn Corzo has served on our board of directors since September 2021 and is currently the Chief Operating Officer of bit.bio. Prior to bit.bio, Ms. Corzo was a partner at Takeda Ventures, Inc., the corporate investment arm of Takeda Pharmaceutical Company Limited, and previously Head, Oncology Cell Therapy Development at Takeda Pharmaceutical Company Limited (TSE: 4502/NYSE: TAK), a global biopharmaceutical company, a position she has held since 2020. Prior to joining Takeda, Ms. Corzo held positions of increasing responsibility at Sanofi Genzyme, a specialty care global business unit of Sanofi, from 2010 to 2019. Prior to joining Sanofi, Ms. Corzo worked at Hoffman – La Roche, Roche Molecular Systems, Eli Lilly and Syndax from 1989 to 2010, during which time she held roles of increasing seniority in operations, global clinical development, medical affairs, business development, market access and brand management across multiple therapeutic products and indications. We believe Ms. Corzo is qualified to serve on our Board of Directors due to her broad experience in the life sciences industry.

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

James S. Scibetta has served as a member of our board of directors since November 2013. Mr. Scibetta is currently the Chief Executive Officer of ImmuneID, Inc., a privately held company that leverages existing antibody responses to rapidly unveil the complexities of the immune system, thereby revealing pathways leading to precise, transformative therapies. Prior to ImmuneID, Mr. Scibetta was Chief Executive Officer of Maverick Therapeutics, a development stage immune-oncology company, from 2017 until 2021 when it was acquired by Takeda Pharmaceutical Company Limited. Prior to Maverick, he was President and Chief Financial Officer of Pacira Pharmaceuticals, Inc. (NASDAQ: PCRX), a specialty pharmaceutical company, a position he has held since October 2015. Prior to that, Mr. Scibetta was the Chief Financial Officer of Pacira since 2008. Prior to joining Pacira in August 2008, he served as a consultant to Genzyme Corporation following the sale of Bioenvision Inc. (NASDAQ: BIVN) to Genzyme in 2007. From 2006 to 2007 Mr. Scibetta was CFO of Bioenvision. From 2001 to 2006, he was Executive Vice President and Chief Financial Officer of Merrimack Pharmaceuticals Inc. (NASDAQ: MACK). Mr. Scibetta has previously served on the board of directors at the following life sciences companies: Nephros Inc. (NASDAQ: NEPH), Merrimack Pharmaceuticals and Labopharm Inc. Prior to his executive management experience, Mr. Scibetta spent over a decade in investment banking where he was responsible for sourcing and executing transactions for a broad base of public and private healthcare and life sciences companies. Mr. Scibetta received his Bachelor of Science in Physics from Wake Forest University and an MBA from the University of Michigan. We believe Mr. Scibetta is qualified to serve on our board of directors because of his extensive management experience in the pharmaceutical industry, his investment banking experience and his experience as a chief financial officer and audit committee member of several publicly traded companies.

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

Scientific Advisory Board

We believe in seeking and attracting scientific and clinical leaders in the field of infectious diseases to provide counsel and support our growth. We have established separate Scientific Advisory Boards for MAT2203 and MAT2501 which consist of individuals who are experts in their chosen fields and recipients of many academic honors and awards.

Board Committees

Our board of directors has three standing committees — an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. James Scibetta, Herbert Conrad and Natasha Giordano currently serve as members of the Audit Committee, with Mr. Scibetta serving as its chair. All members of the Audit Committee have been determined to be financially literate and are considered independent directors as defined under the NYSE MKT’s listing standards and applicable SEC rules and regulations. Mr. Scibetta qualifies as an audit committee “financial expert” as that term is defined by SEC regulations. The Audit Committee met four times during 2022. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of our executive officers, including our chief executive officer, and makes recommendations in that regard to the Board as a whole. Kathryn Corzo, James Scibetta and Matthew Wikler currently serve as members of the Compensation Committee, with Mr. Scibetta serving as its chair. All members of the Compensation Committee are considered independent directors as defined under the NYSE MKT’s listing standards. The Compensation Committee met six times during 2022. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Bylaws and applies the same criteria to all persons being considered. Herbert Conrad, Kathryn Corzo, Eric Ende, and Natasha Giordano currently serve as members of the Nominating and Corporate Governance Committee, with Ms. Giordano serving as its chair. All members of the Nominating and Corporate Governance Committee are considered independent directors as defined under the NYSE MKT’s listing standards. The Nominating and Corporate Governance Committee met four times during 2022. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.matinasbiopharma.com.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial and accounting officer, or persons performing similar functions. A copy of the code is posted on the corporate governance section of our website, which is located at www.matinasbiopharma.com. If we make any substantive amendments to, or grant waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website.

Item 11.	Executive Compensation

Summary Compensation Table – 2022

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly compensated executive officers who were serving as executive officers as of December 31, 2022 for services rendered in all capacities to us for the years ended December 31, 2022 and 2021. These individuals are our named executive officers for 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jerome D. Jabbour	2022	575,000	306,500	792,707	-	1,674,207
Chief Executive Officer	2021	545,000	250,000	2,898,314	-	3,693,314

James J. Ferguson	2022	450,000	169,920	249,179	-	869,099
Chief Medical Officer	2021	422,300	164,000	1,035,637	-	1,621,937

Theresa Matkovits	2022	412,000	189,000	249,179	-	850,179
Chief Development Officer	2021	378,525	147,000	812,636	-	1,338,161

(1)	Amounts reflect the grant date fair value of option awards granted in 2022 and 2021 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

Jabbour

On March 22, 2018, we entered into an employment agreement with Mr. Jabbour, as subsequently amended on March 3, 2023. Under the terms of Mr. Jabbour’s employment agreement, Mr. Jabbour received a signing bonus of $84,000 and a base salary of $350,000 per year. Mr. Jabbour’s current salary is $598,000. In addition, Mr. Jabbour is eligible to receive an annual bonus, which is targeted at 50% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Jabbour is also eligible to receive option grants at the discretion of our Compensation Committee. Mr. Jabbour is eligible to receive option grants and equity grants at the discretion of our Compensation Committee. If we terminate Mr. Jabbour’s employment without cause or Mr. Jabbour resigns with good reason (absent a change of control), we are required to pay him severance of up to twelve months of his base salary plus COBRA benefits for twelve months, and his target annual bonus for the year pro rated to the date of termination. In addition, the vesting of 50% of his outstanding options issued prior to December 31, 2021 will be accelerated in full upon such termination and Mr. Jabbour will be provided with an extension through two years after the separation date of the exercise period for his vested stock options. If we terminate Mr. Jabbour’s employment without cause during the 24-month period immediately following a change of control or Mr. Jabbour resigns with good reason during the 24-month period immediately following a change of control, we are required to pay him severance of 18 months of his base salary and 1.5 times his target annual bonus plus 18 months of COBRA benefits. In addition, his outstanding options will be vested in full and Mr. Jabbour will be provided with an extension through two years after the separation date of the exercise period for his vested stock options. Mr. Jabbour is also subject to a customary non-disclosure agreement, pursuant to which Mr. Jabbour has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment.

Ferguson

On February 22, 2019, we entered into an employment agreement with Mr. Ferguson which was effective as of February 25, 2019, as subsequently amended on March 3, 2023. Under the terms of Mr. Ferguson’s employment agreement, Mr. Ferguson base salary was $375,000 per year, and is currently $468,000. In addition, Mr. Ferguson is eligible to receive an annual bonus, which is targeted at 35% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Ferguson is also eligible to receive option grants at the discretion of our Compensation Committee. If we terminate Mr. Ferguson’s employment without cause or Mr. Ferguson resigns with good reason, we are required to pay him severance of up to twelve months of his base salary plus benefits. In addition, the vesting of 50% of his outstanding options issued prior to December 31, 2021 will be accelerated in full upon such termination. If we terminate Mr. Ferguson’s employment without cause during the 12-month period immediately following a change of control or Mr. Jabbour resigns with good reason during the 12-month period immediately following a change of control, we are required to pay him severance of 12 months of his base salary and his target annual bonus plus 12 months of COBRA benefits. In addition, his outstanding options will be vested in full. Mr. Ferguson is also subject to a customary non-disclosure agreement, pursuant to which Mr. Ferguson has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment.

Matkovits

On September 25, 2018, we entered into an employment agreement with Ms. Matkovits which was effective as of October 15, 2018, as subsequently amended on March 3, 2023. Under the terms of Ms. Matkovits’ employment agreement, Ms. Matkovits’s base salary was $350,000 per year, and is currently $430,000. In addition, Ms. Matkovits is eligible to receive an annual bonus, which is targeted at 35% of her base salary but which may be adjusted by our Compensation Committee based on her individual performance and our performance as a whole. Ms. Matkovits is also eligible to receive option grants at the discretion of our Compensation Committee. If we terminate Ms. Matkovits’ employment without cause or Ms. Matkovits resigns with good reason, we are required to pay her severance of up to twelve months of his base salary plus benefits. In addition, the vesting of 50% of her outstanding options issued prior to December 31, 2021 will be accelerated in full upon such termination. If we terminate Ms. Matkovits’s employment without cause during the 12-month period immediately following a change of control or Matkovits resigns with good reason during the 12-month period immediately following a change of control, we are required to pay her severance of 12 months of her base salary and her target annual bonus plus 12 months of COBRA benefits. In addition, her outstanding options will be vested in full. Ms. Matkovits is also subject to a customary non-disclosure agreement, pursuant to which Ms. Matkovits has agreed to be subject to a non-compete during the term of her employment and for a period of eighteen months following termination of her employment.

Outstanding Equity Awards at Fiscal Year-End Table – 2022

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2022.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jerome D. Jabbour	-	1,988,300	$0.53	Dec 19, 2032
	449,014	1,209,086	$0.92	Dec 13, 2031
	766,667	833,333	$1.36	Dec 31, 2030
	729,167	270,833	$2.27	Dec 31, 2029
	718,750	31,250	$1.08	Feb 10, 2029
	1,000,000	-	$0.98	Mar 21, 2028
	400,000	-	$3.32	Feb 20, 2027
	350,000	-	$0.43	Feb 4, 2026
	175,000	-	$0.41	Jan 27, 2025
	350,000	-	$1.28	July 20, 2024
	350,000	-	$0.94	Oct 3, 2023

James J. Ferguson	-	625,000	$0.53	Dec 19, 2032
	159,123	428,477	$0.92	Dec 13, 2031
	275,521	299,479	$1.36	Dec 31, 2030
	364,584	135,416	$2.27	Dec 31, 2029
	335,417	14,583	$1.09	Feb 24, 2029

Theresa Matkovits	-	625,000	$0.53	Dec 19, 2031
	135,400	364,600	$0.92	Dec 13, 2031
	203,646	221,354	$1.36	Dec 31, 2030
	255,209	94,791	$2.27	Dec 31, 2029
	335,417	14,583	$1.08	Feb 10, 2029
	350,000	-	$0.79	Oct 14, 2028

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

Shares Subject to the 2013 Plan. As of March 3, 2023 the aggregate number of shares of common stock available for issuance in connection with awards granted under the 2013 Plan is 54,293,819 shares, subject to customary adjustments for stock splits, stock dividends or similar transactions (the “Initial Limit”). Incentive Stock Options may be granted under the 2013 Plan with respect to all of those shares. The number of shares of common stock available for issuance under the 2013 Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2015, in an amount equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year (the “Annual Increase”). Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the Annual Increase in the share reserve for such calendar year shall be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of common stock which may be issued in respect of Incentive Stock Options is equal to the Current Limit, and will be increased on each January 1, by the Annual Increase for such calendar year.

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

Incentive Bonus Awards. The Compensation Committee may award Incentive Bonus Awards under the 2013 Plan. Incentive Bonus Awards may be based upon the attainment of specified levels of Company or subsidiary performance as measured by pre-established, objective performance criteria determined at the discretion of the Compensation Committee. Incentive Bonus Awards will be paid in cash or common stock, as set forth in an award agreement.

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

Director Compensation

We maintain a policy pursuant to which our non-employee directors receive annualized compensation. The policy provides for the following compensation amounts payable in cash, or upon election by such non-employee director, in shares of unrestricted common stock: (i) each non-employee director is entitled to receive an annual fee of $50,000; (ii) the chairman of the board is entitled to receive an additional annual fee of $25,000; (iii) the vice chair, if one is appointed, is entitled to receive an additional annual fee of $20,000; (iv) the chair of our audit committee is entitled to receive an annual fee of $15,000 and other members of our audit committee are entitled to receive $7,500; (v) the chair of our compensation committee is entitled to receive an annual fee of $10,000 and other members of our compensation committee are entitled to receive $6,000; and (vi) the chair of our nominating and corporate governance committee is entitled to receive an annual fee of $8,000 and other members are entitled to receive $4,000.

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

Director Compensation Table – 2022

The following table summarizes the annual compensation for our non-employee directors during 2022.

Name	Cash Compensation ($)	Option Awards ($) (1)	Total ($)
Herbert Conrad	90,500	80,000	170,500
Kathryn Corzo	56,000	80,000	136,000
Eric Ende	71,500	80,000	151,500
Natasha Giordano	57,500	80,000	137,500
James S. Scibetta	75,000	80,000	155,000
Matthew Wikler	64,000	80,000	144,000

(1)	Amounts reflect the grant date fair value of stock awards and option awards granted in 2022 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently composed of the following three non-employee directors: Kathryn Corzo, James Scibetta, Chair, and Matthew Wikler. No member of the Compensation Committee is or was formerly an officer or an employee of the Company during the last fiscal year. In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of the Company’s directors serve as an executive officer. See Item 13.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 3, 2023 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 217,264,526 shares outstanding as of March 3, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 3, 2023 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Directors and Executive Officers
Jerome D. Jabbour (1)	5,743,337	2.6%
Herbert Conrad (2)	6,006,589	2.7%
Kathryn Corzo (3)	162,211	*	%
Eric Ende (4)	1,192,782	*	%
Natasha Giordano (5)	418,138	*	%
James Scibetta (6)	1,761,148	*	%
Matthew Wikler (7)	1,189,162	*	%
James J. Ferguson (8)	1,393,500	*	%
Thomas J. Hoover (9)	301,042	*	%
Keith A. Kucinski (10)	1,438,230	*	%
Hui Liu (11)	454,681	*	%
Theresa Matkovits (12)	1,474,980	*	%
Directors and Executive Officers as a group (12 persons) (13)	21,535,800	9.3%

* Less than 1%

(1) Includes 5,283,013 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 3,725,887 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(2) Includes 1,312,023 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 71,328 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(3) Includes 162,211 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 162,209 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(4) Includes 1,048,690 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 71,328 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(5) Includes 418,138 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 103,318 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(6) Includes 1,111,190 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 71,328 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(7) Includes 898,690 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 71,328 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(8) Includes 1,393,500 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 1,244,100 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(9) Includes 301,042 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 1,023,958 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(10) Includes 1,343,730 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 1,156,270 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(11) Includes 454,681 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 1,045,319 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(12) Includes 1,474,980 shares of common stock issuable upon exercise of options that are exercisable within sixty days of March 3, 2023. Does not include 1,125,020 shares of common stock underlying options that are not exercisable within sixty days of March 3, 2023.

(13) See notes (1) through (12).

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders(1)	34,739,470	$1.07	6,183,053
Equity compensation plans not approved by stockholders	—	—	—
Total	34,739,470	$1.07	6,183,053

(1)	The amounts shown in this row include securities under the Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

(2)	In accordance with the “evergreen” provision in our 2013 Plan, an additional 8,690,581 shares were automatically made available for issuance on the first trading day of 2023, which represents 4% of the number of shares outstanding on December 31, 2022; these shares are excluded from this calculation.

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, there has been no transaction or series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and 2021, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Years Ended December 31,
	2022	2021
Audit Fees	$265	$249
Audit-Related Fees	-	-
Tax Fees	-	-
Total Fees	$265	$249

Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements, audit of internal controls over financial reporting, review of our interim consolidated financial statements, comfort and consent letters.

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

Part IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 31, 2017 with the Securities and Exchange Commission).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
4.3	Form of 2015 Investor Warrant. (incorporated by reference to Exhibit 4.4 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015).
4.4	Form of 2015 Placement Agent Warrant. (incorporated by reference to Exhibit 4.5 to the post-effective amendment No. 1 to Form S-1 filed with the SEC on April 17, 2015).
4.6	Description of Securities*
10.1	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.5	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
10.6	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015). +
10.7	Employment Agreement, dated September 1, 2015, between Matinas Biopharma Holdings, Inc. and Raphael J. Mannino. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015). †
10.8	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
10.9	Employment Agreement, dated March 22, 2018, between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 27, 2018). †
10.10	Employment Agreement, dated October 15, 2018, between Matinas Biopharma Holdings, Inc. and Theresa Matkovits (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2018). †
10.11	Employment Agreement, dated January 3, 2019, between Matinas Biopharma Holdings, Inc. and Keith Kucinski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019). †
10.12	Employment Agreement, dated February 25, 2019, between Matinas Biopharma Holdings, Inc. and James J. Ferguson III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2019). †

10.13	At-The-Market Sales Agreement, dated July 2, 2020, between Matinas BioPharma Holdings, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).
10.14	Therapeutic Development Award Agreement, dated November 19, 2020, between Matinas BioPharma Holdings, Inc. and the Cystic Fibrosis Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2021).
10.15	Employment Agreement, dated December 1, 2020, between Matinas Biopharma Holdings, Inc. and Hui Liu. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 8, 2022)†*
10.16	Employment Agreement, dated December 6, 2021, between Matinas Biopharma Holdings, Inc. and Thomas Hoover. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 8, 2022)†*
Consulting Agreement, dated August 8, 2022, by and between the Company and Raphael J. Mannino (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, filed on November 2, 2022).
10.17	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Jerome Jabbour †*
10.18	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Theresa Matkovits †*
10.19	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Keith Kucinski †*
10.20	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and James Ferguson †*
21.1	Subsidiaries Index*
23.1	Consent of EisnerAmper LLP*
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certifications**
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2022 and 2021; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.*
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 15, 2023.

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

Person	Capacity	Date

/s/ Jerome D. Jabbour	Chief Executive Officer and Director	March 15, 2023
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Keith A. Kucinski	Chief Financial Officer	March 15, 2023
Keith A. Kucinski	(Principal Financial and Accounting Officer)

/s/ Eric Ende	Chairman of the Board	March 15, 2023
Eric Ende

/s/ Herbert Conrad	Director	March 15, 2023
Herbert Conrad

/s/ Kathryn Corzo	Director	March 15, 2023
Kathryn Corzo

/s/ Natasha Giordano	Director	March 15, 2023
Natasha Giordano

/s/ James S. Scibetta	Director	March 15, 2023
James S. Scibetta

/s/ Matthew A. Wikler	Director	March 15, 2023
Matthew A. Wikler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matinas BioPharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries as of December 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals and prepaid balance for research and development expenses

As disclosed in the consolidated statements of operations, for the year ended December 31, 2022, the Company incurred significant research and development (“R&D”) expenses, which amounted to approximately $16.7 million. At December 31, 2022, the Company had accrued $1.2 million for R&D expenses on the consolidated balance sheet. The Company also recorded prepaid R&D expense of $2.7 million on the consolidated balance sheet. A significant amount of the Company’s R&D expenses are service fees paid to contract research organizations (“CROs) and contract manufacturing organizations (“CMOs”). The R&D activities with these CROs and CMOs are documented in contractual agreements and are typically performed over an extended period. The amounts recorded on the consolidated balance sheet for such R&D contracts represent the Company’s estimates of the unpaid and prepaid R&D expenses based on facts and circumstances known to the Company at that time, and are dependent upon the timely and accurate reporting of CROs and CMOs. The amount of R&D expense to be recognized under these agreements based on the Company’s estimate of the progress of work completed during the financial reporting period and involves judgement and estimation.

We identified management’s estimate of accruals for R&D expenses as a critical audit matter due to the significance of these expenses to the financial statements and the significant judgement and estimation required by management in determining the progress or state of completion of clinical studies or services rendered. As a result, a high degree of auditor judgement and additional testing were required to evaluate audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to accruals for R&D expenses included the following, among others, (i) we obtained an understanding of management’s process and evaluated the design of controls over developing its estimate of accrued and prepaid R&D expenses, including the process of estimating the expenses incurred to date based on the status of the clinical studies; (ii) we read selected agreements and contract amendments with CROs and CMOs and evaluating the significant assumptions described above and the methods used in developing the R&D estimates and recalculating the amounts that were unpaid and prepaid at the balance sheet date, (iii) we confirmed with CROs and CMOs contractual commitments and amounts completed, paid and unpaid, and (iv) made direct inquiries of the Company research personnel regarding project status, and inspected invoices received subsequent to year-end and additional documents and correspondence with the CROs and CMOs when used by management to develop its estimate of R&D expenditures.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2011.

EISNERAMPER LLP

Iselin, New Jersey

March 15, 2023

Matinas BioPharma Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	December 31,
	2022	2021
ASSETS:

Current assets:
Cash and cash equivalents	$6,830	$21,030
Marketable debt securities	21,933	28,592
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	5,719	1,321
Total current assets	34,532	50,993

Non-current assets:
Leasehold improvements and equipment - net	2,091	1,538
Operating lease right-of-use assets - net	3,613	4,219
Finance lease right-of-use assets - net	30	23
In-process research and development	3,017	3,017
Goodwill	1,336	1,336
Restricted cash - security deposit	200	200
Total non-current assets	10,287	10,333
Total assets	$44,819	$61,326

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$618	$937
Accrued expenses and other liabilities	3,099	2,851
Operating lease liabilities - current	562	539
Financing lease liabilities - current	7	21
Total current liabilities	4,286	4,348

Non-current liabilities:
Deferred tax liability	341	341
Operating lease liabilities - net of current portion	3,533	4,140
Financing lease liabilities - net of current portion	22	3
Total non-current liabilities	3,896	4,484
Total liabilities	8,182	8,832

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at December 31, 2022 and 2021, respectively; 217,264,526 and 216,269,450 issued and outstanding as of December 31, 2022 and 2021, respectively	22	22
Additional paid-in capital	190,070	184,251
Accumulated deficit	(152,631)	(131,634)
Accumulated other comprehensive loss	(824)	(145)
Total stockholders’ equity	36,637	52,494
Total liabilities and stockholders’ equity	$44,819	$61,326

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021
Revenue:
Contract Revenue	$3,188	$33
Costs and Expenses:
Research and development	16,678	14,583
General and administrative	11,100	10,185

Total costs and expenses	27,778	24,768

Loss from operations	(24,590)	(24,735)
Sale of New Jersey net operating loss & tax credits	3,491	1,328
Other income, net	102	124

Net loss	$(20,997)	$(23,283)

Preferred stock series B accumulated dividends	-	(396)
Net loss attributable to common shareholders	$(20,997)	$(23,679)
Net loss attributable to common shareholders per share – basic and diluted	$(0.10)	$(0.11)
Weighted average common shares outstanding:
Basic and diluted	216,811,439	210,178,332
Other comprehensive loss, net of tax
Net unrealized loss on securities available-for-sale	(679)	(374)
Other comprehensive loss, net of tax	(679)	(374)
Comprehensive loss attributable to shareholders	$(21,676)	$(23,657)

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for share data)

	Redeemable Convertible Preferred Stock B		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2020	4,361	$3,798	200,113,431	$20	$167,192	$(107,507)	$229	$63,732
Stock-based compensation	-	-	-	-	4,192	-	-	4,192
Issuance of common stock as compensation for services	-	-	31,769	-	32	-	-	32
Issuance of common stock in exchange for preferred stock	(4,361)	(3,798)	8,722,000	1	3,797	-	-	-
Issuance of common stock in public offering, net of stock issuance costs ($172,592)	-	-	3,023,147	1	5,580	-	-	5,581
Issuance of common stock upon exercise of options	-	-	1,076,946	-	1,415	-	-	1,415
Issuance of common stock in exchange for warrants	-	-	114,957	-	-	-	-	-
Issuance of common stock pursuant to the Aquarius Merger Agreement	-	-	1,500,000	-	1,200	-	-	1,200
Stock dividends	-	-	1,687,200	-	843	(844)	-	(1)
Other comprehensive loss	-	-	-	-	-		(374)	(374)
Net loss	-	-	-	-	-	(23,283)	-	(23,283)
Balance, December 31, 2021	-	$-	216,269,450	$22	$184,251	$(131,634)	$(145)	$52,494

Stock-based compensation	-	-	-	-	5,228	-	-	5,228
Issuance of common stock upon exercise of options	-	-	195,076	-	99	-	-	99
Issuance of common stock pursuant to license agreement amendment	-	-	400,000	-	291	-	-	291
Issuance of common stock in exchange for warrants	-	-	400,000	-	201	-	-	201
Other comprehensive loss	-	-	-	-	-	-	(679)	(679)
Net loss	-	-	-	-	-	(20,997)	-	(20,997)
Balance, December 31, 2022	-	$-	217,264,526	$22	$190,070	$(152,631)	$(824)	$36,637

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,997)	$(23,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337	244
Loss on disposal of equipment	2	2
Stock-based compensation expense	5,228	4,292
Amortization of operating lease right-of-use assets	542	501
Amortization of finance lease right-of-use assets	19	36
Amortization of bond discount	211	250
Stock issued pursuant to license agreement amendment	291	-
Stock issued pursuant to the Aquarius Merger Agreement charged to Research and Development	-	1,200
Changes in operating assets and liabilities:
Operating lease liabilities	(520)	(460)
Prepaid expenses and other current assets	(4,197)	1,350
Accounts payable	(321)	588
Accrued expenses and other liabilities	249	57
Net cash used in operating activities	(19,156)	(15,223)

Cash flows from investing activities:
Purchases of marketable debt securities	(9,481)	(23,195)
Proceeds from sales of marketable debt securities	15,250	40,225
Purchases of leasehold improvements and equipment	(892)	(260)
Net cash provided by investing activities	4,877	16,770

Cash flows from financing activities:
Net proceeds from public offering of common stock	-	5,580
Proceeds from exercise of options	99	1,415
Payments of capital lease liability – principal	(20)	(30)
Net cash provided by financing activities	79	6,965

Net (decrease)/increase in cash, cash equivalents and restricted cash	(14,200)	8,512
Cash, cash equivalents and restricted cash at beginning of period	21,280	12,768

Cash, cash equivalents and restricted cash at end of period	$7,080	$21,280

Supplemental non-cash financing and investing activities:
Unrealized loss on marketable debt securities	$(679)	$(374)
Cash exercise of warrants in prepaid expenses and other current assets	$(201)	$-
Right-of-use asset in exchange from liabilities from an operating lease modification	$(64)	$-
Right-of-use asset in exchange from liabilities from operating lease	$-	$1,444
Right-of-use asset in exchange from liabilities from finance leases	$14	$-
Stock dividends issued	$-	$844
Preferred stock conversion into common stock - series B	$-	$3,798

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2022, the Company had an accumulated deficit of $152,631. The Company’s net loss for the years ended December 31, 2022 and 2021 was $20,997 and $23,283, respectively.

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

As of December 31, 2022, the Company had cash and cash equivalents of $6,830, marketable debt securities of $21,933 and restricted cash of $250. The Company believes the cash and cash equivalents and marketable debt securities on hand are sufficient to fund planned operations into the second quarter of 2024.

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

Financial impact of events beyond our control

Our financial condition and results of operations may be impacted by factors we may not be able to control, such as the COVID-19 or other pandemic, global supply chain disruptions, global trade disputes and/or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, rising inflation rates may affect us by increasing operating expenses, such as employee-related costs and clinical trial expenses, negatively impacting our results of operations.

The Company’s financial results for the year ended December 31, 2022 were not significantly impacted by COVID-19 or other factors beyond our control, such as those described above. However, the Company cannot predict the impact of any of these factors on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of service providers and suppliers to continue to operate and deliver, the ability of the Company to maintain operations, and any government and/or public actions taken in response to these factors.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include, but are not limited to, the Company’s research and development expenses, the assessment of the impairment of goodwill and intangible assets, income tax valuations and the determination of stock-based compensation.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash and cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable debt securities. Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and short-term U.S. treasury bonds that mature within three months of settlement date. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. Restricted cash represents funds the Company is required to set aside to cover building operating leases and other purposes. For a complete disclosure of the Company’s cash, cash equivalents and restricted cash, see Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Debt Securities.

Marketable Debt Securities

Marketable debt securities, all of which are available-for-sale, consist of U.S. treasury bonds, U.S. government notes, corporate debt securities and state and municipal bonds. Marketable debt securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive (loss)/income, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in other income, net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other income, net. For a complete disclosure of the Company’s marketable debt securities, see Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Debt Securities.

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable debt securities. The Company’s investment policy is to invest only in institutions that meet high credit quality standards and establishes limits on the amount and time to maturity of investments with any individual counterparty. Balances are maintained at U.S. financial institutions and may from time to time exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 per depositor, per insured bank for each account ownership category. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2022 and 2021.

Leasehold improvements and equipment

Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Capitalized costs associated with leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease.

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

A reporting unit is an operating segment, or one level below an operating segment. Historically, the Company has conducted its business in a single operating segment and reporting unit. For the years ended December 31, 2022 and 2021, the Company assessed goodwill impairment by performing a qualitative test for its reporting unit. As part of the qualitative review, the Company considered relevant events and circumstances, with an emphasis on the fact that the Company’s fair value, as determined by its market capitalization, is well in excess of its book value. Based on the results of the Company’s assessment, it was determined that it is more-likely-than-not that its goodwill was not impaired during the years ended December 31, 2022 and 2021.

Indefinite lived intangible assets are composed of in-process research and development (“IPR&D”) and represent projects acquired in a business combination that have not reached technological feasibility or that lack regulatory approval at the time of acquisition. These IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative review of its indefinite-lived intangible assets for impairment. The Company used the qualitative approach and concluded that it was more-likely-than-not that its indefinite-lived assets were not impaired during the years ended December 31, 2022 and 2021.

Leases

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases”, establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. For a complete disclosure of the Company’s leases, see Note 8 – Leases.

Preferred stock dividends

Subject to provisions detailed more fully in Note 12 - Stockholders’ Equity, shares of Series B Preferred Stock earned dividends at rates of 10%, 15% and 20% once per year on the first, second and third anniversary, respectively, of June 19, 2018. The dividends were paid when earned to the holders of the Series B Preferred Stock in the form of shares of the Company’s common stock and all Series B Preferred Stock were converted in 2021.

Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates in the period that includes the enactment date.

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in 2022 and 2021 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2022.

Since the Company incurred net operating losses in every tax year since inception, the 2014 through 2021 income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

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

Stock-based compensation

Stock-based compensation to employees consist of stock option grants and restricted shares. The Company accounts for stock-based compensation under the provisions of ASC 718-10, Compensation – Stock Compensation, which requires all share-based payments to employees, non-employees and directors, including grants of stock options and restricted shares, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values on the date of grant over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues stock option awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company classifies stock-based compensation expense in the same manner in which the awards recipient’s payroll or service provider’s costs are classified.

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

The resulting compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Basic and diluted net loss per common share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends (a “participating security”). The Company considered its Preferred Stock to be participating securities because the shares included rights to participate in dividends with the common stock.

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

During the years ended December 31, 2022 and 2021, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. The reconciliation of the diluted shares as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Stock options	34,739	28,184
Warrants	238	988
Total	34,977	29,172

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

For the year ended December 31, 2022, the Company’s revenues primarily consist of contract research revenue from the BioNTech Agreement to evaluate the combination of mRNA formats utilizing the Company’s proprietary LNC Platform. For a complete disclosure of the Company’s Revenue Recognition, see Note 9 – Revenue Recognition, Collaboration Agreements, and Other Research and Development Agreements.

On December 12, 2019, the Company entered into a feasibility study agreement (the “Agreement”) with Genentech, Inc. (“Genentech”). This feasibility study involves the development of oral formulations using the Company’s LNC Platform, which enables the development of a wide range of difficult-to-deliver molecules. Under the terms of the Agreement, Genentech paid the Company a total of $100 for three molecules, or approximately $33 per molecule, which will be recognized upon the Company fulfilling its obligations for each molecule under the Agreement. The Agreement has a single performance obligation that is recognized over time as the services are performed. There are no contract assets associated with this Agreement. As of December 31, 2022, the Company completed the first and second of the three molecules and the Company recognized $33 of Genentech revenue for the years ended December 31, 2021 and 2020, respectively. The Company is scheduled to complete performance obligation related to the remaining molecule during 2023.

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

Research and Development Arrangement: Under the terms of our research and development agreement with the CFF Agreement, the Company did not account for this arrangement in accordance with Topic 606. However, the Company has determined that it is a partner under a collaboration agreement as it shares in the risks and rewards that would be received if the product is successful and commercialized. Therefore the funds received under the terms of this agreement will be recorded as reimbursements of research and development costs and reduce the research and development expenses in the Company’s Statements of Operations and Comprehensive Loss. The Company records the reimbursements for certain materials and other research and development costs associated with the agreement when it is probable that a significant reversal in the amount of cumulative costs have been recognized. As of December 31, 2022 and 2021, the Company recognized $811 and $2,179, respectively, of reimbursed research and development costs associated with the CFF Agreement. For a complete disclosure of the CFF Agreement, see Note 9 – Collaboration Agreements, Collaboration Agreements, and other Research and Development Agreements.

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

Other comprehensive loss

Other comprehensive loss consists of net gains/(losses) and unrealized losses on marketable debt securities available-for-sale and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Recent accounting pronouncements

There were no recent accounting pronouncements that impacted the Company or are expected to have a significant effect on its consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. Restricted cash at each of December 31, 2022 and 2021 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2022, December 31, 2021 and December 31, 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$6,830	$21,030	$12,432
Restricted cash included in current/non-current assets	250	250	336
Cash, cash equivalents and restricted cash in the statement of cash flows	$7,080	$21,280	$12,768

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from marketable debt securities are recorded in other income, net. For the years ended December 31, 2022 and 2021, the Company recorded unrealized losses of $679 and $374, respectively. As of December 31, 2022 and 2021, the Company had net accumulated unrealized losses of $824 and $145, respectively.

The Company’s marketable debt securities for the year ended December 31, 2022 consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$993	$—	$(34)	$959
U.S. Government Notes	16,324	—	(721)	15,603
Corporate Debt Securities	5,440	—	(69)	5,371
Total marketable debt securities	$22,757	$—	$(824)	$21,933

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2022:

Fair Value
Due within one year	$13,240
Due after one year through five years	8,693
$21,933

The Company’s marketable debt securities for the year ended December 31, 2021 consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Government Notes	$19,395	$2	$(120)	$19,277
Corporate Debt Securities	9,092	—	(27)	9,065
State and Municipal Bonds	250	—	—	250
Total marketable debt securities	$28,737	$2	$(147)	$28,592

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2021:

Fair Value
Due within one year	$8,257
Due after one year through five years	20,335
$28,592

The Company determined that the unrealized (losses) and gains are temporary as of December 31, 2022 and 2021. Unrealized (losses) and gains generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows for a fundamental weakness in the credit quality of the issuer or underlying assets.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$959	$959	$—	$—
U.S. Government Notes	15,603	—	15,603	—
Corporate Debt Securities	5,371	—	5,371	—
Total	$21,933	$959	$20,974	$—

		Fair Value Hierarchy
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Government Notes	$19,277	$—	$19,277	$—
Corporate Debt Securities	9,065	—	9,065	—
State and Municipal Bonds	250	—	250	—
Total	$28,592	$—	$28,592	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable debt securities consisting of U.S. government notes, corporate debt securities and state and municipal bonds are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following for the years ended December 31, 2022 and 2021:

	December 30, 2022	December 31, 2021
Equipment	$2,305	$1,640
Leasehold improvements	1,155	935
Total	3,460	2,575
Less: accumulated depreciation and amortization	1,369	1,037
Leasehold improvements and equipment, net	$2,091	$1,538

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $337 and $244, respectively. During the years ended December 31, 2022 and 2021, the Company purchased equipment and leasehold improvements of $892 and $260, respectively. During the year ended December 31, 2022, the Company recorded an asset write-off of $7, including $5 of related accumulated depreciation. During the year ended December 31, 2021, the Company recorded an asset write-off of $6, including $4 of related accumulated depreciation.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities, summarized by major category, consist of the following for years ended December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Payroll and incentives	$1,705	$1,343
Deferred revenue *	721	33
General and administrative expenses	455	195
Research and development expenses	130	381
Other deferred liabilities **	88	899
Total	$3,099	$2,851

*	At December 31, 2022, the balance included $688 related to an exclusive research collaboration with BioNTech SE (the “BioNTech Agreement”) and $33 is related to a feasibility study agreement with Genentech, Inc. (the “Genentech Agreement”). Both balances are expected to be recognized by March 31, 2023. At December 31, 2021, the balance of $33 was related to the Genentech Agreement. (See Note 9 – Revenue Recognition, Collaboration Agreements, and Other research and Development Agreements).
**	At December 31, 2022 and December 31, 2021, the balances of $88 and $899, respectively, related to an award agreement with the Cystic Fibrosis Foundation (the “CFF Agreement). (See Note 9 – Revenue Recognition, Collaboration Agreements, and Other Research and Development Agreements).

Note 8 – Leases

The Company has various lease agreements including leases of office space, a laboratory and manufacturing facility, and various equipment. Some leases include purchase, termination or extension options for one or more years. These options will be included in the lease term when it is reasonably certain that the option will be exercised. Certain of the Company’s lease agreements contain rent escalation clauses.

Operating and finance leases are presented in the Company’s consolidated balance sheets as right-of-use assets from leases, current lease liabilities and long-term lease liabilities. The assets and liabilities from our leases are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. As the Company’s operating leases do not provide implicit rates, the Company has utilized its incremental borrowing rate, determined based on the long-term borrowing costs of companies with similar credit profiles, to record its lease obligations. The Company’s finance leases provide readily determinable implicit rates. For operating leases, the Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date.

Operating lease obligations

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June 2014 at a monthly rent of approximately $13, increasing to approximately $14 toward the end of the term. The lease was subsequently amended, including most recently on September 13, 2022 to provide additional space and to extend the term of the lease until June 30, 2029 at a monthly rent of approximately of approximately $20, increasing to approximately $23 toward the end of the term. There is no renewal option, no security deposit, no residual value or significant restrictions or covenants other than those customary in such arrangements. Except as expressly provided, all other terms, covenants, conditions and agreements as set forth in the lease will remain unchanged and in full force and effect.

On December 15, 2016, the Company entered into a 10-year, 3-month lease of laboratory and manufacturing space in Bridgewater, New Jersey. The lease began August 2017. The monthly rent started at approximately $43, increasing to approximately $64 in the final year. To obtain the lease, the Company provided an initial security deposit of $586 which was subsequently reduced and is currently $200 at December 31, 2022.

The Company incurred lease expense for its operating leases of $872 and $852 for the years ended December 31, 2022 and 2021. The Company incurred amortization expense on its operating lease right-of-use assets of $542 and $501 for the years ended December 31, 2022 and 2021, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $1 and $3 for the years ended December 31, 2022 and 2021, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $19 and $36 for the years ended December 31, 2022 and 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of December 31, 2022:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2023	$916	$10
2024	956	7
2025	998	7
2026	1,040	7
2027	944	7
Thereafter	411	-
Total undiscounted operating lease payments	$5,265	$38
Less: Imputed interest	1,170	9
Present value of operating lease liabilities	$4,095	$29

Weighted average remaining lease term in years	5.3	4.5
Weighted average discount rate	9.2%	11.1%

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

Note 9 – Revenue Recognition, Collaboration Agreements, and Other Research and Development Agreements

BioNTech Research Collaboration

On April 8, 2022, the Company entered into the BioNTech Agreement to evaluate the combination of mRNA formats utilizing the Company’s proprietary LNC Platform. Under the terms of the BioNTech Agreement, the Company received an exclusivity fee in the amount of $2,750, and BioNTech SE will fund certain of the Company’s research expenses to be incurred under the agreement. The parties have also commenced discussions on a potential option to license (“OTL”) agreement for the Company’s LNC Platform. The term of the agreement begins on the effective date and ends on the earlier of the execution of an OTL agreement by the parties, 12-months after the effective date and termination of the agreement. As of December 31, 2022, the parties have not executed an OTL agreement.

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

The $2,750 license fee was recorded as deferred revenue and is being recognized over the term of the contract performance obligation period, which the Company has concluded to be 12 months after the execution of the contract. The clinical research services are being invoiced as service revenue is earned on a monthly basis during the term of the contract.

As of December 31, 2022, the Company recognized $3,188 of contract research revenue from the BioNTech Agreement. For the year ended December 31, 2022 $2,063 of the contract research revenue was recognized from the license fee and $1,125 was earned from the monthly clinical research services performed by the Company. As of December 31, 2022, $688 of the license fee is included in deferred revenue within accrued expenses.

Cystic Fibrosis Foundation Therapeutics Development Award

On November 19, 2020, the Company entered into an award agreement (the “CFF Agreement”) with the Cystic Fibrosis Foundation (“CFF”), pursuant to which it received a Therapeutics Development Award of up to $4,234 (the “Award”) (of which $484 had been previously received) to support the preclinical development (the “Development Program”) of the Company’s MAT2501 product candidate. On November 19, 2021, the Company and CFF entered into an Amendment to the CFF Agreement which added an additional milestone payment in the amount of $321.

As of December 31, 2022, the Company has received $3,635 of the $4,555 commitment, inclusive of the Amendment’s additional milestone payment, and the related deferred liability balances of $88 and $899 is included in accrued expenses at December 31, 2022 and December 31, 2021, respectively. During the fourth quarter of 2022, for financial and technical reasons, the Company determined that it was not commercially reasonable to continue the development of MAT2501 and instead elected to focus existing resources on other initiatives. As a result, the Company does not anticipate receiving the balance of the commitment.

Pursuant to the terms of the CFF Agreement, should the Company ceases to use commercially reasonable efforts directed to the development of MAT2501 in the Field, (an “Interruption”) and fail to resume the development of the Product after receiving from CFF notice of an Interruption, then the Company must either repay the amount of the Award actually received by the Company, or grant to CFF (1) an exclusive (even as to the Company), worldwide, perpetual, sublicensable license under technology developed under the Agreement that covers the Product for use in treating infections in CF patients (the “CF Field”), and (2) a non-exclusive, worldwide license under certain background intellectual property covering the Product, to the extent necessary to commercialize the Product in the CF Field. Following discussion with the CFF in early 2023, the Company does not believe it will have to repay any amounts of Awards received by the Company to date pursuant to the terms of the CFF Agreement. The Company is working together with the CFF to wind up the agreement according to its terms.

In the event that the Company chooses to resume development of MAT2501, pursuant to the terms of the Agreement, the Company is obligated to make royalty payments to CFF contingent upon commercialization of the Product in the Field up to a maximum of five times the Award or approximately $21.2 million (the “Royalty Cap”), payable in three equal annual installments following the first commercial sale of the Product, the first of which is due within 90 days following the first commercial sale of the Product. The Company may also be obligated to make a payment to CFF if the Company transfers, sells or licenses the Product in the CF Field, or if the Company enters into a change of control transaction which will be applied against the Royalty Cap. In addition, the Company is also obligated to make up to two royalty payments to CFF of approximately $4.2 million each, due in the calendar years in which specific net sales milestones are achieved.

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

The Company concluded that the CFF award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the Development Program’s expenses are incurred. During the years ended December 31, 2022 and 2021, the Company recognized $811 and $2,179, respectively, as credits to research and development expenses related to the CFF award.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into the Genentech Agreement which involves the development of oral formulations using the Company’s LNC Platform. Under the terms of the Genentech Agreement, Genentech paid the Company a total of $100 for the development of three molecules, or approximately $33 per molecule, which is being recognized upon the Company fulfilling its obligations for each molecule under the Genentech Agreement. The Company recorded the upfront consideration as deferred revenue, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2021, the Company completed its obligations related to the first and second of the three molecules. During the year ended December 31, 2022, the Company did not complete its obligations related to the remaining molecule but expects to do so during 2023.

License Agreement

Through the acquisition of Aquarius, the Company acquired a license from Rutgers University, The State University of New Jersey (successor in interest to the University of Medicine and Dentistry of New Jersey) for certain patents related to the LNC Platform (the “License Agreement”). The Second Amended and Restated Exclusive License Agreement provides for, among other things, the payment of (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of $50 over the term of the License Agreement. The term of the License Agreement will remain in effect until the expiration of the last-to-expire patent rights licensed or seven and one-half years from the date of the first commercial sale of a licensed product under this agreement, whichever is later.

Note 10 – Commitments

Employment agreements

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

Other normal business operating agreements

In addition, in the course of normal business operations, the Company enters into agreements with contract service providers to assist in the performance of research and development and manufacturing activities. Expenditures to these third parties represent significant costs in clinical development and may require upfront payments and long-term commitments of cash. Subject to required notice periods and obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time.

Legal proceedings

The Company is not currently a party to any legal proceedings, and the Company is not aware of any claims or actions pending or threatened against its business. In the future, the Company might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Note 11 – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2022 and 2021, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

The components of the income tax provision are as follows:

Year Ended December 31,
	2022	2021
Current expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total current expense (benefit):	$-	$-

Deferred expense (benefit):
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred expense (benefit):	$-	$-

Total income tax expense (benefit):	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income at U.S. Statutory Rate	21.00%	21.00%
State Taxes, net of Federal benefit	7.65%	1.97%
Permanent Differences	(1.25)%	(0.82)%
Tax Credits	2.52%	2.16%
Valuation Allowance	(29.92)%	(25.21)%
Discrete items	0.00%	0.91%
	0.00%	0.00%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses.

Significant components of the Company’s deferred tax assets (liabilities) for 2022 and 2021 consist of the following:

	Year Ended December 31,
	2022	2021
Share-based Compensation	$4,512	$3,575
Depreciation and Amortization	(18)	166
Accrued Liability	481	377
Net Operating Loss Carry-forwards	21,755	24,076
R&D Credit Carryforwards	3,773	3,207
R&D Section 174 Costs	4,268	-
Other	(1)	(1)
IPR&D	(851)	(848)
ROU Asset	(1,027)	(1,186)
ROU Liability	1,155	1,315
Total Deferred tax assets	$34,047	$30,681
Valuation allowance	(34,388)	(31,023)
Net deferred tax asset (liability)	$(341)	$(341)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s income tax provision.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryforward losses to years in which the Company has taxable income. Due to the Company’s history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowances were $34.4, $31.0 and $25.2 as of December 31, 2022, 2021 and 2020, respectively, representing increases of $3.4 and $5.8 for the years ending December 31, 2022 and 2021, respectively.

As of December 31, 2021, the Company had Federal net operating loss carryforwards of $38.1 which will begin to expire in 2032. In addition, the Company has federal net operating loss carryforwards of $64.5 which have an indefinite carryforward period. The Company also had federal and state research and development tax credit carryforwards of $3.8. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2032, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

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

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets.

Sale of net operating losses (NOLs) & tax credits

The Company recognized $3,491 and $1,328 for the years ended December 31, 2022 and 2021, respectively, in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program. In addition, the Tax Cuts and Jobs Act, signed into law on December 22, 2017 imposes significant additional limitations on the deductibility of interest and limits NOL deductions to 80% of net taxable income for losses arising in taxable years beginning after December 31, 2017. This NOL limitation was suspended for years 2018 through 2020 as a result of the CARES Act.

Note 12 – Stockholders’ Equity

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market (“ATM”) Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. During 2021, BTIG sold 3,023,147 shares of the Company’s common stock generating gross proceeds of $5,753 and net proceeds of $5,580, after deducting BTIG’s commission on gross proceeds. During 2022, the Company did not sell any shares of its common stock under the ATM Sales Agreement. At December 31, 2022, the ATM’s available capacity was $44,247.

Common Stock

On February 8, 2022, the Company issued 400,000 unregistered shares of its common stock to Rutgers, The State University of New Jersey (“Rutgers”), as partial consideration pursuant to the Second Amended and Restated Exclusive License Agreement between the Company and Rutgers. The agreement provides for (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of $50,000 over the term of the license agreement. There was also a reduction in the consideration paid to Rutgers in the event of a sublicense to a third party of the exclusive patent rights granted pursuant to the Agreement. The Company recorded a $291 research and development expense related to the issuance of the 400,000 shares based on the closing price of the Company’s common stock of $0.728 on the date of issuance.

On September 3, 2021, the Company issued 1,500,000 unregistered shares of its common stock pursuant to the Agreement and Plan of Merger by and among the Company, Saffron Merger Sub, Inc., Aquarius Biotechnologies Inc. (“Aquarius”), and J Carl Craft, as holder representative, dated January 19, 2015, as subsequently amended on September 3, 2021 (the “Aquarius Merger Agreement”), to the holders of Aquarius Biotechnologies Inc., as defined in the Aquarius Merger Agreement. The shares were issued in place of certain milestone payments previously included under the Aquarius Merger Agreement upon the achievement of specified development milestones. The Company recorded a $1,200 research and development expense related to the issuance of the 1,500,000 shares based on the closing price of the Company’s common stock of $0.80 on the date of issuance.

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

Between January 1 and June 18, 2021, 143 shares of Series B Preferred Stock were converted by shareholders resulting in the issuance of 286,000 shares of common stock. On June 19, 2021, each of the 4,218 remaining shares of Series B Preferred Stock were each automatically converted into 2,000 shares of the Company’s common stock resulting in the issuance of 8,436,000 shares of common stock. No shares or Series B Preferred stock remained outstanding after the automatic conversion. Based on an accounting of the holders of record of Series B Preferred Stock on June 19, 2021, the Company made dividend payments totaling 1,687,200 shares of common stock.

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

As of December 31, 2022, the Company had outstanding warrants to purchase an aggregate of 238,000 shares of common stock at an exercise price of $0.75 per share, and with an expiration date of June 21, 2023. A summary of warrants outstanding as of December 31, 2022 and 2021 is presented below, all of which are fully vested:

Shares
Outstanding at December 31, 2020	1,328
Issued	-
Exercised	(320)
Expired	(20)
Outstanding at December 31, 2021	988 *

Issued	-
Exercised	(400)**
Expired	(350)
Outstanding at December 31, 2022	238

*	Weighted average exercise price for outstanding warrants is $0.56.
**	Converted into 400 thousand shares of common stock.

Note 13 – Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income/(loss) by components during the years ended December 31, 2022 and 2021:

	Net Unrealized Gains/(Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2020	$228	$228
Net unrealized loss on securities available-for-sale	(373)	(373)
Balance, December 31, 2021	$(145)	$(145)
Net unrealized loss on securities available-for-sale	(679)	(679)
Balance, December 31, 2022	$(824)	$(824)

All components of accumulated other comprehensive income/(loss) are net of tax.

Note 14 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights to eligible employees, officers, non-employee directors and other individual service providers. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three or four years. The term of the options is no longer than ten years. As of December 31, 2022, the Company had 45,603,238 shares of common stock authorized for issuance under the Plan.

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

The Company recognized stock-based compensation expense (options and restricted share grants) in the following expense categories of its consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021
Research and Development	$2,400	$1,870
General and Administrative	2,828	2,422
Total	$5,228	$4,292

The following table contains information about the Company’s stock plan at December 31, 2022:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	45,603	*	39,420	**	6,183

*	Increased by 8,651 thousand on January 1, 2022, representing 4% of the total number of shares of common stock outstanding on December 31, 2021.
**	Includes both stock grants and option grants

Stock Options

The following table summarizes the Company’ stock option activity and related information for the period from January 1, 2021 to December 31, 2022 (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at December 31, 2020	22,551	$1.26	6.9
Granted	10,976	1.11
Exercised	(1,077)	0.60
Forfeited	(2,824)	1.08
Expired	(1,442)	1.98
Outstanding at December 31, 2021	28,184	$1.21	7.2

Granted	8,509	0.56
Exercised	(195)	0.51
Forfeited	(175)	0.96
Expired	(1,584)	1.06
Outstanding at December 31, 2022	34,739	$1.07	7.1

The following table summarizes outstanding options at December 31, 2022, by their exercise price (options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price Per Share
$0.41 - $0.69	8,390	$0.52
$0.73 - $0.92	9,828	$0.86
$0.93 - $1.28	8,284	$1.08
$1.36 - $3.32	8,237	$1.88
	34,739	$1.07

As of December 31, 2022, the number of vested shares underlying outstanding options was 19,578,859 at a weighted average exercise price of $1.23. The aggregate intrinsic value of in-the-money options outstanding as of December 31, 2022 was $90. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.50 on December 31, 2022, and the exercise price of options, multiplied by the number of options. As of December 31, 2022, there was $9,997 of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.6 years.

All outstanding options expire ten years from date of grant. Options granted to employees prior to 2018 vest in equal monthly installments over three years. Beginning in 2018, options granted to employees vest over four years, with 25% of the shares vesting on the first annual anniversary of grant and the remaining shares vesting in 36 equal monthly installments over the following 3 years.

Restricted Stock Awards

During the years ended December 31, 2022 and 2021, the Company granted restricted stock awards for 0 and 31,769 shares of common stock, respectively. These awards are typically granted to members of the Board of Directors as payment in lieu of cash fees or as payment to a vendor pursuant to a consulting agreement. The Company values restricted stock awards at the fair market value on the date of grant. The Company recorded the value of these restricted awards as general and administrative expense of $0 and $100 in the consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively.

The Company recognizes compensation expense for restricted stock awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of awards granted subject to a vendor’s consulting agreement, whereby the award vesting period and the service period defined pursuant to the terms of the consulting agreement may be different. The following weighted-average assumptions were used to calculate share-based compensation for the comparative periods presented:

	For the Year Ended December 31,
	2022	2021
Volatility	92.1% -98.7%	98.4% - 101.6%
Risk-free interest rate	1.57% - 4.32%	0.47% - 1.28%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

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

