Form 10-Q
period 2023-03-31
Matinas BioPharma Holdings, Inc.
filed 2023-05-10
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 217,264,526 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended March 31, 2023

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$5,739	$6,830
Marketable debt securities	19,118	21,933
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	3,299	5,719
Total current assets	28,206	34,532

Non-current assets:
Leasehold improvements and equipment – net	1,998	2,091
Operating lease right-of-use assets – net	3,480	3,613
Finance lease right-of-use assets – net	25	30
In-process research and development	3,017	3,017
Goodwill	1,336	1,336
Restricted cash – security deposit	200	200
Total non-current assets	10,056	10,287
Total assets	$38,262	$44,819

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$516	$618
Accrued expenses	791	3,099
Operating lease liabilities – current	585	562
Financing lease liabilities – current	4	7
Total current liabilities	1,896	4,286

Non-current liabilities:
Deferred tax liability	341	341
Operating lease liabilities – net of current portion	3,379	3,533
Financing lease liabilities – net of current portion	21	22
Total non-current liabilities	3,741	3,896
Total liabilities	5,637	8,182

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 217,264,526 issued and outstanding as of March 31, 2023 and December 31, 2022	22	22
Additional paid-in capital	191,342	190,070
Accumulated deficit	(158,144)	(152,631)
Accumulated other comprehensive loss	(595)	(824)
Total stockholders’ equity	32,625	36,637
Total liabilities and stockholders’ equity	$38,262	$44,819

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

Unaudited

	Three Months Ended March 31,
	2023	2022
Revenue:
Contract Revenue	$1,096	$-
Costs and Expenses:
Research and development	3,970	4,978
General and administrative	2,712	2,744

Total costs and expenses	6,682	7,722

Loss from operations	(5,586)	(7,722)
Sale of New Jersey net operating loss & tax credits	-	1,734
Other income, net	73	10

Net loss	$(5,513)	$(5,978)
Net loss per share – basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	217,264,526	216,644,783
Other comprehensive gain/(loss), net of tax
Unrealized gain/(loss) on securities available-for-sale	229	(484)
Other comprehensive gain/(loss), net of tax	229	(484)
Comprehensive loss	$(5,284)	$(6,462)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	217,264,526	$22	$190,070	$(152,631)	$(824)	$36,637
Stock-based compensation	-	-	1,272	-	-	1,272
Other comprehensive income	-	-	-	-	229	229
Net loss	-	-	-	(5,513)	-	(5,513)
Balance, March 31, 2023	217,264,526	$22	$191,342	$(158,144)	$(595)	$32,625

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	216,269,450	$22	$184,251	$(131,634)	$(145)	$52,494
Stock-based compensation	-	-	1,260	-	-	1,260
Issuance of common stock in exchange for Options	195,076	-	99	-	-	99
Issuance of common stock pursuant to license agreement amendment	400,000	-	291	-	-	291
Other comprehensive loss	-	-	-	-	(484)	(484)
Net loss	-	-	-	(5,978)	-	(5,978)
Balance, March 31, 2022	216,864,526	$22	$185,901	$(137,612)	$(629)	$47,682

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,513)	$(5,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	69
Stock based compensation expense	1,272	1,260
Amortization of operating lease right-of-use assets	132	136
Amortization of finance lease right-of-use assets	4	6
Amortization of bond discount	44	61
Stock issued pursuant to license agreement amendment	-	291
Changes in operating assets and liabilities:
Operating lease liabilities	(132)	(127)
Prepaid expenses and other current assets	2,420	122
Accounts payable	(102)	414
Accrued expenses and other liabilities	(2,305)	(1,010)
Net cash used in operating activities	(4,087)	(4,756)

Cash flows from investing activities:
Purchase of marketable debt securities	-	(2,494)
Proceeds from maturities of marketable debt securities	3,000	6,000
Purchases of leasehold improvements and equipment	-	(545)
Net cash provided by investing activities	3,000	2,961

Cash flows from financing activities:
Proceeds from exercise of options	-	99
Payments of finance lease liability – principal	(4)	(6)
Net cash provided by financing activities	(4)	93

Net decrease in cash, cash equivalents and restricted cash	(1,091)	(1,702)
Cash, cash equivalents and restricted cash at beginning of period	7,080	21,280

Cash, cash equivalents and restricted cash at end of period	$5,989	$19,578

Supplemental non-cash financing and investing activities:
Unrealized gain/(loss) on marketable debt securities	$229	$(484)

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

Note 2 – Liquidity and Plan of Operations

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2023, the Company had an accumulated deficit of $158,144. The Company’s net loss was $5,513 for the three months ended March 31, 2023.

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

As of March 31, 2023, the Company had cash and cash equivalents of $5,739, marketable debt securities of $19,118 and restricted cash of $250. The Company believes the cash and cash equivalents and marketable debt securities on hand are sufficient to fund planned operations into the second half of 2024.

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

The Company’s significant accounting policies are described in Note 3 within the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both March 31, 2023 and December 31, 2022 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021:

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$5,739	$6,830	$19,328	$21,030
Restricted cash included in current/non-current assets	250	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$5,989	$7,080	$19,578	$21,280

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable debt securities are recorded in other income, net. For the three months ended March 31, 2023, the Company recorded unrealized gains of $229. For the three months ended March 31, 2022, the Company recorded unrealized losses of $484. As of March 31, 2023 and December 31, 2022, the Company had net accumulated unrealized losses of $595 and $824, respectively.

The following tables summarize the Company’s marketable debt securities as of March 31, 2023:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$995	$—	$(26)	$969
U.S. Government Notes	15,306	—	(544)	14,762
Corporate Debt Securities	3,412	—	(25)	3,387
Total marketable debt securities	$19,713	$—	$(595)	$19,118

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2023:

Fair Value
Due within one year	$12,266
Due after one year through five years	6,852
$19,118

The following tables summarize the Company’s marketable debt securities as of December 31, 2022:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$993	$—	$(34)	$959
U.S. Government Notes	16,324	—	(721)	15,603
Corporate Debt Securities	5,440	—	(69)	5,371
Total marketable debt securities	$22,757	$—	$(824)	$21,933

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2022:

Fair Value
Due within one year	$13,240
Due after one year through five years	8,693
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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
March 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$969	$969	$—	$—
U.S. Government Notes	14,762	—	14,762	—
Corporate Debt Securities	3,387	—	3,387	—
Total	$19,118	$969	$18,149	$—

		Fair Value Hierarchy
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$959	$959	$—	$—
U.S. Government Notes	15,603	—	15,603	—
Corporate Debt Securities	5,371	—	5,371	—
Total	$21,933	$959	$20,974	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable debt securities consisting of U.S. government notes and corporate debt securities are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Equipment	$2,305	$2,305
Leasehold improvements	1,155	1,155
Total	3,460	3,460
Less: accumulated depreciation and amortization	1,462	1,369
Leasehold improvements and equipment, net	$1,998	$2,091

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $93 and $69, respectively.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022
Payroll and incentives	$510	$1,705
General and administrative expenses	186	455
Research and development expenses	95	130
Deferred revenue *	-	721
Other deferred liabilities **	-	88
Total	$791	$3,099

*	At December 31, 2022, the balance included $688 related to an exclusive research collaboration with BioNTech SE (the “BioNTech Agreement”) and $33 was related to a feasibility study agreement with Genentech, Inc. (the “Genentech Agreement”). (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

**	At December 31, 2022, the balances of $88 was related to an award agreement with the Cystic Fibrosis Foundation (the “CFF Agreement). (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

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

Operating lease obligations

The Company incurred lease expense for its operating leases of $226 for each of the three months ended March 31, 2023 and 2022. The Company incurred amortization expense on its operating lease right-of-use assets of $132 and $136 for the three months ended March 31, 2023 and 2022, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $1 for each of the three months ended March 31, 2023 and 2022. The Company incurred amortization expense on its finance lease right-of-use assets of $4 and $6 for the three months ended March 31, 2023 and 2022, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of March 31, 2023:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2023	$692	$5
2024	956	7
2025	998	7
2026	1,040	7
2027	944	7
Thereafter	411	-
Total undiscounted operating lease payments	$5,041	$33
Less: Imputed interest	1,077	8
Present value of operating lease liabilities	$3,964	$25

Weighted average remaining lease term in years	5.1	4.7
Weighted average discount rate	9.2%	11.6%

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

Note 9 – Revenue Recognition, Collaboration Agreements and Other

BioNTech Research Collaboration

On April 8, 2022, the Company entered into the BioNTech Agreement to evaluate the combination of mRNA formats utilizing the Company’s proprietary LNC platform delivery technology. Under the terms of the BioNTech Agreement, the Company received an exclusivity fee in the amount of $2,750, and BioNTech SE funded certain of the Company’s research expenses that were incurred under the agreement. The term of the agreement began on the effective date and ends on the later of 12-months after the effective date or the conclusion of the Research Program, unless terminated earlier pursuant to the terms of the agreement.

The $2,750 license fee was recorded as deferred revenue and was recognized over the term of the contract performance obligation period, which the Company concluded to be 12 months after the execution of the contract. The clinical research services were invoiced as service revenue was earned on a monthly basis during the term of the contract.

For the three months ended March 31, 2023, $688 of the contract research revenue was recognized from the license fee and $375 was earned from the monthly clinical research services performed by the Company. As of March 31, 2023, the Company recognized all of contract research revenue from the BioNTech Agreement.

Cystic Fibrosis Foundation Therapeutics Development Award

On November 19, 2020, the Company entered into the CFF Agreement with the Cystic Fibrosis Foundation (“CFF”), pursuant to which it received a Therapeutics Development Award of up to $4.2 million (the “Award”) (of which $484 had been previously received) to support the preclinical development (the “Development Program”) of the Company’s MAT2501 product candidate. On November 19, 2021, the Company and CFF entered into an Amendment to the CFF Agreement which added an additional milestone payment in the amount of $321, which was received in the fourth quarter of 2021.

As of March 31, 2023, the Company has received approximately $3.6 million of the $4.5 million Award, including the Amendment’s additional milestone payment, and a related deferred liability balance of $0 and $88 is included in accrued expenses at March 31, 2023 and December 31, 2022, respectively. During the fourth quarter of 2022, for financial and technical reasons, the Company determined that it was not commercially reasonable to continue the development of MAT2501 and instead elected to focus existing resources on other initiatives. As a result, the Company will not receive the balance of the Award and has no further obligations to CFF.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into the Genentech Agreement which involves the development of oral formulations using the Company’s LNC platform delivery technology. Under the terms of the Genentech Agreement, Genentech paid the Company a total of $100 for the development of three molecules, or $33 per molecule, which is being recognized upon the Company fulfilling its obligations for each molecule under the Genentech Agreement. The Company recorded the upfront consideration as deferred revenue, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2022, the Company completed its obligations related to the first and second of the three molecules. During the three months ended March 31, 2023, the Company completed its obligations related to the remaining molecule.

Note 10 – Income Taxes

Sale of net operating losses (NOLs) & tax credits

The Company recognized $0 and $1,734 for the three months ended March 30, 2023 and 2022, respectively, in connection with the sale of certain state net operating losses (“NOLs”) and research and development tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

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

For the three months ended March 31, 2023, the Company did not sell any shares of its common stock under its At-The-Market Sales Agreement with BTIG, LLC.

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

As of March 31, 2023, the Company had outstanding warrants to purchase an aggregate of 238,000 shares of common stock at the exercise price of $0.75 per share, all of which are fully vested and with an expiration date of June 21, 2023. The following table summarizes the changes in warrants outstanding during 2022 and for the three months ended March 31, 2023:

Shares
Outstanding at December 31, 2021	988
Issued	-
Exercised	(400)
Expired	(350)
Outstanding at December 31, 2022	238
Issued	-
Exercised	-
Expired	-
Outstanding at March 31, 2023	238

Basic and diluted net loss per common share

During the three months ended March 31, 2023 and 2022, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022
Stock options	34,678	27,748
Warrants	238	988
Total	34,916	28,736

Note 12 – Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component during the three months ended March 31, 2023 and 2022:

	Net Unrealized Gain/(Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(824)	$(824)
Net unrealized gain on securities available-for-sale	229	229
Balance, March 31, 2023	$(595)	$(595)

Balance, December 31, 2021	$(145)	$(145)
Net unrealized loss on securities available-for-sale	(484)	(484)
Balance, March 31, 2022	$(629)	$(629)

All components of accumulated other comprehensive income are net of tax.

Note 13 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the three months ended March 31, 2023 and 2022.

The following table contains information about the Company’s stock plan at March 31, 2023:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan	54,294	*	39,359	**	14,935

*	Increased by 8,691 on January 1, 2023, representing 4% of the total number of shares of common stock outstanding on December 31, 2022.
**	Includes both restricted stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Research and Development	$553	$550
General and Administrative	719	710
Total	$1,272	$1,260

As of March 31, 2023, total compensation costs related to unvested awards not yet recognized was $8,690 and the weighted-average periods over which the awards are expected to be recognized was 2.4 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the three months ended March 31, 2023:

Stock Options
Outstanding at December 31, 2022	34,739
Granted	20
Exercised	-
Forfeited	(81)
Expired	-
Outstanding at March 31, 2023	34,678

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates which are still in an early development stage;

●	our reliance on our proprietary lipid nanocrystal (LNC) platform delivery technology, which is licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third parties, including third parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry;

●	our operations, business and financial results may be adversely impacted by COVID-19; and

●	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Key elements of our strategy include:

●	Advancing our LNC Platform and expanding the utilization of this promising technology into areas of innovative medicine beyond small molecules, including nucleic acids (e.g., mRNA, DNA, ASOs) and proteins.

●	Positioning MAT2203 for an NDA filing for various indications for the treatment of serious IFIs, including cryptococcal meningitis. We are seeking non-dilutive funds from prospective third-party pharmaceutical partners and various governmental sources of capital, such as the Biomedical Advanced Research and Development Authority (BARDA) and the NIH to continue the development of MAT2203 into Phase 3. We are also seeking the input and guidance of the FDA for an additional Phase 3 study of various IFIs.

●	Building an external pipeline of collaborations focused on our LNC Platform with leading pharmaceutical companies like Genentech and National Resilience to provide delivery solutions for their complex nucleic acid drug products.

We have incurred losses for each period from our inception. For the three months ended March 31, 2023 and 2022, our net loss was $5,513 and $5,978, respectively. We expect to incur significant expenses and operating losses over the next several years. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

During the three months ended March 31, 2023, we generated $1,096 in contract research revenue resulting from the research collaborations with BioNTech SE and Genentech Inc. and $0 during the three months ended March 3, 2022. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidate MAT2203 and advancement of our LNC platform delivery technology, which include:

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended March 31, 2023 and 2022. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal staffing, overhead and other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three Months Ended March 31,
	2023	2022
Direct research and development expenses:
Manufacturing process development	$304	$884
Preclinical trials	162	566
Clinical development	528	583
Regulatory	193	169
Internal staffing, overhead and other	2,783	2,776
Total research and development	$3,970	$4,978

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

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and research and development tax credits under the New Jersey Technology Business Tax Certificate Transfer Program was $0 and $1,734 for the three months ended March 31, 2023 and 2022, respectively.

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

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” in our 2022 Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: (i) Stock-based compensation, (ii) Fair value measurements, (iii) Research and development costs, (iv) Goodwill and other intangible assets, (v) Basic and diluted net loss per common share, and (vi) Revenue recognition.

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

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended March 31,
	2023	2022
Revenues	$1,096	$-

Expenses:
Research and development	$3,970	$4,978
General and administrative	2,712	2,744
Operating Expenses	$6,682	$7,722

Revenues. During the three months ended March 31, 2023 we generated $1,096 from the exclusive research collaborations with BioNTech SE and Genentech Inc. and generated no revenue during the same period in 2022.

Research and Development expenses. Research and Development (R&D) expense for the three months ended March 31, 2023 and 2022 was $3,970 and $4,978, respectively. The decrease in R&D expense was primarily attributable to a decrease in manufacturing costs of clinical trial materials, partially offset by compensation expense due to increased head count in 2023.

General and Administrative expenses. General and administrative expense for the three months ended March 31, 2023 and 2022 was $2,712 and $2,744, respectively. The general and administrative expense remained relatively consistent between periods.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of March 31, 2023, we have raised a total of $156.7 million in gross proceeds and $143.9 million, net, from sales of our equity securities.

As of March 31, 2023, we had cash, cash equivalents and marketable debt securities totaling $24,857.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(4,087)	$(4,756)
Cash provided by investing activities	3,000	2,961
Cash (used in)/provided by financing activities	(4)	93
Net decrease in cash and cash equivalents and restricted cash	$(1,091)	$(1,702)

Operating Activities

Net cash used in operating activities was $4,087 and $4,756 for the three months ended March 31, 2023 and 2022, respectively. Net losses of $5,513 and $5,978 for the three months ended March 31, 2023 and 2022, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business. We expect that there will be an increase in cash used in operations during the remainder of 2023 and into 2023 due to higher research and development expenses as we continue to move our product candidates and delivery platform forward in their development cycles.

Investing Activities

Net cash used in investing activities was $3,000 and $2,961 for the three months ended March 31, 2023 and 2022, respectively. The increase of cash provided by investing activities of $39 was primarily due to the $2,494 decrease in purchases of marketable debt securities and the $545 decrease in purchases of leasehold improvements and equipment offset the decrease in the proceeds received from maturities of our marketable debt securities of $3,000.

Financing Activities

Net cash (used in)/provided by financing activities was ($4) and $93 for the three months ended March 31, 2023 and 2022, respectively. The decrease of $97 is primarily due to the decrease in the receipt of proceeds of $99 from the exercise of stock options.

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

We expect that our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operating expenses and capital expenditures requirements into the second half of 2024.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of March 31, 2023, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART - II OTHER INFORMATION

Item 1. LEGAL PROCEEDSINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: May 10, 2023	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: May 10, 2023	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.6	Description of Securities (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications
*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensation plan, contract or arrangement. Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

