Form 10-Q
period 2023-06-30
Matinas BioPharma Holdings, Inc.
filed 2023-08-09
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 217,264,526 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended June 30, 2023

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$9,743	$6,830
Marketable debt securities	12,770	21,933
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	1,437	5,719
Total current assets	24,000	34,532

Non-current assets:
Leasehold improvements and equipment – net	2,103	2,091
Operating lease right-of-use assets – net	3,345	3,613
Finance lease right-of-use assets – net	24	30
In-process research and development	3,017	3,017
Goodwill	1,336	1,336
Restricted cash – security deposit	200	200
Total non-current assets	10,025	10,287
Total assets	$34,025	$44,819

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$604	$618
Accrued expenses	1,372	3,099
Operating lease liabilities – current	608	562
Financing lease liabilities – current	5	7
Total current liabilities	2,589	4,286

Non-current liabilities:
Deferred tax liability	341	341
Operating lease liabilities – net of current portion	3,221	3,533
Financing lease liabilities – net of current portion	20	22
Total non-current liabilities	3,582	3,896
Total liabilities	6,171	8,182

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 217,264,526 issued and outstanding as of June 30, 2023 and December 31, 2022	22	22
Additional paid-in capital	192,550	190,070
Accumulated deficit	(164,204)	(152,631)
Accumulated other comprehensive loss	(514)	(824)
Total stockholders’ equity	27,854	36,637
Total liabilities and stockholders’ equity	$34,025	$44,819

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Contract Revenue	$-	$1,063	$1,096	$1,063
Costs and expenses:
Research and development	3,559	4,127	7,530	9,105
General and administrative	2,600	2,861	5,311	5,606

Total costs and expenses	6,159	6,988	12,841	14,711

Loss from operations	(6,159)	(5,925)	(11,745)	(13,648)
Sale of New Jersey net operating losses & tax credits	-	-	-	1,734
Other income, net	99	2	172	13

Net loss	$(6,060)	$(5,923)	$(11,573)	$(11,901)
Net loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	217,264,526	216,864,526	217,264,526	216,755,261
Other comprehensive gain/(loss), net of tax
Unrealized gain/(loss) on securities available-for-sale	81	(125)	310	(609)
Other comprehensive gain/(loss), net of tax	81	(125)	310	(609)
Comprehensive loss	$(5,979)	$(6,048)	$(11,263)	$(12,510)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2022	217,264,526	$22	$190,070	$(152,631)	$(824)	$36,637
Stock-based compensation	-	-	2,480	-	-	2,480
Other comprehensive income	-	-	-	-	310	310
Net loss	-	-	-	(11,573)	-	(11,573)
Balance, June 30, 2023	217,264,526	$22	$192,550	$(164,204)	$(514)	$27,854

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, March 31, 2023	217,264,526	$22	$191,342	$(158,144)	$(595)	$32,625
Stock-based compensation	-	-	1,208	-	-	1,208
Other comprehensive income	-	-	-	-	81	81
Net loss	-	-	-	(6,060)	-	(6,060)
Balance, June 30, 2023	217,264,526	$22	$192,550	$(164,204)	$(514)	$27,854

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	216,269,450	$22	$184,251	$(131,634)	$(145)	$52,494
Stock-based compensation	-	-	2,475	-	-	2,475
Issuance of common stock in exchange for Options	195,076	-	99	-	-	99
Issuance of common stock pursuant to license agreement amendment	400,000	-	291	-	-	291
Other comprehensive loss	-	-	-	-	(609)	(609)
Net loss	-	-	-	(11,901)	-	(11,901)
Balance, June 30, 2022	216,864,526	$22	$187,116	$(143,535)	$(754)	$42,849

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 31, 2022	216,864,526	$22	$185,902	$(137,612)	$(629)	$47,682
Stock-based compensation	-	-	1,214	-	-	1,215
Other comprehensive loss	-	-	-	-	(125)	(125)
Net loss	-	-	-	(5,923)	-	(5,923)
Balance, June 30, 2022	216,864,526	$22	$187,116	$(143,535)	$(754)	$42,849

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,573)	$(11,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	155
Stock based compensation expense	2,480	2,475
Amortization of operating lease right-of-use assets	268	275
Amortization of finance lease right-of-use assets	5	12
Amortization of bond discount	73	110
Stock issued pursuant to license agreement amendment	-	291
Changes in operating assets and liabilities:
Operating lease liabilities	(266)	(256)
Prepaid expenses and other current assets	4,282	(2,050)
Accounts payable	(13)	(441)
Accrued expenses and other liabilities	(1,726)	1,443
Net cash used in operating activities	(6,280)	(9,887)

Cash flows from investing activities:
Purchase of marketable debt securities	-	(9,481)
Proceeds from maturities of marketable debt securities	9,400	9,250
Purchases of leasehold improvements and equipment	(202)	(600)
Net cash provided by/(used in) investing activities	9,198	(831)

Cash flows from financing activities:
Proceeds from exercise of options	-	99
Payments of finance lease liability – principal	(5)	(12)
Net cash (used in)/provided by financing activities	(5)	87

Net increase/(decrease) in cash, cash equivalents and restricted cash	2,913	(10,631)
Cash, cash equivalents and restricted cash at beginning of period	7,080	21,280

Cash, cash equivalents and restricted cash at end of period	$9,993	$10,649

Supplemental non-cash financing and investing activities:
Unrealized gain/(loss) on marketable debt securities	$310	$(609)

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

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2023, the Company had an accumulated deficit of $164,204. The Company’s net loss was $11,573 for the six months ended June 30, 2023.

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

As of June 30, 2023, the Company had cash and cash equivalents of $9,743, marketable debt securities of $12,770 and restricted cash of $250. The Company believes the cash and cash equivalents and marketable debt securities on hand are sufficient to fund planned operations into the third quarter of 2024, but not beyond. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon control over its operating expenses, anticipated proceeds from future sales of common stock through the At-The-Market Sales Agreement (“ATM”) with BTIG, LLC. and securing additional financing. While the Company believes in the viability of this strategy and believes the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance the Company will be successful in its implementation. In particular, utilization of the ATM may not be viable due to market conditions and new financing may not be available on acceptable terms, or at all. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both June 30, 2023 and December 31, 2022 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$9,743	$6,830	$10,399	$21,030
Restricted cash included in current/non-current assets	250	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$9,993	$7,080	$10,649	$21,280

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable debt securities are recorded in other income, net. For the three and six months ended June 30, 2023, the Company recorded unrealized gains of $81 and $310, respectively. For the three and six months ended June 30, 2022, the Company recorded unrealized losses of $125 and $609, respectively. As of June 30, 2023 and December 31, 2022, the Company had net accumulated unrealized losses of $514 and $824, respectively.

The following tables summarize the Company’s marketable debt securities as of June 30, 2023:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$996	$—	$(22)	$974
U.S. Government Notes	12,288	—	(492)	11,796
Total marketable debt securities	$13,284	$—	$(514)	$12,770

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2023:

Fair Value
Due within one year	$5,936
Due after one year through five years	6,834
$12,770

The following tables summarize the Company’s marketable debt securities as of December 31, 2022:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$993	$—	$(34)	$959
U.S. Government Notes	16,324	—	(721)	15,603
Corporate Debt Securities	5,440	—	(69)	5,371
Total marketable debt securities	$22,757	$—	$(824)	$21,933

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2022:

Fair Value
Due within one year	$13,240
Due after one year through five years	8,693
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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$974	$974	$—	$—
U.S. Government Notes	11,796	—	11,796	—
Total	$12,770	$974	$11,796	$—

		Fair Value Hierarchy
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$959	$959	$—	$—
U.S. Government Notes	15,603	—	15,603	—
Corporate Debt Securities	5,371	—	5,371	—
Total	$21,933	$959	$20,974	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable debt securities consisting of U.S. government notes and corporate debt securities are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Equipment	$2,507	$2,305
Leasehold improvements	1,155	1,155
Total	3,662	3,460
Less: accumulated depreciation and amortization	1,559	1,369
Leasehold improvements and equipment, net	$2,103	$2,091

Depreciation and amortization expense for the three and six months ended June 30, 2023 was $97 and $190, respectively, and the three and six months ended June 30, 2022 was $86 and $155, respectively. During the six month periods ended June 30, 2023 and 2022, the Company purchased equipment of $202 and $600, respectively.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
Payroll and incentives	$1,027	$1,705
General and administrative expenses	257	455
Research and development expenses	88	130
Deferred revenue *	-	721
Other deferred liabilities **	-	88
Total	$1,372	$3,099

*	At December 31, 2022, the balance included $688 related to an exclusive research collaboration with BioNTech SE (the “BioNTech Agreement”) and $33 related to a feasibility study agreement with Genentech, Inc. (the “Genentech Agreement”). (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

**	At December 31, 2022, the balances of $88 related to an award agreement with the Cystic Fibrosis Foundation (the “CFF Agreement). (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

Note 8 – Leases

The Company has various lease agreements, including leases of office space, a laboratory and manufacturing facility, and various equipment. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

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

Operating lease obligations

The Company incurred lease expense for its operating leases of $226 for each for the three month periods ended June 30, 2023 and 2022, respectively, and $452 for each of the six month periods ended June 30, 2023 and 2022, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $135 and $268 for the three and six months ended June 30, 2023, respectively, and $139 and $275 for the three and six months ended June 30, 2022, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $1 and $2 for the three and six months ended June 30, 2023, respectively, and $0 and $1 for the three and six months ended June 30, 2022, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $1 and $5 for the three and six months ended June 30, 2023, respectively, and $6 and $12 for the three and six months ended June 30, 2022, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of June 30, 2023:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2023	$467	$4
2024	956	7
2025	998	7
2026	1,040	7
2027	944	7
Thereafter	411	-
Total undiscounted operating lease payments	$4,816	$32
Less: Imputed interest	987	7
Present value of operating lease liabilities	$3,829	$25

Weighted average remaining lease term in years	4.8	4.4
Weighted average discount rate	9.2%	11.6%

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

Note 9 – Revenue Recognition, Collaboration Agreements and Other

BioNTech Research Collaboration

On April 8, 2022, the Company entered into the BioNTech Agreement to evaluate the combination of mRNA formats utilizing the Company’s proprietary LNC platform delivery technology. Under the terms of the BioNTech Agreement, the Company received an exclusivity fee in the amount of $2,750, and BioNTech SE funded certain of the Company’s research expenses that were incurred under the agreement. The term of the agreement began on the effective date and expired on April 8, 2023.

The $2,750 license fee was recorded as deferred revenue and was recognized over the term of the contract performance obligation period, which the Company concluded to be 12 months after the execution of the contract. The clinical research services were invoiced as service revenue was earned on a monthly basis during the term of the contract.

During the first quarter of 2023, $688 of the contract research revenue was recognized from the license fee and $375 was earned from the monthly clinical research services performed by the Company. As of March 31, 2023, the Company had recognized all of contract research revenue from the BioNTech Agreement.

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

As of June 30, 2023, the Company has received approximately $3.6 million of the $4.5 million Award, including the Amendment’s additional milestone payment, and a related deferred liability balance of $0 and $88 is included in accrued expenses at June 30, 2023 and December 31, 2022, respectively. During the fourth quarter of 2022, for financial and technical reasons, the Company determined that it was not commercially reasonable to continue the development of MAT2501 and instead elected to focus existing resources on other initiatives. As a result, the Company will not receive the balance of the Award and has no further obligations to CFF.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into the Genentech Agreement which involves the development of oral formulations using the Company’s LNC platform delivery technology. Under the terms of the Genentech Agreement, Genentech paid the Company a total of $100 for the development of three molecules, or $33 per molecule, which is being recognized upon the Company fulfilling its obligations for each molecule under the Genentech Agreement. The Company recorded the upfront consideration as deferred revenue, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2022, the Company completed its obligations related to the first and second of the three molecules. During the six months ended June 30, 2023, the Company completed its obligations related to the remaining molecule.

Note 10 – Income Taxes

Sale of net operating losses (NOLs) & tax credits

The Company recognized $0 and $1,734 for the six month periods ended June 30, 2023 and 2022, respectively, in connection with the sale of certain state net operating losses (“NOLs”) and research and development tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

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

For the six months ended June 30, 2023, the Company did not sell any shares of its common stock under its At-The-Market Sales Agreement with BTIG, LLC.

Warrants

As of June 30, 2023, the Company did not have any outstanding warrants to purchase shares of the Company’s common stock. The following table summarizes the changes in warrants outstanding during 2022 and for the six months ended June 30, 2023:

Shares
Outstanding at December 31, 2021	988
Issued	-
Exercised	(400)
Expired	(350)
Outstanding at December 31, 2022	238
Issued	-
Exercised	-
Expired	(238)
Outstanding at June 30, 2023	-

Basic and diluted net loss per common share

During the three and six months ended June 30, 2023 and 2022, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Stock options	34,544	27,729
Warrants	-	988
Total	34,544	28,717

Note 12 – Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component during the three months ended June 30, 2023 and 2022:

	Net Unrealized Gain/(Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(824)	$(824)
Net unrealized gain on securities available-for-sale	310	310
Balance, June 30, 2023	$(514)	$(514)

Balance, December 31, 2021	$(145)	$(145)
Net unrealized loss on securities available-for-sale	(609)	(609)
Balance, June 30, 2022	$(754)	$(754)

All components of accumulated other comprehensive income are net of tax.

Note 13 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the six month periods ended June 30, 2023 and 2022.

The following table contains information about the Company’s stock plan at June 30, 2023:

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

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and Development	$516	$555	$1,069	$1,105
General and Administrative	692	660	1,411	1,370
Total	$1,208	$1,215	$2,480	$2,475

As of June 30, 2023, total compensation costs related to unvested awards not yet recognized was $7,437 and the weighted-average periods over which the awards are expected to be recognized was 2.3 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the six months ended June 30, 2023:

Stock Options
Outstanding at December 31, 2022	34,739
Granted	65
Exercised	-
Forfeited	(221)
Expired	(39)
Outstanding at June 30, 2023	34,544

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

For the six month periods ended June 30, 2023 and 2022, our net loss was $11,573 and $11,901, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We believe the cash, cash equivalents and marketable debt securities on hand are sufficient to fund planned operations into the third quarter of 2024, but not beyond. We will seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. These financing alternatives may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about our ability to continue as a going concern.

Financial Operations Overview

Revenue

During the three and six months ended June 30, 2023, we generated $0 and $1,096, respectively, in contract research revenue resulting from the research collaborations with BioNTech SE and Genentech Inc., and $1,063 during the three and six months ended June 30, 2022, respectively, from the research collaboration with BioNTech SE. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and six months ended June 30, 2023 and 2022. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal staffing, overhead and other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Direct research and development expenses:
Manufacturing process development	$289	$688	$593	$1,572
Preclinical trials	87	60	249	625
Clinical development	341	626	869	1,209
Regulatory	137	233	330	402
Internal staffing, overhead and other	2,705	2,520	5,489	5,297
Total research and development	$3,559	$4,127	$7,530	$9,105

Research and development activities are central to our business model. We expect our research and development expenses to increase over time because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. However, we anticipate that our research and development expenses during 2023 will be lower than expenses incurred in 2022 as we pause the development of MAT2501 to focus our existing resources on MAT2203 and advancement of our LNC platform delivery technology into the field of nucleic acids.

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

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and research and development tax credits under the New Jersey Technology Business Tax Certificate Transfer Program was $0 and $1,734 for the six month periods ended June 30, 2023 and 2022, respectively.

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

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended June 30,
	2023	2022
Revenues	$-	$1,063

Expenses:
Research and development	$3,559	$4,127
General and administrative	2,600	2,861
Operating Expenses	$6,159	$6,988

Revenues. During the three months ended June 30, 2023 and 2022, we generated revenue of $0 and $1,063. The amount earned during the prior year resulted from the exclusive research collaborations with BioNTech SE.

Research and Development expenses. Research and Development (R&D) expense for the three months ended June 30, 2023 and 2022 was $3,559 and $4,127, respectively. The decrease in R&D expense was primarily attributable to a decrease in manufacturing costs of clinical trial materials and a decrease in clinical trial consulting costs, partially offset by higher compensation expense due to increased head count from 2022.

General and Administrative expenses. General and administrative expense for the three months ended June 30, 2023 and 2022 was $2,600 and $2,861, respectively. The decrease in general and administrative expense was primarily due to a decrease in consulting fees between periods.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

The following tables summarize our revenues and operating expenses for the periods presented:

	Six Months Ended June 30,
	2023	2022
Revenues	$1,096	$1,063

Expenses:
Research and development	$7,530	$9,105
General and administrative	5,311	5,605
Operating Expenses	$12,841	$14,710

Sale of New Jersey net operating losses (NOLs) and tax credits	$-	$1,734

Revenues. During the six month periods ended June 30, 2023 and 2022, we generated revenue of $1,096 and $1,063. The amount earned during the current year consists of contract research revenue resulting from the research collaboration with BioNTech SE and Genentech Inc., while the amount earned during the prior year resulted from the research collaboration with BioNTech SE.

Research and Development expenses. Research and Development (R&D) expense for the six month periods ended June 30, 2023 and 2022 was $7,530 and $9,105, respectively. The decrease in R&D expense was primarily attributable to a decrease in manufacturing costs of clinical trial materials and a decrease in clinical trial consulting costs.

General and Administrative expenses. General and administrative expense for the six month periods ended June 30, 2023 and 2022 was $5,443 and $5,605, respectively. The decrease in general and administrative expense was primarily due to a decrease in consulting fees between periods.

Sale of New Jersey net operating losses (NOLs) & tax credits. The Company recognized $0 and $1,734 for the six month periods ended June 30, 2023 and 2022, respectively, in connection with the sale of state net operating losses and research and development tax credits to third parties under the New Jersey Technology Business Tax Certificate Transfer Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of June 30, 2023, we have raised a total of $156.7 million in gross proceeds and $143.9 million, net, from sales of our equity securities.

As of June 30, 2023, we had cash, cash equivalents and marketable debt securities totaling $22,513.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(6,280)	$(9,887)
Cash provided by/(used in) investing activities	9,198	(831)
Cash (used in)/provided by financing activities	(5)	87
Net increase/(decrease) in cash and cash equivalents and restricted cash	$2,913	$(10,631)

Operating Activities

Net cash used in operating activities was $6,280 and $9,887 for the six month periods ended June 30, 2023 and 2022, respectively. Net losses of $11,573 and $11,901 for the six month periods ended June 30, 2023 and 2022, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business. We expect that there will be a decrease in cash used in operations during the remainder of 2023 due to lower research and development expenses.

Investing Activities

Net cash provided by/(used in) investing activities was $9,198 and ($831) for the six month periods ended June 30, 2023 and 2022, respectively. The increase of cash provided by investing activities of $10,029 was primarily due to the $9,481 decrease in purchases of marketable debt securities, the $398 decrease in purchases of leasehold improvements and equipment, and the $150 increase in maturities of marketable debt securities.

Financing Activities

Net cash (used in)/provided by financing activities was ($5) and $87 for the six month periods ended June 30, 2023 and 2022, respectively. The decrease of $92 is primarily due to the decrease in the receipt of proceeds of $99 from the exercise of stock options.

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

We expect that our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operating expenses and capital expenditures requirements into the third quarter of 2024, but not beyond. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of June 30, 2023, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: August 9, 2023	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: August 9, 2023	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.6	Description of Securities (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications
*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensation plan, contract or arrangement. Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

