Form 10-Q
period 2023-09-30
Matinas BioPharma Holdings, Inc.
filed 2023-11-08
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 217,264,526 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended September 30, 2023

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$6,407	$6,830
Marketable debt securities	11,809	21,933
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	1,723	5,719
Total current assets	19,989	34,532

Non-current assets:
Leasehold improvements and equipment – net	2,021	2,091
Operating lease right-of-use assets – net	3,206	3,613
Finance lease right-of-use assets – net	22	30
In-process research and development	3,017	3,017
Goodwill	1,336	1,336
Restricted cash – security deposit	200	200
Total non-current assets	9,802	10,287
Total assets	$29,791	$44,819

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$835	$618
Accrued expenses	1,757	3,099
Operating lease liabilities – current	632	562
Financing lease liabilities – current	5	7
Total current liabilities	3,229	4,286

Non-current liabilities:
Deferred tax liability	341	341
Operating lease liabilities – net of current portion	3,052	3,533
Financing lease liabilities – net of current portion	19	22
Total non-current liabilities	3,412	3,896
Total liabilities	6,641	8,182

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 217,264,526 issued and outstanding as of September 30, 2023 and December 31, 2022	22	22
Additional paid-in capital	193,746	190,070
Accumulated deficit	(170,259)	(152,631)
Accumulated other comprehensive loss	(359)	(824)
Total stockholders’ equity	23,150	36,637
Total liabilities and stockholders’ equity	$29,791	$44,819

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Contract Revenue	$—	$1,063	$1,096	$2,125
Costs and expenses:
Research and development	3,295	3,707	10,824	12,811
General and administrative	2,839	2,818	8,151	8,424

Total costs and expenses	6,134	6,525	18,975	21,235

Loss from operations	(6,134)	(5,462)	(17,879)	(19,110)
Sale of New Jersey net operating losses & tax credits	—	—	—	1,734
Other income, net	79	—	251	13

Net loss	$(6,055)	$(5,462)	$(17,628)	$(17,363)
Net loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)
Weighted average common shares outstanding:
Basic and diluted	217,264,526	216,864,526	217,264,526	216,792,083
Other comprehensive gain/(loss), net of tax
Unrealized gain/(loss) on securities available-for-sale	155	(181)	465	(790)
Other comprehensive gain/(loss), net of tax	155	(181)	465	(790)
Comprehensive loss	$(5,900)	$(5,643)	$(17,163)	$(18,153)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2022	217,264,526	$22	$190,070	$(152,631)	$(824)	$36,637
Stock-based compensation	—	—	3,676	—	—	3,676
Other comprehensive income	—	—	—	—	465	465
Net loss	—	—	—	(17,628)	—	(17,628)
Balance, September 30, 2023	217,264,526	$22	$193,746	$(170,259)	$(359)	$23,150

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, June 30, 2023	217,264,526	$22	$192,550	$(164,204)	$(514)	$27,854
Stock-based compensation	—	—	1,196	—	—	1,196
Other comprehensive income	—	—	—	—	155	155
Net loss	—	—	—	(6,055)	—	(6,055)
Balance, September 30, 2023	217,264,526	$22	$193,746	$(170,259)	$(359)	$23,150

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	216,269,450	$22	$184,251	$(131,634)	$(145)	$52,494
Stock-based compensation	—	—	3,888	—	—	3,888
Issuance of common stock in exchange for Options	195,076	—	99	—	—	99
Issuance of common stock pursuant to license agreement amendment	400,000	—	291	—	—	291
Other comprehensive loss	—	—	-	—	(790)	(790)
Net loss	—	—	-	(17,363)	—	(17,363)
Balance, September 30, 2022	216,864,526	$22	$188,529	$(148,997)	$(935)	$38,619

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, June 30, 2022	216,864,526	$22	$187,116	$(143,535)	$(754)	$42,849
Stock-based compensation	—	—	1,413	—	—	1,413
Other comprehensive loss	—	—	—	—	(181)	(181)
Net loss	—	—	—	(5,462)	—	(5,462)
Balance, September 30, 2022	216,864,526	$22	$188,529	$(148,997)	$(935)	$38,619

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,628)	$(17,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	244
Stock based compensation expense	3,676	3,888
Amortization of operating lease right-of-use assets	406	413
Amortization of finance lease right-of-use assets	7	15
Amortization of bond discount	90	158
Stock issued pursuant to license agreement amendment	—	291
Changes in operating assets and liabilities:
Operating lease liabilities	(411)	(391)
Prepaid expenses and other current assets	3,996	(2,676)
Accounts payable	217	(282)
Accrued expenses and other liabilities	(1,340)	846
Net cash used in operating activities	(10,699)	(14,857)

Cash flows from investing activities:
Purchase of marketable debt securities	—	(9,481)
Proceeds from maturities of marketable debt securities	10,500	15,250
Purchases of leasehold improvements and equipment	(218)	(850)
Net cash provided by investing activities	10,282	4,919

Cash flows from financing activities:
Proceeds from exercise of options	—	99
Payments of finance lease liability – principal	(6)	(15)
Net cash (used in)/provided by financing activities	(6)	84

Net decrease in cash, cash equivalents and restricted cash	(423)	(9,854)
Cash, cash equivalents and restricted cash at beginning of period	7,080	21,280

Cash, cash equivalents and restricted cash at end of period	$6,657	$11,426

Supplemental non-cash financing and investing activities:
Unrealized gain/(loss) on marketable debt securities	$465	$(790)
Right of use asset in exchange from liabilities from operating lease	$—	$(64)

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

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2023, the Company had an accumulated deficit of $170,259. The Company’s net loss was $17,628 for the nine months ended September 30, 2023.

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

As of September 30, 2023, the Company had cash and cash equivalents of $6,407, marketable debt securities of $11,809 and restricted cash of $250. The Company believes the cash and cash equivalents and marketable debt securities on hand are sufficient to fund planned operations into the third quarter of 2024, but not beyond. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both September 30, 2023 and December 31, 2022 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021:

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$6,407	$6,830	$11,176	$21,030
Restricted cash included in current/non-current assets	250	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$6,657	$7,080	$11,426	$21,280

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable debt securities are recorded in other income, net. For the three and nine months ended September 30, 2023, the Company recorded unrealized gains of $155 and $465, respectively. For the three and nine months ended September 30, 2022, the Company recorded unrealized losses of $181 and $790, respectively. As of September 30, 2023 and December 31, 2022, the Company had net accumulated unrealized losses of $359 and $824, respectively.

The following tables summarize the Company’s marketable debt securities as of September 30, 2023:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$998	$—	$(13)	$985
U.S. Government Notes	11,170	—	(346)	10,824
Total marketable debt securities	$12,168	$—	$(359)	$11,809

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2023:

Fair Value
Due within one year	$11,809

The following tables summarize the Company’s marketable debt securities as of December 31, 2022:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$993	$—	$(34)	$959
U.S. Government Notes	16,324	—	(721)	15,603
Corporate Debt Securities	5,440	—	(69)	5,371
Total marketable debt securities	$22,757	$—	$(824)	$21,933

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2022:

Fair Value
Due within one year	$13,240
Due after one year through five years	8,693
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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$985	$985	$—	$—
U.S. Government Notes	10,824	—	10,824	—
Total	$11,809	$985	$10,824	$—

		Fair Value Hierarchy
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$959	$959	$—	$—
U.S. Government Notes	15,603	—	15,603	—
Corporate Debt Securities	5,371	—	5,371	—
Total	$21,933	$959	$20,974	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable debt securities consisting of U.S. government notes and corporate debt securities are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Equipment	$2,523	$2,305
Leasehold improvements	1,155	1,155
Total	3,678	3,460
Less: accumulated depreciation and amortization	1,657	1,369
Leasehold improvements and equipment, net	$2,021	$2,091

Depreciation and amortization expense for the three and nine months ended September 30, 2023 was $98 and $288, respectively, and the three and nine months ended September 30, 2022 was $89 and $244, respectively. During the nine month period ended September 30, 2023, the Company purchased equipment of $218, and no leasehold improvements. During the nine month period ended September 30, 2022, the Company purchased equipment of $629, and leasehold improvements of $221.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022
Payroll and incentives	$1,290	$1,705
General and administrative expenses	407	455
Research and development expenses	60	130
Deferred revenue *	—	721
Other deferred liabilities **	—	88
Total	$1,757	$3,099

*	At December 31, 2022, the balance included $688 related to an exclusive research collaboration with BioNTech SE (the “BioNTech Agreement”) and $33 related to a feasibility study agreement with Genentech, Inc. (the “Genentech Agreement”). (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

**	At December 31, 2022, the balances of $88 related to an award agreement with the Cystic Fibrosis Foundation (the “CFF Agreement). (See Note 9 – Revenue Recognition, Collaboration Agreements and Other).

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

Operating lease obligations

The Company incurred lease expense for its operating leases of $225 and $194 for each of the three month periods ended September 30, 2023 and 2022, respectively, and $677 and $646 for each of the nine month periods ended September 30, 2023 and 2022, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $139 and $406 for the three and nine months ended September 30, 2023, respectively, and $138 and $413 for the three and nine months ended September 30, 2022, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $0 and $2 for the three and nine months ended September 30, 2023, respectively, and $0 and $1 for the three and nine months ended September 30, 2022, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $2 and $7 for the three and nine months ended September 30, 2023, respectively, and $3 and $15 for the three and nine months ended September 30, 2022, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of September 30, 2023:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2023	$235	$2
2024	956	7
2025	998	7
2026	1,040	7
2027	944	7
Thereafter	411	—
Total undiscounted operating lease payments	$4,584	$30
Less: Imputed interest	900	6
Present value of operating lease liabilities	$3,684	$24

Weighted average remaining lease term in years	4.6	4.2
Weighted average discount rate	9.2%	11.6%

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of December 31, 2022:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2023	$916	$10
2024	956	7
2025	998	7
2026	1,040	7
2027	944	7
Thereafter	411	—
Total undiscounted operating lease payments	$5,265	$38
Less: Imputed interest	1,170	9
Present value of operating lease liabilities	$4,095	$29

Weighted average remaining lease term in years	5.3	4.5
Weighted average discount rate	9.2%	11.1%

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

As of September 30, 2023, the Company has received approximately $3.6 million of the $4.5 million Award, including the Amendment’s additional milestone payment, and a related deferred liability balance of $0 and $88 is included in accrued expenses at September 30, 2023 and December 31, 2022, respectively. During the fourth quarter of 2022, for financial and technical reasons, the Company determined that it was not commercially reasonable to continue the development of MAT2501 and instead elected to focus existing resources on other initiatives. As a result, the Company will not receive the balance of the Award and has no further obligations to CFF.

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

Note 10 – Income Taxes

Sale of net operating losses (NOLs) & tax credits

The Company recognized $0 and $1,734 for the nine month periods ended September 30, 2023 and 2022, respectively, in connection with the sale of certain state net operating losses (“NOLs”) and research and development tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

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

For the nine months ended September 30, 2023 and 2022, the Company did not sell any shares of its common stock under its At-The-Market Sales Agreement with BTIG, LLC.

Warrants

As of September 30, 2023, the Company did not have any outstanding warrants to purchase shares of the Company’s common stock. The following table summarizes the changes in warrants outstanding during 2022 and for the nine months ended September 30, 2023:

Shares
Outstanding at December 31, 2021	988
Issued	—
Exercised	(400)
Expired	(350)
Outstanding at December 31, 2022	238
Issued	—
Exercised	—
Expired	(238)
Outstanding at September 30, 2023	—

Basic and diluted net loss per common share

During the three and nine months ended September 30, 2023 and 2022, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of September 30, 2023 and 2022:

	As of September 30,
	2023	2022
Stock options	33,234	27,729
Warrants	—	988
Total	33,234	28,717

Note 12 – Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2023 and 2022:

	Net Unrealized Gain/(Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(824)	$(824)
Net unrealized gain on securities available-for-sale	465	465
Balance, September 30, 2023	$(359)	$(359)

Balance, December 31, 2021	$(145)	$(145)
Net unrealized loss on securities available-for-sale	(790)	(790)
Balance, September 30, 2022	$(935)	$(935)

All components of accumulated other comprehensive income are net of tax.

Note 13 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the nine month periods ended September 30, 2023 and 2022. The term of the Plan is for 10 years and will expire on May 7, 2024, if not amended before then.

The following table contains information about the Company’s stock plan at September 30, 2023:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan	54,294	*	37,915	**	16,379

*	Increased by 8,691 on January 1, 2023, representing 4% of the total number of shares of common stock outstanding on December 31, 2022.
**	Includes both restricted stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and Development	$507	$554	$1,576	$1,660
General and Administrative	689	859	2,100	2,228
Total	$1,196	$1,413	$3,676	$3,888

As of September 30, 2023, total compensation costs related to unvested awards not yet recognized was $6,204 and the weighted-average periods over which the awards are expected to be recognized was 2.2 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the nine months ended September 30, 2023:

Stock Options
Outstanding at December 31, 2022	34,739
Granted	105
Exercised	—
Forfeited	(296)
Expired	(1,314)
Outstanding at September 30, 2023	33,234

Note 14 – Subsequent Events

On November 1, 2023, at a Special Meeting of the Company’s stockholders, a proposal for an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio in the range of 1-for-2 to 1-for-50, with such reverse stock split to be effected at a ratio, time and date, if at all, as determined by the Company’s Board of Directors in its sole discretion. The Board may choose to exercise its discretion at any time prior to November 1, 2024, which is the first anniversary of its approval by stockholders.

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

For the nine month periods ended September 30, 2023 and 2022, our net loss was $17,628 and $17,363, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We believe the cash, cash equivalents and marketable debt securities on hand are sufficient to fund planned operations into the third quarter of 2024, but not beyond. We will seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. These financing alternatives may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about our ability to continue as a going concern.

Financial Operations Overview

Revenue

During the three and nine months ended September 30, 2023, we generated $0 and $1,096, respectively, in contract research revenue resulting from the research collaborations with BioNTech SE and Genentech Inc., and $1,063 and $2,125 during the three and nine months ended September 30, 2022, respectively, from the research collaboration with BioNTech SE. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and nine months ended September 30, 2023 and 2022. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal staffing, overhead and other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Direct research and development expenses:
Manufacturing process development	$349	$417	$942	$1,988
Preclinical trials	101	86	350	711
Clinical development	314	492	1,183	1,702
Regulatory	133	160	463	562
Internal staffing, overhead and other	2,398	2,552	7,886	7,848
Total research and development	$3,295	$3,707	$10,824	$12,811

Research and development activities are central to our business model. We expect our research and development expenses to increase over time because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. However, we anticipate that our research and development expenses during 2023 will be lower than expenses incurred in 2022 as we pause the development of MAT2501 to focus our existing resources on MAT2203 and advancement of our LNC platform delivery technology.

General and Administrative Expenses

General and administrative expense for the three and nine months ended September 30, 2023 were $2,839 and $8,151, respectively, and for the three and nine months ended September 30, 2022 were $2,818 and $8,424, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. We anticipate that our general and administrative expenses during 2023 will remain relatively consistent with expenses incurred during 2022.

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and research and development tax credits under the New Jersey Technology Business Tax Certificate Transfer Program was $0 and $1,734 for the nine month periods ended September 30, 2023 and 2022, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended September 30,
	2023	2022
Revenues	$—	$1,063

Expenses:
Research and development	$3,295	$3,707
General and administrative	2,839	2,818
Operating Expenses	$6,134	$6,525

Revenues. During the three months ended September 30, 2023 and 2022, we generated revenue of $0 and $1,063. The amount earned during the prior year resulted from the exclusive research collaborations with BioNTech SE.

Research and Development expenses. Research and Development (R&D) expense for the three months ended September 30, 2023 and 2022 was $3,295 and $3,707, respectively. The decrease in R&D expense was primarily attributable to the decrease in manufacturing costs of clinical trial materials, in clinical trial consulting costs and in headcount costs.

General and Administrative expenses. General and administrative expense for the three months ended September 30, 2023 and 2022 was relatively consistent at $2,839 and $2,818, respectively, as higher legal fees were offset by lower stock based compensation, insurance premiums and consulting costs.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

The following tables summarize our revenues and operating expenses for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Revenues	$1,096	$2,125

Expenses:
Research and development	$10,824	$12,811
General and administrative	8,151	8,424
Operating Expenses	$18,975	$21,235

Sale of New Jersey net operating losses (NOLs) and tax credits	$—	$1,734

Revenues. During the nine month periods ended September 30, 2023 and 2022, we generated revenue of $1,096 and $2,125. The amount earned during the current year consists of contract research revenue resulting from the research collaboration with BioNTech SE and Genentech Inc., while the amount earned during the prior year resulted from the research collaboration with BioNTech SE.

Research and Development expenses. Research and Development (R&D) expense for the nine month periods ended September 30, 2023 and 2022 was $10,824 and $12,811, respectively. The decrease in R&D expense was primarily attributable to decreases in manufacturing costs of clinical trial materials and in clinical trial consulting costs, partially offset by an increase in headcount costs.

General and Administrative expenses. General and administrative expense for the nine month periods ended September 30, 2023 and 2022 was $8,151 and $8,424, respectively. The decrease in general and administrative expense between periods was primarily due to decreases in consulting fees, insurance premiums and stock based compensation expense, partially offset by increases in legal fees and headcount costs.

Sale of New Jersey net operating losses (NOLs) & tax credits. The Company recognized $0 and $1,734 for the nine month periods ended September 30, 2023 and 2022, respectively, in connection with the sale of state net operating losses and research and development tax credits to third parties under the New Jersey Technology Business Tax Certificate Transfer Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception through private placements and public offerings of our equity securities. As of September 30, 2023, we have raised a total of $156.7 million in gross proceeds and $143.9 million, net, from sales of our equity securities.

As of September 30, 2023, we had cash, cash equivalents and marketable debt securities totaling $18,216.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(10,699)	$(14,857)
Cash provided by investing activities	10,282	4,919
Cash (used in)/provided by financing activities	(6)	84
Net decrease in cash and cash equivalents and restricted cash	$(423)	$(9,854)

Operating Activities

Net cash used in operating activities was $10,699 and $14,857 for the nine month periods ended September 30, 2023 and 2022, respectively. Net losses of $17,628 and $17,363 for the nine month periods ended September 30, 2023 and 2022, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business.

Investing Activities

Net cash provided by investing activities was $10,282 and 4,919 for the nine month periods ended September 30, 2023 and 2022, respectively. The increase of cash provided by investing activities of $5,363 was primarily due to the $9,481 decrease in purchases of marketable debt securities, the $632 decrease in purchases of leasehold improvements and equipment, offset by the $4,750 decrease in maturities of marketable debt securities.

Financing Activities

Net cash (used in)/provided by financing activities was ($6) and $84 for the nine month periods ended September 30, 2023 and 2022, respectively. The decrease of $90 is primarily due to the decrease in the receipt of proceeds of $99 from the exercise of stock options.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of September 30, 2023, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We could be delisted from the NYSE American, which could seriously harm the liquidity of our stock and our ability to raise capital.

We are currently having, and may continue to have, difficulty satisfying NYSE American listing requirements for our common stock. We are currently not in compliance with NYSE American listing requirements, specifically the minimum bid price requirement, and must regain compliance prior to March 21, 2024. If we are unable to regain such compliance, we will cease to be eligible to trade on Nasdaq. In such event:

●	We may have to pursue trading on a less recognized or accepted market, such as the OTC Bulletin Board or the “pink sheets.”
●	Shares of our common stock could be less liquid and marketable, thereby reducing the ability of stockholders to purchase or sell our shares as quickly and as inexpensively as they have done historically. If our stock is traded as a “penny stock,” transactions in our stock would be more difficult and cumbersome.
●	We may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline.

A reverse-stock split of our common stock may not have the intended consequences.

On November 1, 2023, our shareholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-50, to be determined at the discretion of the Board, and to reduce the total number of authorized shares of common stock from 500,000,000 to 250,000,000, which we refer to as the reverse stock split and authorized share reduction, respectively. We believe that the reverse stock split may result in our regaining compliance with the listing standards of the NYSE American, an increase to the market price of our common stock, enhance the appeal of our common stock to the financial community, improve the trading liquidity of our common stock, make it possible for us to “up-list” our common stock to a higher tier stock exchange, and make us eligible for inclusion on certain biotechnology and pharmaceutical trading indices and exchange-traded funds.

However, we cannot assure you that the reverse stock split, if implemented, will result in any anticipated benefits, including compliance with the NYSE American minimum bid price requirement, an increase of the market price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding. Moreover, a reverse-stock split may have the effect of decreasing our overall market value. There can be no assurance that the reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds or improve the trading liquidity of our common stock.

Moreover, the number of shares of our common stock available for issuance following the implementation of the reverse stock split would increase to the extent the reverse stock split reduces the number of outstanding shares of our common stock relative to the number of authorized shares. Such available shares may be used for future corporate purposes, including future acquisitions, investment opportunities, the establishment of collaboration or other strategic agreements, capital raising transactions involving equity or convertible debt securities, future at the market offerings of common stock, or issuance under current or future employee equity plans, and the issuance of equity securities in connection with such transactions may result in potentially significant dilution of our current stockholders’ ownership interests in us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UNDER SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

The information set forth below is included herein for the purpose of proving the disclosure required under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”.

(e) On November 7, 2023, the Company entered into an arrangement with Keith Kucinski, its chief financial officer and principal accounting officer, whereby it agreed to make incentive bonus payments in the amount of $40,000 on or before December 31, 2023, and $60,000 on April 1, 2024, to Mr. Kucinski if he is actively employed in good standing on each such date. If Mr. Kucinski resigns for any reason (other than for Good Reason) or if the Company terminates Mr. Kucinski for Cause (as such terms are defined in Mr. Kucinski’s employment agreement), within 60 days of such date, he is required to return the incentive bonus payment made to him on such date.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: November 8, 2023	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: November 8, 2023	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.6	Description of Securities (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications
*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensation plan, contract or arrangement. Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

