Form 10-K
period 2023-12-31
Matinas BioPharma Holdings, Inc.
filed 2024-03-27
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2023 was approximately $75.9 million.

As of March 18, 2024, there were 217,482,830 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2023

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates which are still in an early development stage;

●	our reliance on our proprietary lipid nanocrystal (LNC) platform delivery technology, and certain related patents which are exclusively licensed to us by Rutgers University (Rutgers);

●	our ability to manufacture GMP batches of our product candidates which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third parties, including third parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry; and

●	our operations, business and financial results could be adversely impacted by global instability caused by armed conflicts, pandemics and geo-political uncertainty.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on delivering groundbreaking therapies using our lipid nanocrystal (LNC) platform delivery technology (LNC Platform). We are seeking to develop an internal pipeline of products utilizing the LNC Platform to successfully encapsulate small molecules and small oligonucleotides and facilitate targeted and extrahepatic delivery to desired cells and tissues without toxicity. In addition, we believe the LNC Platform can also support building an external pipeline of products for leading pharmaceutical companies seeking to develop novel formulations that capitalize on the unique characteristics of the LNC Platform to facilitate, enhance and optimize the delivery of complex molecules, including small molecules, antisense oligonucleotides (ASOs) and silencing or short interfering RNAs (siRNAs).

Our current lead product candidate is MAT2203 (oral amphotericin B), a highly potent antifungal drug which, by virtue of LNC delivery, has been made oral, safe, and well-tolerated for prolonged administration in patients with life-threatening invasive fungal infections. Following the successful EnACT Phase 2 trial in the treatment of cryptococcal meningitis, MAT2203 is now positioned for a single, Phase 3 registration trial (the ORALTO trial) in support of a New Drug Application (NDA) for the treatment of invasive aspergillosis in patients with limited treatment options.

Additional internal discovery programs are currently directed at:

1.	the safe and effective delivery of chemotherapeutic agents for oncology applications; and,

2.	the formulation and delivery of small oligonucleotides, such as antisense oligonucleotides (ASOs) and silencing or short interfering RNAs (siRNAs), with a primary therapeutic focus on inflammation.

We are dedicated to maximizing the value associated with our unique LNC Platform. This proprietary platform technology, which partially relies upon an exclusive worldwide license from Rutgers University to certain intellectual property, nano-encapsulates chemical and biological payloads in a manner that facilitates safe, efficient, and targeted intracellular delivery for a wide variety of molecules. LNCs have been used to successfully deliver a variety of therapeutic compounds in vivo, including small molecules, peptides, proteins, and small oligonucleotides. Importantly, LNCs are well differentiated from other lipid nanoparticle delivery technologies.

Our LNCs are primarily comprised of phospholipids, like phosphatidylserine (PS), calcium (which is required to keep LNCs intact) and a designated therapeutic cargo, which is trapped inside or between the bilayers of the LNC, resulting in a highly stable, crystalline structure which protects the cargo and allows for oral administration surviving gastrointestinal conditions. Outside of cells, such as in gastrointestinal fluid and in blood, normal extracellular levels of calcium maintain this crystalline structure, whereas in tissues LNCs are avidly taken up by professional phagocytes, as well as infected, inflamed, and malignant cells. In the much lower calcium environment of the cytosol, LNCs lose their crystalline structure and release their cargo intracellularly.

LNCs have a novel targeting profile utilizing PS to facilitate both membrane fusion and PS-receptor mediated endocytosis. Depending on the therapeutic target being approached, the cargo may either have a direct impact inside that particular cell, or, alternatively blood cells such as neutrophils can act as a vehicle to indirectly deliver cargo to target tissues, as in the case of infection or inflammation. LNCs also have a neutral immunogenic profile enabling repeated administration, unlike lipid nanoparticle (LNP) delivery, which because of inherent cytotoxicity may also not be amenable to repeat administration. Uniquely, the highly stable structure of LNCs permits oral administration (not possible with LNPs) since the cargo is protected within the LNC structure from the harsh environment of the gastrointestinal tract.

Preclinical and clinical studies have consistently demonstrated that orally administered LNCs can successfully deliver therapeutic cargos in vivo, to sites of infection, to areas of inflammation, and to tumors. All these target tissues have cells with PS exposed on their surface (which creates opportunities for direct fusion with the cell membrane), as well as specific PS-recognizing receptors on tissue-resident professional phagocytes (which facilitates additional cellular uptake via endocytosis). The ability to target diseased tissues – and potentially avoid off-target effects - the capability to enter cells via both fusion and endocytic mechanisms, and the ability of LNCs to encapsulate – and deliver - a broad range of therapeutic agents provides a solid foundation from which to create a broad pipeline of internal product candidates and external partnerships. While the delivery of therapeutic nucleic acids has advanced considerably in recent years, to date there has been little progress in orally delivered oligonucleotide therapeutics beyond conjugated oligos specifically targeting the liver. Similarly, there are also significant potential opportunities for both small molecules (with potential for both enhanced safety and increased efficacy) and small oligonucleotides in the oncology area.

MAT2203

Our lead drug candidate based on the LNC Platform is MAT2203, an oral formulation of amphotericin B, a well-known and highly effective antifungal drug. Amphotericin B is currently only available in IV formulations which are associated with significant renal toxicity and have labeled restrictions on their use for up to 2 weeks in the United States and only 1 week in most parts of the world due to toxicities, the most prevalent of which is severe nephrotoxicity. Despite these limitations, amphotericin B is currently used and approved to treat a variety of invasive, and potentially deadly, fungal infections due to its potency. MAT2203, which is formulated using our LNC Platform, has the potential to preserve or even increase the efficacy of amphotericin B, while eliminating the risk of nephrotoxicity and providing more convenient and cost-effective oral administration. MAT2203’s product profile has allowed physicians and patients to use MAT2203 for longer periods of time and more broadly than amphotericin B has ever have been used previously and in an outpatient setting.

MAT2203 has been developed to date with the assistance and financial support of the National Institutes of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH). MAT2203 has been designated as a Qualified Infectious Disease Product (QIDP) with Fast Track Status for the treatment of invasive candidiasis, the treatment of aspergillosis, the prevention of IFIs in patients who are on immunosuppressive therapy, and, most recently with an Orphan Designation for the treatment of cryptococcosis. We plan to pursue additional orphan designations for the treatment of aspergillosis, the treatment of invasive candidiasis and the treatment of certain endemic mycoses. Upon approval, MAT2203 could be eligible for up to 12 years of regulatory or marketing exclusivity in the United States.

The initial indication for MAT2203 is early step-down therapy from IV amphotericin B for the treatment of invasive aspergillosis in patient with limited treatment options. Invasive aspergillosis is a serious and life-threatening invasive fungal infection that occurs primarily in severely immunocompromised patients with hematological malignancies and in transplant recipients. This initial step-down indication is a gateway indication, as we plan to expand the utilization of MAT2203 into the treatment of other invasive fungal infections (IFIs) and potentially even for prophylaxis against IFIs in immunocompromised patients, such as transplant patients.

The EnACT (Encochleated Oral Amphotericin for Cryptococcal Meningitis Trial) Phase 2 study was a Phase 2 prospective, randomized, open-label, sequential cohort study, financially supported by the NIH NINDS, evaluating the safety, tolerability, and efficacy of MAT2203 in 100 HIV-positive persons with cryptococcal meningitis. The EnACT trial included a total of four cohorts of patients, with the first two cohorts testing MAT2203 as early step-down therapy following initial treatment with IV amphotericin B during the 14-day induction period, and the second two cohorts testing MAT2203 as potentially all oral therapy. The induction period for all patients in each cohort (active or control) is 14 days, followed by an additional four weeks of treatment (active or control) during a consolidation/maintenance period. Cohorts 1 and 3 were safety lead-ins to Cohorts 2 and 4, respectively, which were the key efficacy cohorts for EnACT.

The primary endpoint in EnACT was Early Fungicidal Activity (EFA), a measurement of cerebrospinal fluid fungal clearance. EFA is a well-validated quantitative measure of the efficacy of antifungal agents and is a key surrogate marker for survival. EFAs of less than 0.20 log10 Cryptococcus colony forming units (CFUs) per mL CSF per day are associated with significantly higher mortality and worse clinical outcomes1. EFA measured above this threshold is clinically meaningful and represents robust fungal clearance. In the second cohort of EnACT, the mean EFA achieved with patients treated with MAT2203 was 0.38 log10 CFU/mL/day, with 95% confidence intervals (0.30 to 0.46) significantly higher than the prespecified primary endpoint threshold of >0.20. All patients treated with MAT2203 who completed the induction phase achieved sterile CSF cultures during treatment (either during induction or early consolidation phases). There was no evidence of breakthrough or relapsed cryptococcal infections observed in any of the patients during treatment with MAT2203 through 10 weeks. In Cohort 2, overall survival was 90% after 18 weeks in 40 patients randomized to receive MAT2203.

Interim data from Cohort 4 of the Phase 2 EnACT study of MAT2203 (oral amphotericin B) for the treatment of cryptococcal meningitis (CM) were presented at IDWeek in October 2022. As part of IDWeek, the EnACT abstract was the recipient of the Outstanding Abstract and IDSA Awardee by the Infectious Diseases Society of America. In the EnACT trial, MAT2203 exceeded the primary endpoint threshold for early fungicidal activity (EFA) of 0.20 log10 CFU/mL/day, with a mean EFA achieved of 0.30 log10 CFU/mL/day with 95% confidence intervals from 0.22 – 0.38.

Cohort 4 also yielded key secondary endpoints, including overall survival and safety. For 40 patients receiving MAT2203 treatment, overall survival remained at 90% through 18 weeks, while the survival rate at Week 2 was 95% (the primary endpoint for the upcoming Phase 3 registration trial in cryptococcal meningitis). Importantly, the incidence of adverse events relating to kidney function and anemia were significantly lower for MAT2203 compared to the conventional IV amphotericin B standard of care treatment across the entirety of the EnACT trial, with no evidence of kidney toxicity even with up to 6 weeks of oral MAT2203 treatment.

In February 2024, we announced agreement with the United States Food and Drug Administration (FDA) on the design of a single Phase 3 registration trial of MAT2203 in patients with invasive aspergillosis who have limited treatment options, including consensus on all critical elements of the registrational path for MAT2203 (the ORALTO trial).

ORALTO is a Phase 3, randomized, multicenter, open-label, adjudicator-blinded study to evaluate the efficacy and safety of MAT2203 as an oral step-down treatment following treatment with AmBisome® (liposomal IV-amphotericin B) compared with the standard of care in patients with invasive aspergillosis who have limited treatment options. The primary efficacy endpoint is all-cause mortality at study day 42.

Key secondary objectives include:

1*Clin Infect Dis. 2020;71(5):e45-49

(a)	demonstration of superiority of oral-step down treatment with MAT2203 compared with AmBisome for treatment-related toxicities leading to changes in treatment (i.e., dose adjustment/discontinuations or changes to treatment regimens);

(b)	long-term survival benefit of MAT2203 using all-cause mortality at study day 84;

(c)	evaluation of the impact of MAT2203 on healthcare resource utilization and quality of life impact.

Enrollment is expected to include approximately 216 adults with recently diagnosed probable or proven invasive aspergillosis who are being treated with AmBisome due to their inability to receive an IV mold-active azole and with limited alternative treatment options. Following up to two days of initial treatment with AmBisome, eligible study participants will be entered into the study and randomized in a 2:1 ratio to receive either oral MAT2203 or continued AmBisome treatment followed by standard of care.

All study participants will receive up to 12 weeks of treatment starting from the first day of treatment with AmBisome. It is anticipated that all study participants will be hospitalized during the initial AmBisome treatment period. After step-down to oral MAT2203, study participants may be discharged from the hospital to continue treatment on an outpatient basis, as clinically appropriate.

An independent Data Review Committee, who will be blinded to treatment, will adjudicate primary and secondary endpoints, including clinical, radiological, and mycological responses. Once approximately 75% of participants are enrolled, an independent Data Safety Monitoring Board will review the overall pooled all-cause mortality rate in a blinded fashion to ensure that the sample size assumptions are reasonable and that the study is adequately powered. Should the pooled event differ substantially from expected levels, a sample size adjustment can be made to the trial.

ORALTO will be conducted at approximately 65 investigator sites in the U.S., Europe, South America, Middle East, and Asia Pacific. Enrollment is expected to commence in the second half of 2024 and is expected to require approximately 24 months.

We are actively engaged in an ongoing partnership process for MAT2203, seeking one or more development and/or commercialization partners. We will require either (i) the consummation of a partnership transaction, or (ii) raising additional capital, prior to commencing the ORALTO trial.

In addition to conducting the EnACT trial, a MAT2203 Compassionate/Expanded Use Access Program was established to provide MAT2203 on a compassionate use basis. Enrollment into the Program requires that patient applicants meet certain criteria for eligibility, including:

●	the patient has no other treatment options.
●	the invasive fungal infection is serious and/or life-threatening.
●	the patient is expected to benefit from oral MAT2203 treatment and can tolerate oral medication; and
●	the patient has a reasonable life expectancy, and their underlying conditions are under control.

19 patients to date have been enrolled in the Program at multiple healthcare institutions, including the University of Michigan, Johns Hopkins, Nationwide Children’s Hospital, City of Hope, Vanderbilt University Medical Center, the National Institutes of Health, Children’s Hospital of Philadelphia, Memorial Sloan Kettering Cancer Center, and the University of California, San Diego School of Medicine. The majority of enrolled patients are post-transplant or are undergoing treatment for underlying malignancies. The infections being treated with MAT2203 include a variety of micro-organisms (including Aspergillus, Mucorales species, Candidiasis, Fusarium and suspected Coccidioides) occurring at multiple sites of infection, including brain, bladder/colon, bone, lung, sinus, and skin. Most patients were receiving AmBisome® prior to enrollment but developed treatment-limiting nephrotoxicity and most also required treatment for either azole-resistant organisms or had clinically failed azole therapy and had no other treatment options.

Of the 19 patients enrolled in the Program, 15 have available follow-up and 4 recently initiated or will soon commence treatment with MAT2203.

●	12 of the 15 patients had either complete clinical resolution or objective improvement in clinical markers of infection (including radiologic and mycologic).

●	Of the 5 patients who completed their full individually specified course of treatment (ranging from 2 weeks to 1 year, depending on the infection) - all have had complete clinical resolution with no relapses or recurrence of their infection.

●	5 additional patients have shown objective improvement in clinical markers and are continuing treatment with MAT2203 as planned.

●	5 of the 15 patients were unable to complete their individually specified course of treatment, although 2 saw significant clinical improvement of their fungal infection and are included in the 12 overall successful cases.

–	2 patients transitioned to palliative care shortly after starting therapy with MAT2203 because of unanticipated progression of their malignant disease.

–	1 patient discontinued therapy after two days due to underlying GI issues (i.e., Crohn’s disease).

–	1 patient passed away due to progression of their underlying disease approximately 8 weeks into therapy (but previously experienced significant clinical improvement of their fungal infection).

–	1 patient discontinued MAT2203 treatment following 10 weeks of therapy due to underlying GI issues (long-standing nausea/vomiting), but with improvement in their fungal infection.

Importantly, all patients who experienced renal toxicity following treatment with AmBisome saw their renal function return to baseline after transitioning to MAT2203 therapy and suffered no further renal side effects over the course of extended treatment with MAT2203.

LNC Platform Work

In addition to advancing MAT2203 into the ORALTO Phase 3 trial, we continue to expand the utilization of the LNC Platform with small molecules and small oligonucleotides outside of infectious disease, targeting inflammation and oncology.

Inflammation

We are investigating a variety of LNC formulations of two small oligonucleotides designed to target inflammatory cytokines IL-17A and TNFα and have conducted a series of in vitro and in vivo studies evaluating the biological activity associated with oral delivery as well as the corresponding associated clinical benefit of IL-17A knockdown in an imiquimod (IMQ) induced murine psoriasis disease model.

These preliminary studies have documented biological activity in the form of cytokine knockdown and have also provided some evidence of associated tangible clinical benefit with improvements in skin lesion appearance (redness, scaling) in this qualitative psoriasis model. These data remain under evaluation and the analyses are focused on (a) clarifying the strength and time course of cytokine inhibition, and (b) evaluating cytokine mRNA levels and specific tissue responses in these models to better understand and interpret these data.

In December 2023, we announced results from a series of in vivo studies demonstrating successful oral delivery of two LNC-formulated small single-strand oligonucleotides that specifically target key inflammatory cytokines TNFα and IL-17A in well-established and validated animal models that mimic acute inflammatory responses seen in human diseases.

Acute Colitis Study (“TNFα”)

A dextran sulfate sodium (“DSS”)-induced murine colitis model was used to evaluate an orally administered LNC-delivered small oligonucleotide that specifically targets TNFα mRNA synthesis. Colon tissue TNFα mRNA levels, as assessed by quantitative real-time PCR analysis, were lower following orally administered active LNCs, resulting in statistically significant reductions of serum TNFα levels by 37% compared with diseased, but untreated animals. Importantly, clinical disease activity scores at key time points in the studies were also significantly improved with an active LNC formulation.

Acute Psoriasis Study (“IL-17A”)

An imiquimod (“IMQ”)-induced murine psoriasis model was used to evaluate an orally administered, LNC-delivered small oligonucleotide designed to inhibit IL-17A mRNA synthesis, which contributes significantly to the progression of psoriatic skin lesions. Similar to the DSS colitis model, skin tissue levels of IL-17A mRNA in the IMQ psoriasis model were lower with orally administered active LNCs compared with IMQ alone. In this model, while IL-17A serum levels were not expected to change, improvement was demonstrated in clinical disease markers of skin redness and scaling, further validating the biological activity of these small oligonucleotides.

Oncology

In November of 2023 we announced positive results from an in vivo animal study of an oral LNC formulation of docetaxel, a well-known chemotherapeutic agent used in the management of multiple metastatic and unresectable tumors. Anti-tumor effects of daily oral LNC-docetaxel were comparable to IV-docetaxel with statistically significant reductions in tumor volume compared with untreated controls at Day 14 (high dose oral LNC -63%; low dose oral LNC -57%; IV docetaxel -68%), and similar reductions in tumor weight at Day 14. No systemic toxicities were noted. Body weight was stable over treatment duration and hematologic parameters were similar to untreated controls.

In March 2024 we announced positive results from an additional in vivo study of LNC-docetaxel in healthy mice. The goal of the study was to determine whether an oral LNC formulation of docetaxel could improve the overall safety profile of conventional IV-administered docetaxel. The study included 24 healthy BALB/c mice divided into three treatment groups: (1) control animals treated with oral saline, (2) IV-docetaxel (30 mg/kg, or 0.6 mg/dose) administered once a week for three weeks, and (3) oral LNC-docetaxel (37.5 mg/kg, or 0.75 mg/dose) administered once daily over three weeks. The primary endpoint of the study was change in body weight over the treatment period which how toxicity is primarily manifested in this model.

Key takeaways included the following:

●	Through Day 22, the total amount of docetaxel administered with the oral LNC-docetaxel formulation was more than 8x greater than with IV-docetaxel (the final IV dose was used to measure pharmacokinetics).

●	All mice treated with IV-docetaxel lost a significant amount of weight (toxicity), with an average peak loss of 20% of their original body weight.

●	Mice treated with oral LNC-docetaxel maintained their body weight, which was statistically no different than the weight of control mice treated with oral saline.

●	One mouse in the IV-docetaxel group died prior to the conclusion of the study and was censored from the analysis (last measurement was -32% body weight loss); the curve of the IV-docetaxel group also reflects the expected 7-day recovery following an IV dose of docetaxel.

●	The daily administered oral LNC-docetaxel dose was 50% higher, and the total amount of drug administered was 3.5 times greater, than the LNC-docetaxel dose administered in a previous study that demonstrated anti-tumor activity comparable to IV-docetaxel in a syngeneic mouse melanoma model.

Next steps include evaluating the efficacy of the current LNC-docetaxel formulation in other tumor models. Additionally, we plan to evaluate the potential anti-tumor activity of LNC formulations of small oligonucleotides.

Strategy

We are focused on redefining the intracellular delivery of nucleic acids and small molecules through our LNC Platform and its application to overcome current challenges in safely and effectively delivering small molecules, nucleic acids, gene therapies, proteins/peptides, and vaccines.

Key elements of our strategy include:

●	Advancing MAT2203 into the ORALTO trial for the treatment of invasive aspergillosis in patients with limited treatment options by securing a development and/or commercial partner. This initial indication is designed to be a gateway indication to establish the pharmacodynamic bridge necessary to expand the use of MAT2203 into other indications to treat deadly invasive fungal infections (e.g., mucormycosis, candidiasis and the endemic mycoses) through limited additional clinical work under a 505(b)(2) pathway, thereby making MAT2203 a pipeline in a product.

●	Expanding the utilization of our LNC Platform with other small molecules and small oligonucleotides into inflammation and oncology in order to develop an internal pipeline of differentiated drug candidates. Oral, extrahepatic and non-toxic intracellular delivery of these molecules would represent a significant advancement.

●	Building an external pipeline of collaborations focused on our LNC Platform with leading pharmaceutical companies to provide delivery solutions for their complex small molecules and small oligonucleotides, including ASOs and siRNAs.

Our Lipid Nanocrystal (LNC) Platform

Safe, efficient, and targeted intracellular delivery of medicines remains one of the biggest challenges in the pharmaceutical and biotech industry today. An ever-growing understanding of the complex biology within cells has given rise to increasingly sophisticated therapeutic approaches targeting the genetic machinery driving metabolic activity within cells. However, challenges remain, especially for small molecules causing significant toxicity and for therapeutic oligonucleotides in areas including safely and efficiently delivering cargo to the interior of a cell, delivering to targets beyond the liver and in providing opportunities for longer-term oral delivery to increase convenience and resulting in a potentially significant pharmacoeconomic impact.

Strategically, we are seeking to leverage the unique features of the LNC Platform and the biology of phosphatidylserine to extend potential applications for the intracellular delivery of highly potent, but highly toxic small molecules as well as the oral, target delivery of small oligonucleotides.

LNCs – Background

“Cochleate lipid cylinders” were originally described in scientific literature as complex, cylindrical, multi-lamellar structures arising from the addition of Ca++ to sonicated liposomal preparations of phosphatidylserine (PS) in an aqueous solution, with the lamellae folded in a spiral, crystalline configuration that excludes water. When sufficient external calcium is present, these structures remain in a crystalline state, while the addition of etheylenediaminetetraacetic acid (EDTA) to these preparations (removing the calcium) results in the loss of the stable spiral crystalline structure (Figure 1).

Figure 1: Cochleate Formation

We have developed techniques to embed cargo molecules within cochleates as they are assembled. These new cargo-carrying structures (termed lipid nanocrystals, or LNCs) have been used to successfully deliver several different cargo molecules to cells in vitro and to animals and humans in vivo. Because of their exceptional stability (an anhydrous crystalline structure) and unique composition (PS-containing bilayers), we believe that LNCs are a promising alternative for the intracellular delivery of a variety of small molecules – proteins, peptides – and small oligonucleotides such as ASOs and siRNA. In addition, since the normal physiologic levels of calcium in the gut can maintain their crystalline structure, LNC formulations can also potentially be delivered orally, as the encapsulated cargo is protected from degradation by harsh environmental conditions or enzymes (Figure 2).

Figure 2: LNCs Encapsulate and Protect their Cargo in a Water-free Environment

Importance of Phosphatidylserine

Phosphatidylserine (PS) is present in virtually all cells and is an integral part of the cell membrane. PS is normally localized to the inner part of the membrane bilayer by active cellular processes and not normally exposed externally (Figure 3). However, when cells are injured and/or apoptotic, PS moves from the inner layer to the outer layer and is the primary “eat me” signal driving efferocytotic clearance of apoptotic cells by professional phagocytes.

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

Mechanistically, the cellular entry of LNCs is driven by PS, which is an important participant in both efferocytotic clearance of apoptotic cells and in physiologic cellular fusion processes (Figure 3). As noted, apoptotic cells expressing PS on their surface are recognized and cleared by professional phagocytes, without eliciting the normal inflammatory responses that might otherwise be anticipated with cell death. Professional phagocytes themselves have several very specific PS receptors that facilitate this clearance. Parenthetically this mechanism is exploited by enveloped viruses to facilitate viral uptake by immune cells – “viral apoptotic mimicry” – noting that the “envelope” of enveloped viruses is basically comprised of PS. Thus, phagocytosis of LNCs by professional phagocytes (and some non-professional phagocytes) becomes one mechanism for intracellular delivery of LNCs.

Figure 3: Importance of Phosphatidylserine (PS) in apoptotic phagocytosis

As described above, in addition to its role as an “eat-me” signal for uptake of apoptotic cells by phagocytes, PS also plays a very important role in normal physiologic cellular fusion processes – as a “fuse-me” signal (such as with the formation of myotubules from myoblasts, the formation of osteoclasts from osteoblasts, and the fertilization of an of egg by sperm to form a zygote) or even as a “heal me” signal (as with axonal fusion after injury or repair of injured cell membranes). Consequently, the presence of PS on both the surface of LNCs and on the surface of targeted somatic cells (which themselves may express PS because of injury or inflammation) creates additional opportunities for intracellular delivery via direct cellular fusion (Figure 4).

Figure 4 – Importance of Phosphatidylserine (PS) in Cellular Fusion

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

Differentiation from LNPs

Conventional LNPs in blood bind ApoE to their surface and are taken up into cells by clathrin-mediated endocytosis via the ApoE-recognizing LDL receptor. From within early endosomes, LNPs then act to disrupt the endosomal membrane and gain entry to the cytosol. Endosomal escape of LNPs is a very inefficient process, with endosomal escape rates of generally < 5%. Administration of LNPs can also be associated with injection site reactions and other toxicities arising from the destruction of the endosomal membrane, which, ultimately, can limit their chronic use. Additionally, LNPs cannot be delivered orally. LNC delivery can overcome many of the limitations of LNPs with oral administration, extra-hepatic targeting, multiple potential cellular entry mechanisms, a breadth of payload capabilities, the ability to target both immune and somatic cells, reduced toxicity/improved safety, and opportunities for safe, chronic long-term administration. Each of these have been validated with the clinical success of MAT2203 in the treatment of deadly invasive fungal infections.

Therapeutic Targets

Infection

The therapeutic applications of our proprietary delivery technology have focused initially on the delivery of potent, highly effective anti-infective agents that have treatment-limiting potential toxicities, including irreversible toxic effects on kidney and hearing function. In MAT2203, we have developed a less toxic and orally bioavailable formulation of the potent (but otherwise highly toxic) fungicidal drug amphotericin B that can be safely used for longer periods of time than currently possible with conventional amphotericin in the treatment of deadly fungal infections. This, in turn, has created potential opportunities to use amphotericin B in ways that were not previously possible with conventional formulations, and create opportunities for amphotericin treatment in settings where conventional amphotericin has proven to be too toxic, and open the possibilities for much longer-term treatment which should result in overall improved outcomes for patients with a significant pharmacoeconomic impact.

Inflammation

With the observation that LNCs are avidly taken up by innate immune cells (monocytes, neutrophils, and dendritic cells) we believe that LNCs could become very useful in treating inflammatory diseases. We have gained access to a number of small oligonucleotides that are capable of very selectively knocking down individual cytokines – specifically IL-17A and TNFɑ. We have successfully advanced the program with these small oligos, first with successful, efficiently encapsulated LNC formulations, and next with in vitro validation of the efficacy of the LNC formulations. More recently, we have progressed two of these LNC-formulated small oligos into in vivo studies in animal disease models, with successful demonstration of both measurable biological activity and potential therapeutic efficacy in two different models. In a murine imiquimod-induced psoriasis model we observed reductions of tissue IL-17A mRNA, accompanied by improvement in skin redness and scaling. Similarly, in a murine DSS model of inflammatory bowel disease, daily oral administration of an oral LNC formulation of the TNFɑ targeted oligonucleotide resulted in reductions of colon TNFɑ mRNA, significant reductions in serum TNFɑ levels, and significant improvements in disease activity scores.

Cancer

Building on the success of MAT2203 in creating a safe, effective formulation of amphotericin that can be administered orally for much longer periods of time for the treatment of deadly fungal infections, and having seen how avidly tumor cells can take up LNCs in vitro, we have extended the application of LNC technology to oncology applications. Some tumors cell lines are also known to have relatively high levels of surface PS expression, which provides potential directionality for those tumors which may respond positively to treatment with LNC-mediated chemotherapies. Building upon our experience with MAT2203, there are two specific areas where we believe that LNCs could provide major advances:

1)	potential for reduced toxicity because of tissue-targeted delivery and low blood levels
2)	potential for enhanced efficacy through more efficient delivery

We began initial formulation work with a number of chemotherapeutic agents, and ultimately chose to move forward with docetaxel. We have shown in vitro therapeutic efficacy that proved even better than conventional docetaxel, and moved rapidly to in vivo studies and into a syngeneic mouse melanoma model (with known high surface PS expression). In this model, our oral LNC formulation of docetaxel proved to be equally effective as conventional intravenous docetaxel. Moreover, despite daily oral administration of the LNC formulation, there was no adverse impact on body weight, and no indications of any hematologic toxicity. Through this work, we have demonstrated that an oral LNC formulation of docetaxel, administered daily, can deliver levels of drug to tumors provide a comparable therapeutic response to that of conventional IV docetaxel, without any indications of toxicity. Additional in vivo work in healthy mice has shown that even higher doses of LNC docetaxel (50% greater) were equally free from toxicity, while similar increases in the IV docetaxel dose were accompanied by indications of toxicity, with a mean weight loss of approximately 20%.

Our LNC Clinical Stage Asset: MAT2203

Our lead product candidate, MAT2203, is an orally administered LNC formulation of a broad spectrum anti-fungal drug called amphotericin B. Traditionally, amphotericin B is an IV-administered drug used as a last resort for treatment of systemic fungal infections resistant to triazoles and echinocandins, including resistant candidiasis, cryptococcal meningoencephalitis, and aspergillosis. To date, there have been little to no reported clinically observed drug-resistance to amphotericin B, further bolstering the use of this compound as the most likely last resort treatment for fungal infections in the foreseeable future. However, the use of amphotericin B is relatively limited because it is currently only available as an IV-administered product and has documented history of severe toxicity (most notably nephrotoxicity). By utilizing our LNC Platform to nano-encapsulate amphotericin B, we have created an opportunity for the drug to be administered orally with targeted delivery to infected cells and tissues, which we believe may have fewer side effects than the currently available IV-formulations of amphotericin B, and potentially result in greater efficacy due to the ability to administer amphotericin B safely for longer periods of time.

Our LNC delivery of amphotericin B changes the bio-distribution, resulting in a higher level of amphotericin B at the site of infection and a lower level of free circulating drug. By reducing the amount of circulating drug, our LNC Platform may reduce overall toxicity. Importantly, drug concentrations will be high only in target tissues due to the migratory nature of drug-carrying phagocytes to inflammatory regions. Based upon data generated to date, we believe MAT2203 has the potential to offer improved safety and reduced toxicity, and, as a result, we believe MAT2203 will be able to offer a categorically different and improved formulation that delivers orally administered amphotericin B, directly to the target cell at the site of infection.

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

The profile of MAT2203, which facilitates the oral, targeted, and non-toxic delivery of amphotericin B has the potential to fundamentally change the treatment paradigm for IFIs, which are a rapidly growing global threat.

The Increasing Problem of Fungal Pathogens

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

We believe that MAT2203 has the potential to become a best-in-class therapy for the treatment of IA and for other IFIs more broadly by offering the following key potential benefits:

●	Potential to treat resistant pathogens. We believe that MAT2203 has the potential to prevent and treat fungal infections caused by drug-resistant fungi, including those resistant to existing azoles and echinocandins, due to amphotericin B’s fungicidal (i.e., killing the fungi) nature and potency against resistant strains and the potential for our LNC Platform to provide higher drug exposure directly at the site of infection early during therapy.

●	Enabling an all-oral therapy. The ability to step-down to an oral amphotericin B product early during treatment of an invasive fungal infection will offer significant benefit to patients for whom there are only limited oral treatment options that carry significant issues of safety, tolerability, and high propensity of resistance, as seen with the azole class of antifungals.

●	Shorter and less costly hospital stays and lower outpatient costs. By providing physicians and patients with access to an orally available, broad spectrum fungicidal agent in MAT2203, we believe that there is significant potential to reduce hospital costs, which account for over 70% of the overall treatment cost of IFIs.

MAT2203 Development History and Plan

Preclinical Data

MAT2203 has demonstrated antifungal activity when administered orally in several animal models for Cryptococcus, Candida, and Aspergillus infection [Zarif et al, 2000; Perlin, 2004; Lu et al, 2019]. The efficacy in these animal models has been shown to demonstrate comparable or superior antifungal activity compared to IV amphotericin B but with reduced toxicity.

The in vivo efficacy of MAT2203 has been shown in multiple mouse models infected with Cryptococcus neoformans; these studies were conducted by Dr. Peter Williamson at NIH [Lu et al, 2019]. Multiple studies demonstrated the potential for MAT2203 to be administered in combination with 5FC to provide an effective oral formulation for treatment of cryptococcal meningitis. Using a 3-day delayed model of murine cryptococcal meningoencephalitis and a large inoculum of a highly virulent strain of serotype A C. neoformans, MAT2203, administered in combination with 5FC, was found to have efficacy equivalent to administered amphotericin B deoxycholate with 5FC and superior to oral fluconazole without any observed toxicity. The transport of fluorescent MAT2203 particles to the brain as well as significant brain levels of amphotericin drug was demonstrated in treated mice, and immunological profiles were similar to those of mice treated with conventional amphotericin B. These studies suggest the potential for an efficacious oral formulation of a known fungicidal drug against intrathecal cryptococcal disease. MAT2203 therefore provides a promising therapeutic option for CM.

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

EnACT Phase 2 Trial

Based a comprehensive preclinical data package, the NIH financially supported a grant application from the University of Minnesota to conduct the EnACT Phase 2a/b trial in Uganda. This study was initiated in October 2019 and explored the use of MAT2203 for both induction and maintenance therapy in the treatment of cryptococcal meningitis, which is one of the most frequent and opportunistic infections in HIV patients. Given the high morbidity and mortality associated with CM in HIV patients, the clinical unmet need is very high with the global burden estimated at 1 million cases annually.

EnACT consisted of two parts. Part 1 of EnACT was conducted in HIV-positive patients with a history of cryptococcosis, evaluated ascending oral doses of MAT2203, and identified a safe maximum tolerated dose for Part 2 of the trial.

Part 2 of EnACT was a prospective, randomized, open-label sequential cohort clinical trial to investigate the safety, tolerability, and efficacy of oral MAT2203 in 100 HIV-positive persons with cryptococcal meningitis compared to SOC. The EnACT trial included a total of four cohorts of patients, with the first two cohorts testing MAT2203 as early step-down therapy following initial treatment with IV amphotericin B during the 14-day induction period, and the second two cohorts testing MAT2203 as potentially all oral therapy. The induction period for all patients in each cohort (active or control) is 14 days, followed by an additional four weeks of treatment (active or control) during a consolidation/maintenance period. Cohorts 1 and 3 were safety lead-ins to Cohorts 2 and 4, respectively, which were the key efficacy cohorts for EnACT.

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

In Cohort 2 of EnACT, we reported the following results:

Potent Early Fungicidal Activity (EFA), Cerebrospinal Fluid (CSF) Sterilization, with No Evidence of Breakthrough Infections During Treatment with MAT2203

●	The primary endpoint in EnACT was EFA, a measurement of cerebrospinal fluid fungal clearance. EFA is a well-validated quantitative measure of the efficacy of antifungal agents and is a key surrogate marker for survival. EFAs of less than 0.20 log10 Cryptococcus colony forming units (CFUs) per mL CSF per day are associated with significantly higher mortality and worse clinical outcomes[2]. EFA measured above this threshold is clinically meaningful and represents robust fungal clearance. In the second cohort of EnACT, the mean EFA achieved with patients treated with MAT2203 was 0.38 log10 CFU/mL/day, with 95% confidence intervals (0.30 to 0.46) significantly higher than the prespecified primary endpoint threshold of >0.20.

●	All patients treated with MAT2203 who completed the induction phase achieved sterile CSF cultures during treatment (either during induction or early consolidation phases).

●	There was no evidence of breakthrough or relapsed cryptococcal infections observed in any of the patients during treatment with MAT2203 through 10 weeks.

Survival

●	Overall survival was 95% in 40 patients randomized to receive MAT2203.

2*Clin Infect Dis. 2020;71(5):e45-49

Safety

●	MAT2203 showed no evidence of renal toxicity or electrolyte abnormalities attributable to MAT2203, no major safety signals, and no use-limiting tolerability issues, even with longer-term treatment with MAT2203 extended beyond induction into the consolidation phase, from week 2 to week 6.

In Cohort 4 of EnACT, we reported the following results:

Efficacy and EFA

●	The CSF yeast clearance rate exceeded the prespecified primary endpoint threshold target of >0.20, with a mean EFA achieved of 0.30 log10 CFU/mL/day with 95% confidence intervals from 0.22 – 0.38.

●	Several participants with high baseline fungal burdens had noteworthy antifungal activity within the MAT2203 treatment arm, including one patient with quantitative cryptococcal culture as high as 915,000 CFU/mL at the time of screening with effective clearance during the induction period, a key demonstration of potent antifungal activity, even in the most challenging of cases.

Survival

●	In 40 patients receiving MAT2203 treatment, interim survival is currently 90%, while the survival rate at Week 2 was 95%.

Safety

●	MAT2203 patients had fewer Grade ≥3 Clinical Adverse Events (42%) vs. SOC treatment (59%).

●	The incidence of adverse events relating to kidney function and anemia were significantly lower for MAT2203 compared with the SOC treatment, with no evidence of kidney toxicity seen with six weeks of oral MAT2203 treatment.

●	The favorable safety and tolerability data seen in Cohort 4 support the use of oral MAT2203 for longer-term use, something not previously feasible due to associated toxicities with currently available IV formulations of amphotericin B.

The EnACT trial results were published in the Journal of Clinical Infectious Diseases in August 2023 as an Editor’s Choice manuscript.

Expanded/Compassionate Use Access Program

Following completion of the EnACT Trial, we initiated our Expanded/Compassionate Use Access Program in 2022 to demonstrate that MAT2203 could have a significant impact in treating patients with invasive fungal infections with limited or no treatment options, which are very similar to the patients we believed we would be enrolling in a Phase 3 clinical trial.

19 patients to date have been enrolled in the Program at multiple healthcare institutions, including the University of Michigan, Johns Hopkins, Nationwide Children’s Hospital, City of Hope, Vanderbilt University Medical Center, the National Institutes of Health, Children’s Hospital of Philadelphia, Memorial Sloan Kettering Cancer Center, and the University of California, San Diego School of Medicine. The majority of enrolled patients are post-transplant or are undergoing treatment for underlying malignancies. The infections being treated with MAT2203 include a variety of micro-organisms (including Aspergillus, Mucorales species, Candidiasis, Fusarium and suspected Coccidioides) occurring at multiple sites of infection, including brain, bladder/colon, bone, lung, sinus, and skin. Most patients were receiving AmBisome® prior to enrollment but developed treatment-limiting nephrotoxicity and most also required treatment for either azole-resistant organisms or had clinically failed azole therapy and had no other treatment options.

Of the 19 patients enrolled in the Program, 15 have available follow-up and 4 recently initiated or will soon commence treatment with MAT2203.

●	12 of the 15 patients had either complete clinical resolution or objective improvement in clinical markers of infection (including radiologic and mycologic).

●	Of the 5 patients who completed their full individually specified course of treatment (ranging from 2 weeks to 1 year, depending on the infection) - all have had complete clinical resolution with no relapses or recurrence of their infection.

●	5 additional patients have shown objective improvement in clinical markers and are continuing treatment with MAT2203 as planned.

●	5 of the 15 patients were unable to complete their individually specified course of treatment, although 2 saw significant clinical improvement of their fungal infection and are included in the 12 overall successful cases.

–	2 patients transitioned to palliative care shortly after starting therapy with MAT2203 because of unanticipated progression of their malignant disease.

–	1 patient discontinued therapy after two days due to underlying GI issues (i.e., Crohn’s disease).

–	1 patient passed away due to progression of their underlying disease approximately 8 weeks into therapy (but previously experienced significant clinical improvement of their fungal infection).

–	1 patient discontinued MAT2203 treatment following 10 weeks of therapy due to underlying GI issues (long-standing nausea/vomiting), but with improvement in their fungal infection.

Importantly, all patients who experienced renal toxicity following treatment with AmBisome saw their renal function return to baseline after transitioning to MAT2203 therapy and suffered no further renal side effects over the course of extended treatment with MAT2203.

We plan to continue to evaluate opportunities to provide MAT2203 on a compassionate use basis for patients as we believe these are opportunities to showcase the safety and efficacy of MAT2203 outside clinical trial settings which represent important additional patient data for both FDA and prospective partners to review.

The ORALTO Phase 3 Trial

In February 2024, the Company announced that it has reached agreement with the FDA on the design of a the ORALTO trial, including consensus on all critical elements of the registrational path for MAT2203.

ORALTO is a Phase 3, randomized, multicenter, open-label, adjudicator-blinded study to evaluate the efficacy and safety of MAT2203 as an oral step-down treatment following treatment with AmBisome (liposomal IV-amphotericin B) compared with the standard of care in patients with invasive aspergillosis who have limited treatment options. The primary efficacy endpoint is all-cause mortality at study day 42. Key secondary objectives include:

●	demonstration of superiority of oral-step down treatment with MAT2203 compared with AmBisome for treatment-related toxicities leading to changes in treatment (i.e., dose adjustment/discontinuations or changes to treatment regimens);
●	long-term survival benefit of MAT2203 using all-cause mortality at study day 84; and
●	evaluation of the impact of MAT2203 on healthcare resource utilization and quality of life impact.

Enrollment is expected to include approximately 216 adults with recently diagnosed probable or proven invasive aspergillosis who are being treated with AmBisome due to their inability to receive an IV mold-active azole and with limited alternative treatment options. Following up to two days of initial treatment with AmBisome, eligible study participants will be entered into the study and randomized in a 2:1 ratio to receive either oral MAT2203 or continued AmBisome treatment followed by standard of care.

All study participants will receive up to 12 weeks of treatment starting from the first day of treatment with AmBisome. It is anticipated that all study participants will be hospitalized during the initial AmBisome treatment period. After step-down to oral MAT2203, study participants may be discharged from the hospital to continue treatment on an outpatient basis, as clinically appropriate.

An independent Data Review Committee, who will be blinded to treatment, will adjudicate primary and secondary endpoints, including clinical, radiological, and mycological responses. Once approximately 75% of participants are enrolled, an independent Data Safety Monitoring Board will review the overall pooled all-cause mortality rate in a blinded fashion to ensure that the sample size assumptions are reasonable and that the study is adequately powered. Should the pooled event differ substantially from expected levels, a sample size adjustment can be made to the trial.

ORALTO will be conducted at approximately 65 investigator sites in the U.S., Europe, South America, Middle East, and Asia Pacific. Enrollment is expected to commence in the second half of 2024 and is expected to require approximately 24 months.

We are actively engaged in an ongoing partnership process for MAT2203, seeking one or more development and/or commercialization partners. We will require either (i) the consummation of a partnership transaction, or (ii) raising additional capital, prior to commencing the ORALTO trial.

Based on the data generated in Cohorts 2 and 4 of EnACT, data from our ongoing Expanded Access Program, and following our reaching agreement with the FDA on the design of the ORALTO Phase 3 trial design, we believe we have a well-defined pathway to NDA submission for MAT2203 for an initial indication for the treatment of invasive aspergillosis in patients with limited treatment options. Our overall development strategy is to expand the indications for MAT2203 to include the treatment of other IFIs and even prophylaxis once a pharmacodynamic bridge to IV amphotericin has been established through the planned ORALTO Trial.

Overall Clinical Data Package

Clinical studies conducted to evaluate MAT2203 include two completed Phase 1 studies in healthy volunteers (Study CAM-102 and Study MB-70011), and three Phase 2-like studies: one completed study in patients with moderate to severe vulvovaginal candidiasis (VVC), one Phase 2a study in patients with mucocutaneous candidiasis who are refractory or intolerant to standard non-IV therapies, and one Phase 2 study in patients with cryptococcal meningitis.

As of March 2024, MAT2203 has been administered to a total of 202 subjects in four clinical trials and through our Expanded/Compassionate Use Access Program as follows:

●	52 healthy subjects (Studies CAM-102 [N=36] and MB-70011 [N=16])
●	36 patients with HIV and 101 patients with CM (EnACT study MB-70007),
●	91 patients with VVC (MB-70005)
●	4 patients with mucocutaneous (esophageal and oropharyngeal) candidiasis (MB-70004)
●	19 patients in our Expanded/Compassionate Use Access Program in patients

In these studies, single doses of MAT2203 up to 2.0 g and repeated doses of MAT2203 up to 2.0 g/day and as long as 48 months have been safe and well-tolerated.

About Invasive Aspergillosis in Patients with Limited Treatment Options

Invasive aspergillosis (IA) is a serious and life-threatening invasive fungal infection that occurs primarily in severely immunocompromised patients with hematological malignancies and in transplant recipients. IA has been increasing globally due to advancements in the medical management of these patients and has recently been recognized as a global public health concern. In 2022, the World Health Organization released their Fungal Priority Pathogen List that designated Aspergillus fumigatus, the most common cause of IA, to be in the Critical Priority group (i.e., the highest perceived public health threat). Aspergillus is also included in the FDA qualified designation list of pathogens that pose a serious and life-threatening risk.

The one-year mortality for patients with IA has been reported to be 41% in solid organ transplant recipients and up to 75% in stem cell transplant recipients. Although outcomes have improved since the development of mold-active azoles, the use of these agents is often complicated by treatment-limiting toxicities, drug-drug interactions, and the recent emergence of drug resistance.

The Infectious Diseases Society of America (IDSA) Treatment Guidelines recommend that patients with IA receive treatment with a mold-active azole for a minimum of 6 to 12 weeks, largely dependent on the degree and duration of immunosuppression, site of disease, and evidence of disease. Although the mold-active azoles are generally effective, their use requires a considerable degree of expertise to manage toxicities and drug-drug interactions which often limit duration of treatment.

IA caused by Aspergillus species that are resistant to mold-active azoles has been increasing globally due to the chronic use of azoles and the widespread use of azole fungicides in agriculture. This emerging resistance is particularly concerning because IA due to azole-resistant Aspergillus is a life-threatening disease with a high mortality rate.

Patients with hematological malignancies and transplant recipients often receive antifungal prophylaxis with a mold-active azole to prevent infection during high-risk periods. Recently, cases of breakthrough IA have been reported in patients receiving antifungal prophylaxis. The reason for these apparent failures of prophylaxis may be non-compliance, poor absorption, drug-drug interactions, or infection with a drug-resistant Aspergillus species.

The IDSA Treatment Guidelines recommend an intravenously administered amphotericin B, such as AmBisome, as an alternative for patients with IA who are unable to receive treatment with a mold-active azole. However, IV amphotericin B can cause nephrotoxicity and electrolyte abnormalities which usually requires hospitalization for close monitoring and electrolyte supplementation. Other complications of IV amphotericin B include acute infusion reactions with dyspnea, hypoxia, chest and back pain, IV-site phlebitis, anemia, and hepatotoxicity. As such, treatment with IV amphotericin B for more than a few weeks is generally not safe or practical. There are no oral antifungals available that will enable these patients to complete the recommended 6 to 12 weeks of treatment. Accordingly, there is a critical unmet medical need for effective and well-tolerated oral antifungal agents to treat these patients with IA.

MAT2203 Regulatory Designations

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

Antifungal Market Opportunity

The overall global antifungal market was valued at approximately $15.8 billion in 2023 and is expected to reach approximately $20.5 billion by 2030. In 2021, the global invasive fungal infection market was valued at more than $7.21 billion and is expected to reach US $ 10.36 billion in 2030. This includes therapies used as active treatment or prophylaxis (preventative) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients and therapies used for the treatment of patients who are being discharged from the hospital. Importantly, private insurance costs per visit range from approximately $40k to $150K per patient (2019 Benedict) mostly due to extended length of stay. We estimate that, each year, there are over 1.5 million cases of IFIs caused by various species of Candida, Aspergillus and Cryptococcus, the three most common invasive fungal pathogens, globally. The estimated incidence in the U.S. for these conditions is approximately 46,000 for invasive candidiasis, 15,000 for invasive aspergillosis, and 4,900 for CM. For example, aspergillosis-associated hospitalizations in the U.S. alone came at an estimated treatment cost of more than $1.3 billion, with indirect costs amounting to an additional $485 million. The rapid progression of disease and high mortality rates (20% - 50%) associated with documented IFIs often result in antifungal therapy being administered in suspected (unconfirmed) cases or as a preventative measure in patients at high risk. Also, the increasingly widespread use of immune suppressive drugs as cancer chemotherapy or for organ transplantation or treatment of autoimmune disease has resulted in an increasing population of patients at risk for IFIs. Furthermore, the limited number of systemic antifungal drug classes, consisting of azoles, echinocandins and polyenes, and their extensive use, has led to increased numbers of infections with drug-resistant strains. The Centers for Disease Control and Prevention (CDC) has listed fluconazole-resistant Candida as a serious threat requiring prompt and sustained action and has also identified a rise in echinocandin resistance, especially among Candida glabrata. In 2022, the WHO issued a fungal priority pathogens list including cryptococcal neoformans, aspergillus fumigatus and c. auris and c. albicans as critical priority for antifungal development due to the high unmet need. We believe this underscores the urgent need for new agents with demonstrated activity against resistant strains and that can be administered with significantly less toxicity and the potential to discharge patients earlier to reduce hospital stays and associated costs.

LNC Platform Expansion

In addition to advancing MAT2203 into the ORALTO Phase 3 trial, we continue to expand the utilization of the LNC platform with small molecules and small oligonucleotides outside of infectious disease, targeting inflammation and oncology.

Inflammation

We are investigating a variety of LNC formulations of two small oligonucleotides designed to target inflammatory cytokines IL-17A and TNFα and have conducted a series of in vitro and in vivo studies evaluating the biological activity associated with oral delivery as well as the corresponding associated clinical benefit of IL-17A knockdown in an imiquimod (IMQ) induced murine psoriasis disease model.

These preliminary studies have documented biological activity in the form of cytokine knockdown and have also provided some evidence of associated tangible clinical benefit with improvements in skin lesion appearance (redness, scaling) in this qualitative psoriasis model. These data remain under evaluation and the analyses are focused on (a) clarifying the strength and time course of cytokine inhibition, and (b) evaluating cytokine mRNA levels and specific tissue responses in these models to better understand and interpret these data.

In December 2023, we announced results from a series of in vivo studies demonstrating successful oral delivery of two LNC-formulated small single-strand oligonucleotides that specifically target key inflammatory cytokines TNFα and IL-17A in well-established and validated animal models that mimic acute inflammatory responses seen in human diseases.

Acute Colitis Study (“TNFα”)

A dextran sulfate sodium (“DSS”)-induced murine colitis model was used to evaluate an orally administered LNC-delivered small oligonucleotide that specifically targets TNFα mRNA synthesis. Colon tissue TNFα mRNA levels, as assessed by quantitative real-time PCR analysis, were lower following orally administered active LNCs, resulting in statistically significant reductions of serum TNFα levels by 37% compared with diseased, but untreated animals. Importantly, clinical disease activity scores at key time points in the studies were also significantly improved with an active LNC formulation.

Acute Psoriasis Study (“IL-17A”)

An imiquimod (“IMQ”)-induced murine psoriasis model was used to evaluate an orally administered, LNC-delivered small oligonucleotide designed to inhibit IL-17A mRNA synthesis, which contributes significantly to the progression of psoriatic skin lesions. Similar to the DSS colitis model, skin tissue levels of IL-17A mRNA in the IMQ psoriasis model were lower with orally administered active LNCs compared with IMQ alone. In this model, while IL-17A serum levels were not expected to change, improvement was demonstrated in clinical disease markers of skin redness and scaling, further validating the biological activity of these small oligonucleotides.

Oncology

In November of 2023 we announced positive results from an in vivo animal study of an oral LNC formulation of docetaxel, a well-known chemotherapeutic agent used in the management of multiple metastatic and unresectable tumors. Currently, docetaxel is administered intravenously and can be associated with significant side effects and toxicities. The study demonstrated reductions in tumor size comparable to systemic intravenous docetaxel in a well-validated mouse melanoma model. No toxicity was observed with the LNC formulations over the 10 days of oral dosing. The course of treatment primarily targeted efficacy and requires further study and evaluation with longer periods of administration.

Anti-tumor effects of daily oral LNC-docetaxel were comparable to IV-docetaxel with statistically significant reductions in tumor volume compared with untreated controls at Day 14 (high dose oral LNC -63%; low dose oral LNC -57%; IV docetaxel -68%), and similar reductions in tumor weight at Day 14. No systemic toxicities were noted. Body weight was stable over treatment duration and hematologic parameters were similar to untreated controls.

In March 2024 we announced positive results from an additional in vivo study of LNC-docetaxel in healthy mice. The goal of the study was to determine whether an oral LNC formulation of docetaxel could improve the overall safety profile of conventional IV-administered docetaxel. The study included 24 healthy BALB/c mice divided into three treatment groups: (1) control animals treated with oral saline, (2) IV-docetaxel (30 mg/kg, or 0.6 mg/dose) administered once a week for three weeks, and (3) oral LNC-docetaxel (37.5 mg/kg, or 0.75 mg/dose) administered once daily over three weeks. The primary endpoint of the study was change in body weight over the treatment period which how toxicity is primarily manifested in this model.

Key takeaways included the following:

●	Through Day 22, the total amount of docetaxel administered with the oral LNC-docetaxel formulation was more than 8x greater than with IV-docetaxel (the final IV dose was used to measure pharmacokinetics).

●	All mice treated with IV-docetaxel lost a significant amount of weight (toxicity), with an average peak loss of 20% of their original body weight.

●	Mice treated with oral LNC-docetaxel maintained their body weight, which was statistically no different than the weight of control mice treated with oral saline.

●	One mouse in the IV-docetaxel group died prior to the conclusion of the study and was censored from the analysis (last measurement was -32% body weight loss); the curve of the IV-docetaxel group also reflects the expected 7-day recovery following an IV dose of docetaxel.

The daily administered oral LNC-docetaxel dose was 50% higher, and the total amount of drug administered was 3.5 times greater, than the LNC-docetaxel dose administered in a previous study that demonstrated anti-tumor activity comparable to IV-docetaxel in a syngeneic mouse melanoma model.

Next steps include evaluating the efficacy of the current LNC-docetaxel formulation in other tumor models. Additionally, we plan to evaluate the potential anti-tumor activity of LNC formulations of small oligonucleotides.

Strategic Collaborations Involving the LNC Platform

We continue to believe that our LNC Platform can be used to reformulate a wide variety of molecules and drugs which (i) require delivery technology to effectively protect molecules and drugs in the body and could benefit from efficient delivery and cellular uptake by target cells, and (ii) are currently only available in IV formulations or, (iii) otherwise experience significant toxicity-related AEs. We have tested a range of pharmaceutical compounds reformulated by using our LNC Platform in proof-of-concept animal studies, including oligonucleotides (mRNA, siRNA, DNA plasmids), vaccines, anti-inflammatory agents, NSAIDs and atovaquone. We intend to pursue opportunities to develop products, either alone or in partnership with other pharmaceutical or biotech companies, and this remains a key part of our strategy to maximize the value of this unique and disruptive LNC Platform.

In December 2019, we announced a feasibility collaboration with Genentech, a Roche company, to evaluate formulations of several Genentech compounds utilizing our LNC Platform. The original agreement provided for cooperation on up to three proprietary Genentech compounds for initial in vitro testing. Two of the programs have been completed. Each demonstrated the successful intracellular delivery of LNC-formulated small molecules and oligonucleotides, without accompanying toxicity. We have chosen to slow this collaboration to focus on our internal small oligonucleotide programs in inflammation and our small molecule programs in oncology.

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

In April 2022, we, along with BioNTech SE, a global pharmaceutical company focused on mRNA technologies, announced an exclusive research collaboration to evaluate the combination of BioNTech’s mRNA formats with our proprietary LNC Platform. Under the terms of the agreement with BioNTech, we received an exclusivity fee in the amount of $2.75 million, and BioNTech funded certain of our research expenses related to the collaboration. We collaborated closely on formulation, optimization, and in vitro testing and a single in vivo study was conducted in 2023. The in vivo study of oral mRNA delivery did not demonstrate oral preclinical activity. This formulation successfully delivered mRNA in vitro in multiple cell lines prior to advancing to the in vivo study in healthy mice. Additional internal in vivo studies of similar non-lipid nanocrystal (“LNC”) mRNA formulations did show activity when administered systemically (intramuscularly and intraperitoneally). In addition, these formulations demonstrated a high degree of stability to at least 17 weeks at 4° Celsius which compares favorably to lipid nanoparticles (“LNPs”); The research collaboration between Matinas and BioNTech concluded in May of 2023 following the in vivo study results.

In January 2023, we entered into a Material Transfer and Evaluation Agreement with National Resilience, Inc. (Resilience) focused on exploring the potential for oral delivery of identified nucleic acids. We have informed Resilience that we have prioritized our internal work in small oligonucleotides but could revisit this collaboration in the future.

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

Exclusively Licensed and Matinas-Owned Intellectual Property Relating to Our Proprietary LNC Platform and MAT2203

The patents and patent applications that we exclusively license from Rutgers provide some patent protection for the proprietary chemistry technology used in certain of our processes to make our lipid nanocrystal and geodate cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203, our lead product comprising the LNC Platform. Pursuant to our license agreement, we acquired rights to a portfolio that as of December 31, 2023 included 1 pending U.S. non-provisional patent application, 9 U.S. patents, and 49 granted foreign patents, which extends patent protection until at least 2033, excluding patent term adjustments or extensions. The in-licensed patents have been granted in countries including Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia and Mexico.

The Matinas-owned patent portfolio covers our LNC Platform and users. This patent portfolio includes 5 pending U.S. provisional applications, 2 pending U.S. non-provisional applications, 2 pending PCT applications, 13 pending foreign applications, and 20 granted foreign patents. The foreign pending applications and granted patents are in countries including Europe, China, Brazil, Canada, Japan, Korea, Australia and Mexico

As of December 31, 2023, we owned one issued U.S. patent, 7 issued foreign patents in Australia, Canada, Europe, and Japan, and one pending foreign patent application in Korea, directed to compositions and methods for enhancing tissue penetration of an active agent in an LNC. The patents are expected to expire in 2036, and patents issuing from or claiming priority to the pending application are also expected to expire in 2036, excluding patent term adjustments or extensions.

As of December 31, 2023, we owned 9 foreign patents in Australia, Europe, and Japan, directed to LNC compositions and methods for treating mycobacteria infection. The patents are expected to expire in 2036, excluding patent term adjustments or extensions.

As of December 31, 2023, we owned one U.S. issued patent, one pending non-provisional U.S. patent application, 2 issued foreign patents in Japan and Australia, and 4 pending applications in China, Korea, Canada, and Europe, directed to LNC compositions and methods for treating cryptococcus infections. The patents are expected to expire in 2037, and patents issuing from or claiming priority to the pending application are also expected to expire in 2037, excluding patent term adjustments or extensions.

As of December 31, 2023, we owned one pending non-provisional U.S. patent application, and 4 pending applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, and Mexico, directed to LNC compositions and methods for treating cryptococcus infections. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2040, excluding patent term adjustments or extensions.

As of December 31, 2023, we owned one PCT application directed to methods for controlling LNC particle size. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2043, excluding patent term adjustments or extensions.

As of December 31, 2023, we owned one PCT application directed to LNC compositions and methods for treating mucormycosis. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2043, excluding patent term adjustments or extensions.

As of December 31, 2023, we owned three U.S. provisional applications directed to LNC platform improvements for delivery of therapeutic agents, including small oligonucleotides. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2044, excluding patent term adjustments or extensions.

As of December 31, 2023, we owned one U.S. provisional application directed to lipid particle formulations for nucleic acid delivery. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2044, excluding patent term adjustments or extensions.

As of December 31, 2023, we owned one U.S. provisional application directed to LNC compositions and methods for treating cancer. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2044, excluding patent term adjustments or extensions.

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

MAT2203 will primarily compete with antifungal classes approved for the treatment of fungal and mold infections, which include polyenes, azoles and echinocandins. The approved branded therapies for these indications include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.), Diflucan (fluconazole, marketed by Pfizer, Inc.), Noxafil (posaconazole, marketed by Merck & Co.), Vfend (voriconazole, marketed by Pfizer, Inc.), Sporanox (itraconazole, marketed by Jansen Pharmaceuticals, Inc.), Cresemba (isavuconazole, marketed by Astellas Pharma US, Inc.), Ambisome (liposomal amphotericin B, marketed by Astellas Pharma US, Inc.) Abelcet (lipid complex amphotericin B, marketed by Sigma Tau Pharmaceuticals Inc.), Rezzayo (rezafungin, marketed by Melinta Therapeutics), Brexafemme (Ibrexafungerp marketed by GlaxoSmithKline) and amphotericin B deoxycholate (marketed by X-Gen Pharmaceuticals, Inc.). There currently are and may be more generic versions of these products available at the time of MAT2203 market approval, which will create added competition. In addition to approved therapies, we expect that MAT2203 may compete with product candidates that we are aware of in clinical development by third parties, such olorofim (being developed by F2G, Ltd), fosmanogepix (being developed by Basilea), and AM2-19, a derivative of amphotericin B being developed by Elion Therapeutics.

Manufacturing

We currently lease and operate in-house manufacturing capabilities for our lead LNC Platform product candidate, MAT2203, and for our LNC Platform discovery programs in the small molecule and small oligonucleotide spaces. While sufficient to produce the clinical supplies of product necessary to conduct our ongoing clinical trials and potentially early commercialization of MAT2203, we are exploring relationships with well-respected third-party contract manufacturers for the formulation and manufacture of MAT2203 necessary to support the filing of an NDA and to support commercial manufacture for this product. We may also need to expand our internal manufacturing capabilities in the future. If we are not able to retain our current manufacturing facilities and if we do not develop additional in-house manufacturing capability for MAT2203 and our other product candidates sufficient to produce product for commercialization of these products, we will need to develop relationships with third-party manufacturers for the manufacture of our product candidates which could be time consuming and expensive.

In the first quarter of 2022, we selected and reached agreement with Thermo Fisher Scientific to support scale-up and manufacturing for MAT2203 in anticipation of a potential NDA submission. Thermo Fisher Scientific, with more than 65 locations around the world, provides integrated, end-to-end capabilities across all phases of development, including APIs, biologics, viral vectors, cGMP plasmids, formulation, clinical trials solutions, logistics services and commercial manufacturing and packaging. During 2022 we worked with Thermo Fisher to prepare for a technology transfer of certain of the processes we use in the formulation and manufacture of MAT2203. As part of our decision to prioritize the regulatory feedback from FDA on our plan for a Phase 3 trial and our desire to secure a pharmaceutical or governmental partner to advance the development of MAT2203 into Phase 3, we slowed down our transition to Thermo Fisher and our planned related expenses during 2023. We anticipate the resumption of activities with Thermo Fisher once additional financing from one or more of these sources has been secured.

There are several potential third-party suppliers for amphotericin B, the generic active pharmaceutical ingredient in our lead clinical stage product candidate – MAT2203. Although to date we have not entered into formal supply agreements to secure sufficient supply of amphotericin B to support our clinical programs for MAT2203, we believe we will be able to secure supply of amphotericin B to support our clinical programs for MAT2203 from one or more third-party suppliers. As we move through development for our product candidates, we expect to enter into long-term supply arrangements for key active pharmaceutical ingredients.

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

Companies usually must complete some long-term nonclinical testing, such as animal tests of reproductive AEs and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Specifically, for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.

Upon approval of an ANDA, the FDA indicates whether the generic product is therapeutically equivalent to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutically equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, FDA’s designation of therapeutic equivalence often results in automatic substitution of the generic drug by the pharmacist without the knowledge or consent of either the prescribing physician or patient.

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

Hatch-Waxman Patent Certification and the 30 Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant submits its application to the FDA, the applicant is required to certify to FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

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

If a product with orphan status receives the first the FDA approval for the disease or condition for which it has such designation, the product will be entitled to orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

21st Century Cures Act

On December 13, 2016, Congress passed the 21st Century Cures Act, or the Cures Act. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early-stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. In addition, the Cures Act includes provisions requiring the FDA to assess and publish guidance on the use of novel clinical trial designs, the use of real-world evidence in applications, the availability of summary level review for supplemental applications for certain indications, and the qualification of drug development tools. Because the Cures Act has only recently been enacted, its potential effect on our business remains unclear with the exception of a provision requiring that we post our policies on the availability of expanded access programs for individuals. Because these provisions allow the FDA to spend several years developing these policies, the effect on us could be delayed.

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

Fraud and Abuse Laws

In addition to the FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal prosecution, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

Human Capital Resources

As of March 18, 2024, we had 32 full-time employees. There are no collective bargaining agreements covering any of our employees.

We believe that our success depends on our ability to attract, develop and retain key personnel. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance.

Employee health and safety in the workplace is one of our core values and we provide a safe and secure workplace for our employees.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Research and Development

For the years ended December 31, 2023 and 2022, we incurred $14,489 and $16,678, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including our anti-infective product candidates, MAT2203 and MAT2501 as well as support and enhancement of our LNC Platform. Our research and development expenses reflect the reimbursement of certain MAT2501 program expenses of $88 thousand and $811 thousand during the years ended December 31, 2023 and 2022, respectively, related to the CFF grant agreement.

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

Summary of Risk Factors

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to stockholders, restrict operations or require us to relinquish rights to our technologies or product candidates.
●	Our stockholders may be subject to substantial dilution by exercises of outstanding options and warrants.
●	Our operating history to date may make it difficult to evaluate the success of our business and assess our future viability.
●	We are early in our development efforts, which may not be successful.
●	We cannot be certain that our product candidates will receive regulatory approval, without which we will not be able to market any of our product candidates. Any delay in the approval process will harm our business.
●	We depend in part on technology owned or licensed to us by third parties, the loss of which would terminate or delay the further development of our product candidates, injure our reputation, or force us to pay higher royalties.
●	Clinical drug development involves a lengthy and expensive process and uncertain as to outcome.
●	Delays in any aspect of our clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.
●	We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.
●	If we are unable to successfully commercialize our products our ability to generate revenue will be limited.
●	If our preclinical and clinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during such studies or trials, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.
●	If we cannot enroll enough patients to complete our clinical trials, our business, financial condition and results of operations may be adversely affected.
●	We may not be able to maintain orphan drug designation or exclusivity for our anti-infective product candidates.
●	Any Fast Track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.
●	Any breakthrough therapy designation granted by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
●	Designation of our product candidates as qualified infectious disease products is not assured and, in any event, even if granted, may not actually lead to a faster development or regulatory review, and would not assure FDA approval of our product candidates.

●	We may not be able to obtain or maintain orphan drug designation, Fast Track designation, qualified infection disease designation or breakthrough therapy designation for any of our product candidates, and even if granted, such designations may not actually lead to a faster development or regulatory review and would not assure FDA approval of any of our product candidates.
●	If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.
●	We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities, we may not successfully commercialize any of our product candidates, even if regulatory approval is obtained.
●	If we are unable to file for approval of MAT2203 under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.
●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Even if we obtain marketing approval for any product candidate, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our future products.
●	Future legislation, and/or regulations and policies adopted by the FDA may increase the time and cost required for us to conduct and complete clinical trials.
●	Changes in health care law and implementing regulations may have a material adverse effect on us.
●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
●	If we market our product candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.
●	We have been and expect to be significantly dependent on our collaborative agreements for the development of MAT2203, which exposes us to the risk of reliance on the performance of third parties.
●	We expect that we will rely on third parties to conduct clinical trials for our product candidates, which exposes us to the risk of reliance on the performance of third parties.
●	We are, and will be, completely dependent on third parties to manufacture our product candidates, and our commercialization efforts could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of any product candidate or fail to do so at acceptable quality levels or prices.
●	Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives could harm our business.
●	Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.
●	Adverse global conditions, including economic uncertainty, may negatively impact our financial results.
●	We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from discovering, developing and commercializing product candidates.
●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
●	If we fail to obtain or maintain patent or trade secret protection for our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.
●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	We will need to increase the size of our organization to grow our business, and we may experience difficulties in managing this growth.
●	If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees would adversely impact our business prospects.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.
●	Pursuant to the terms of our Series A Preferred Stock, we may be obligated to pay significant royalties.
●	The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.
●	We do not intend to pay dividends on our common stock in the foreseeable future.
●	An active public trading market for our common stock may not be sustained.
●	Our share price has been and could remain volatile.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	We could be delisted from the NYSE American, which could seriously harm the liquidity of our stock and our ability to raise capital.
●	Upon dissolution of our Company, you may not recoup all or any portion of your investment.
●	Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.
●	Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.
●	Stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees could be limited.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $22,942 thousand and $20,997 thousand for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $175,573 thousand. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations through private placements and public offerings of our equity securities and, to a lesser extent, through funding from the Cystic Fibrosis Foundation, or CFF, and the National Institutes of Health, or the NIH. We have devoted substantially all our financial resources and efforts to the research and development of potential product candidates. All our product candidates are in the development stage, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct additional clinical studies of our product candidates, including the potential Phase 3 clinical trials of MAT2203, and conduct additional preclinical and clinical trials to further validate and expand our LNC Platform, continue research and development, initiate clinical trials and, if development succeeds, seek regulatory approval of our product candidates. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and marketable debt securities, excluding restricted cash, of $13,756 thousand as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024, but not beyond. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including:

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

Our stockholders may be subject to substantial dilution by exercises of outstanding options.

As of December 31, 2023, we had outstanding options to purchase an aggregate of 46,707,934 shares of our common stock at a weighted average exercise price of $0.83 per share. The exercise of such outstanding options will result in dilution of the value of our shares.

Our operating history to date may make it difficult to evaluate the success of our business and to assess our future viability.

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

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize such product candidate successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render such product candidate not commercially viable. For example, regulatory authorities may approve such product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for such product candidate, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve such product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA may place conditions on approvals including potential requirements or risk management plans and the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of such product candidate. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of such product candidate.

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

Additionally, the Inflation Reduction Act of 2022, which took effect in 2023, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs.

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

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates , delays, suspensions or withdrawals of approvals, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

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

Global conditions, dislocations in the financial markets, or inflation could adversely impact our business. In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment and political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business.

Risks Relating to Our Intellectual Property Rights and Regulatory Exclusivity

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from discovering, developing and commercializing product candidates.

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

We have 32 employees as of March 18, 2024. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, development, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our Series A Preferred Stock, we are required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2027, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203 or MAT2501, we are required to pay to certain former holders of our Series A Preferred Stock, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

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

We had in the past, and may have in the future, difficulty satisfying NYSE American listing requirements for our common stock. If we are unable to regain or maintain such compliance, we may cease to be eligible to trade on Nasdaq. In such event:

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

Item 1B.	Cybersecurity

Cybersecurity Risk Management and Strategy

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we use, store and process data including data of our employees, trial participants, partners, clients, and vendors. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems. Our cybersecurity risk management program incorporates several components, including information security program assessments, continuous monitoring of cyber risks and threats using automated tools, written incident response and disaster recovery policies and procedures, and employee training. Under the direction of our Chief Financial Officer, our cyber risk management program is led by a third-party IT consultant with more than 30 years of technology engineering experience and several advanced degrees. We also deploy endpoint detection software and device management in conjunction with other reputable cybersecurity software. Additionally, we require multifactor authentication across all systems.

We periodically engage third parties to conduct risk assessments and other vulnerability analyses. Lastly, our program includes cybersecurity training for all employees. The semi-annual training focuses on cyber threat awareness, including phishing.

Governance Related to Cybersecurity Risks

Under the ultimate direction of our chief executive officer (“CEO”), the Board of Directors is updated on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards, on an as-needed basis. The CEO also notifies the Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

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

On March 18, 2024, the closing sale price of our common stock, as reported by the NYSE MKT, was $0.27 per share and we had approximately 102 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

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

Overview

We are a clinical-stage biopharmaceutical company focused on delivering groundbreaking therapies using our lipid nanocrystal (LNC) platform delivery technology (LNC Platform). We are seeking to develop an internal pipeline of products utilizing the LNC Platform to successfully encapsulate small molecules and small oligonucleotides and facilitate targeted and extrahepatic delivery to desired cells tissues without toxicity.

Key elements of our strategy include:

●	Advancing MAT2203 into the ORALTO trial for the treatment of invasive aspergillosis in patients with limited treatment options by securing a development and/or commercial partner. This initial indication is designed to be a gateway indication to establish the pharmacodynamic bridge necessary to expand the use of MAT2203 into other indications to treat deadly invasive fungal infections (e.g., mucormycosis, candidiasis and the endemic mycoses) through limited additional clinical work under a 505(b)(2) pathway, thereby making MAT2203 a pipeline in a product.

●	Expanding the utilization of our LNC Platform with other small molecules and small oligonucleotides into inflammation and oncology in order to develop an internal pipeline of differentiated drug candidates. Oral, extrahepatic and non-toxic intracellular delivery of these molecules would represent a significant advancement.

●	Building an external pipeline of collaborations focused on our LNC Platform with leading pharmaceutical companies to provide delivery solutions for their complex small molecules and small oligonucleotides, including ASOs and siRNAs.

For the years ended December 31, 2023 and 2022, our net loss was $22,942 and $20,997, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We do not believe that the cash, cash equivalents and marketable debt securities on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of this Annual Report. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations, and licensing arrangements. These financing alternatives may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about our ability to continue as a going concern.

Financial Operations Overview

Revenue

During the year ended December 31, 2023, we generated $1,096 in contract research revenue resulting from the research collaboration with BioNTech SE and Genentech Inc. During the year ended December 31, 2022, we generated $3,188 in contract revenue resulting from the research collaboration with BioNTech SE. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of product candidate MAT2203, and advancement of our LNC Platform, which include:

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2023 and 2022. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock option expenses), travel and medical education.

	Years Ended December 31,
	2023	2022
Direct research and development expenses:
Manufacturing process development	$1,182	$2,523
Preclinical trials	852	720
Clinical development	1,696	2,175
Regulatory	581	737
Internal staffing, overhead and other	10,178	10,523
Total research & development	$14,489	$16,678

Research and development activities are central to our business model. We expect our research and development expenses to increase over time because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. However, we anticipate that our research and development expenses during 2024 will be lower compared with expenses incurred during 2023 until such time as we are able to secure additional funding to support initiation of our Phase 3 registration trial for MAT2203 and advancement of our LNC platform delivery technology.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting, and accounting/audit services. We anticipate that our general and administrative expenses during 2024 will decrease slightly compared to expenses incurred during 2023.

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and research and development tax credits under the New Jersey Technology Business Tax Certificate Program was $484 and $3,491 for the years ended December 31, 2023 and 2022, respectively. The income recorded in 2023 included sales related to tax year 2022, while income recorded in 2022 included sales related to tax years 2021 and 2020.

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

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies.” Of these policies, the following are considered critical to an understanding of our Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Research and development costs, and (ii) Goodwill and other intangible assets.

Current Operating Trends

Our current R&D efforts are focused on advancing our lead LNC product candidate, MAT2203, through clinical development and expanding application of our LNC Platform through both internal efforts and collaborations with third parties. Our R&D expenses consist of manufacturing work and the cost of active pharmaceutical ingredients and excipients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments to be in a position to realize the potential of our product candidates and proprietary technologies.

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

Results of Operations

Years Ended December 31, 2023 and 2022

The following table summarizes our operating expenses for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Revenues	$1,096	$3,188

Expenses:
Research and development	$14,489	$16,678
General and administrative	10,373	11,100
Operating Expenses	$24,862	$27,778

Sale of net operating losses (NOLs)	$484	$3,491

Revenues. We generated $1,096 and $3,188 for the years ended December 31, 2023 and 2022, respectively. The amount earned during 2023 consists of contract research revenue resulting from the research collaboration with BioNTech SE and the feasibility study agreement with Genentech Inc., while the amount earned during 2022 resulted exclusively from the research collaboration with BioNTech SE.

Research and Development expenses. R&D expense for the years ended December 31, 2023 and 2022 was $14,489 and $16,678, respectively. The decrease of $2,189 was due to a decrease of $1,302 of clinical trial expenses and $541 decrease in professional & consulting fees, primarily related to the pause of our MAT2203 development program, and a $291 decrease due to the license agreement amendment expense recorded in 2022.

General and Administrative expenses. G&A expense for the years ended December 31, 2023 and 2022 was $10,373 and $11,100, respectively. The decrease of $727 over the prior year was primarily due to a decrease in certain insurance premiums, and lower consulting fees and facility expenses related to certain projects that began in the prior year.

Sale of net operating losses (NOLs) & tax credits. The Company recognized $484 and $3,491 for the years ended December 31, 2023 and 2022, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program. The income recorded in 2023 included sales related to tax year 2022, while income recorded in 2022 included sales related to tax years 2021 and 2020.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2023, we have raised a total of $156,851 in gross proceeds and $144,141, net proceeds, from sales of our equity securities since inception in 2013.

As of December 31, 2023, we had cash, cash equivalents and marketable debt securities, excluding restricted cash, totaling $13,756.

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. We did not sell any shares of our common stock under the Sales Agreement during either 2023 or 2022. At December 31, 2023, the Sales Agreement’s available capacity was $44,247.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Years Ended December 31
	2023	2022
Cash used in operating activities	$(15,278)	$(19,156)
Cash provided by investing activities	13,242	4,877
Cash (used in) provided by financing activities	(7)	79
Net decrease in cash and cash equivalents and restricted cash	$(2,043)	$(14,200)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $15,278, compared to $19,156 in the prior year. The decrease of $3,878 for the period was primarily due to a decrease of $6,456 of working capital adjustments due to the timing of receipts and payments in the ordinary course of business, partially offset by a $1,945 increase in net loss in the current period, $280 decrease in stock based compensation expense, and a decrease associated with the license agreement charge of $291 in 2022. We expect the amount of cash used in operations during 2024 to be slightly higher as we continue to move our product candidates and LNC Platform forward in their development cycles.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $13,242, compared to $4,877 of net cash provided by investing activities for the year ended December 31, 2022. The increase of $8,365 provided by investing activities was primarily due to a $7,691 net decrease in the purchases and maturities of marketable debt securities and $674 decrease in purchases of equipment and leasehold improvements as compared to the prior year.

Financing Activities

Net cash (used in) and provided by financing activities was ($7) and $79 for the years ended December 31, 2023 and 2022, respectively. The decrease of $86 in cash provided by financing activities is primarily due to the decrease in the receipt of proceeds of $99 from the exercise of stock options in 2022.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct further clinical studies of MAT2203, our lead product candidate, even is such studies are primarily financed with non-dilutive funding from NIH;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand, and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We do not believe that our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operating expenses and capital expenditures requirements beyond the next twelve months from the filing date of this Annual Report. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures:

As of December 31, 2023, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2023, our internal control over financial reporting was effective, as management did not identify any deficiencies in internal control over financial reporting that was determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting:

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that occurred during the quarter ended December 31, 2023 covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position(s)
Eric Ende	55	Chairman of the Board, Director
Jerome D. Jabbour	49	Chief Executive Officer and President, Director
James J. Ferguson	70	Chief Medical Officer
Thomas J. Hoover	54	Chief Business Officer
Keith A. Kucinski	54	Chief Financial Officer
Hui Liu	56	Chief Technology Officer
Theresa Matkovits	56	Chief Development Officer
Herbert Conrad	91	Director
Kathryn Corzo	63	Director
Natasha Giordano	63	Director
James S. Scibetta	59	Director
Matthew Wikler	74	Director

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

Thomas J. Hoover, MBA has served as Chief Business Officer since December 2021. Prior to joining the Company, Mr. Hoover was the Chief Business Officer at Millendo Therapeutics (now Tempest Therapeutics (NASDAQ: TPST)), a public, clinical stage biotech, from 2016 to 2021. Prior to joining Millendo, Mr. Hoover was Vice President of New Product Planning and Corporate Development and Licensing at Sunovion Pharmaceuticals Inc, a global biopharmaceutical company. Mr. Hoover started his pharmaceutical career at GSK in 2001 working in the Global Commercial Strategy group. Earlier in his career, Mr Hoover worked for The Boston Consulting Group. Mr. Hoover holds an M.B.A. from the University of North Carolina and a B.A. from Harvard College.

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

Theresa Matkovits, PhD has served as Chief Development officer since October 2018. She joined the Company after having most recently served as the Chief Operating Officer of ContraVir Pharmaceuticals (NASDAQ: CTRV) (now Hepion Pharmaceuticals), a clinical stage biopharmaceutical company, from 2015 to 2018. From 2013 to 2015, Dr. Matkovits served as Global Program Leader at NPS Pharmaceuticals, a specialty pharmaceutical company that was purchased by Shire in 2015. Prior to her time at NPS, Dr. Matkovits was Vice President, Innovation Leader at The Medicines Company. Earlier in her career, Dr. Matkovits held a number of global leadership positions at Novartis across Global Development and the U.S. Commercial Organization, including as Head, Strategic Planning and Operations, U.S. Medical and Drug Regulatory Affairs. Dr. Matkovits began her career at the Roche Institute of Molecular Biology and Organon where she held positions in clinical development in women’s health and research in the area of infertility. Dr. Matkovits serves on the Board of Directors of Appili Therapeutics (TSX: APLI; OTCQX: APLIF), and is Chairperson of GoodCap Pharmaceuticals, a privately held pharmaceutical company. Dr. Matkovits earned her Ph.D. in Biochemistry and Molecular Biology from the University of Medicine and Dentistry of NJ.

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

James S. Scibetta has served as a member of our board of directors since November 2013. Mr. Scibetta is currently a senior consultant with Rock Springs Capital, an investment firm that manages long-biased, healthcare-focused public equity funds. Between 2021 and 2023, Mr. Scibetta was the Chief Executive Officer of ImmuneID, Inc., a privately held company that leverages existing antibody responses to rapidly unveil the complexities of the immune system, thereby revealing pathways leading to precise, transformative therapies. Prior to ImmuneID, Mr. Scibetta was Chief Executive Officer of Maverick Therapeutics, a development stage immune-oncology company, from 2017 until 2021 when it was acquired by Takeda Pharmaceutical Company Limited. Prior to Maverick, he was President and Chief Financial Officer of Pacira Pharmaceuticals, Inc. (NASDAQ: PCRX), a specialty pharmaceutical company, a position he has held since October 2015. Prior to that, Mr. Scibetta was the Chief Financial Officer of Pacira since 2008. Prior to joining Pacira in August 2008, he served as a consultant to Genzyme Corporation following the sale of Bioenvision Inc. (NASDAQ: BIVN) to Genzyme in 2007. From 2006 to 2007 Mr. Scibetta was CFO of Bioenvision. From 2001 to 2006, he was Executive Vice President and Chief Financial Officer of Merrimack Pharmaceuticals Inc. (NASDAQ: MACK). Mr. Scibetta has previously served on the board of directors at the following life sciences companies: Nephros Inc. (NASDAQ: NEPH), Merrimack Pharmaceuticals and Labopharm Inc. Prior to his executive management experience, Mr. Scibetta spent over a decade in investment banking where he was responsible for sourcing and executing transactions for a broad base of public and private healthcare and life sciences companies. Mr. Scibetta received his Bachelor of Science in Physics from Wake Forest University and an MBA from the University of Michigan. We believe Mr. Scibetta is qualified to serve on our board of directors because of his extensive management experience in the pharmaceutical industry, his investment banking experience and his experience as a chief financial officer and audit committee member of several publicly traded companies.

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

Scientific Advisory Board

We believe in seeking and attracting scientific and clinical leaders in the field of infectious diseases to provide counsel and support our growth. We have established a Scientific Advisory Board for MAT2203 which consists of individuals who are experts in their chosen fields and recipients of many academic honors and awards.

Board Committees

Our board of directors has three standing committees — an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. James Scibetta, Herbert Conrad and Natasha Giordano currently serve as members of the Audit Committee, with Mr. Scibetta serving as its chair. All members of the Audit Committee have been determined to be financially literate and are considered independent directors as defined under the NYSE MKT’s listing standards and applicable SEC rules and regulations. Mr. Scibetta qualifies as an audit committee “financial expert” as that term is defined by SEC regulations. The Audit Committee met four times during 2023. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of our executive officers, including our chief executive officer, and makes recommendations in that regard to the Board as a whole. Kathryn Corzo, James Scibetta and Matthew Wikler currently serve as members of the Compensation Committee, with Mr. Scibetta serving as its chair. All members of the Compensation Committee are considered independent directors as defined under the NYSE MKT’s listing standards. The Compensation Committee met six times during 2023. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Bylaws and applies the same criteria to all persons being considered. Herbert Conrad, Kathryn Corzo, Eric Ende, and Natasha Giordano currently serve as members of the Nominating and Corporate Governance Committee, with Ms. Giordano serving as its chair. All members of the Nominating and Corporate Governance Committee are considered independent directors as defined under the NYSE MKT’s listing standards. The Nominating and Corporate Governance Committee met four times during 2023. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.matinasbiopharma.com.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the New York Stock Exchange. The Trading Policy provides Matinas’s standards on trading and causing the trading of our securities or securities of other publicly traded companies while in possession of confidential information. It prohibits trading in certain circumstances and applies to all of our directors, officers and employees as well as independent contractors or consultants who have access to material nonpublic information of Matinas. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors and executive officers. The Trading Policy is annexed to this Annual Report as an exhibit.

Item 11.	Executive Compensation

Summary Compensation Table – 2023

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly compensated executive officers who were serving as executive officers as of December 31, 2023 for services rendered in all capacities to us for the years ended December 31, 2023 and 2022. These individuals are our named executive officers for 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jerome D. Jabbour	2023	598,000	244,375	757,176	-	1,599,551
Chief Executive Officer	2022	575,000	306,500	792,707	-	1,674,207

James J. Ferguson	2023	468,000	153,000	259,603	-	880,603
Chief Medical Officer	2022	450,000	169,920	249,179	-	869,099

Theresa Matkovits	2023	430,000	140,080	281,237	-	851,317
Chief Development Officer	2022	412,000	189,000	249,179	-	850,179

(1)	Amounts reflect the grant date fair value of option awards granted in 2023 and 2022 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

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

Outstanding Equity Awards at Fiscal Year-End Table – 2023

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2023.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jerome D. Jabbour	-	3,500,000	$0.25	Dec 14, 2033
	538,432	1,449,868	$0.53	Dec 19, 2032
	863,558	794,542	$0.92	Dec 13, 2031
	1,166,667	433,333	$1.36	Dec 31, 2030
	979,167	20,833	$2.27	Dec 31, 2029
	750,000	-	$1.08	Feb 10, 2029
	1,000,000	-	$0.98	Mar 21, 2028
	400,000	-	$3.32	Feb 20, 2027
	350,000	-	$0.43	Feb 4, 2026
	175,000	-	$0.41	Jan 27, 2025
	350,000	-	$1.28	July 20, 2024

James J. Ferguson	-	1,200,000	$0.25	Dec 14, 2033
	169,250	455,750	$0.53	Dec 19, 2032
	306,029	281,571	$0.92	Dec 13, 2031
	419,271	155,729	$1.36	Dec 31, 2030
	489,584	10,416	$2.27	Dec 31, 2029
	350,000	-	$1.09	Feb 24, 2029

Theresa Matkovits	-	1,300,000	$0.25	Dec 14, 2033
	169,250	455,750	$0.53	Dec 19, 2032
	260,406	239,594	$0.92	Dec 13, 2031
	309,896	115,104	$1.36	Dec 31, 2030
	342,709	7,291	$2.27	Dec 31, 2029
	350,000	-	$1.08	Feb 10, 2029
	350,000	-	$0.79	Oct 14, 2028

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

Shares Subject to the 2013 Plan. As of March 18, 2024, the aggregate number of shares of common stock available for issuance in connection with awards granted under the 2013 Plan is 62,984,400 shares, subject to customary adjustments for stock splits, stock dividends or similar transactions (the “Initial Limit”). Incentive Stock Options may be granted under the 2013 Plan with respect to all of those shares. The number of shares of common stock available for issuance under the 2013 Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2015, in an amount equal to four percent (4%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year (the “Annual Increase”). Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year, to provide that there shall be no increase in the share reserve for such calendar year or that the Annual Increase in the share reserve for such calendar year shall be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of common stock which may be issued in respect of Incentive Stock Options is equal to the Current Limit, and will be increased on each January 1, by the Annual Increase for such calendar year.

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

Director Compensation Table – 2023

The following table summarizes the annual compensation for our non-employee directors during 2023.

Name	Cash Compensation ($)	Option Awards ($) (1)	Total ($)
Herbert Conrad	61,500	80,000	141,500
Kathryn Corzo	60,000	80,000	140,000
Eric Ende	79,000	80,000	159,000
Natasha Giordano	65,500	80,000	145,500
James S. Scibetta	75,000	80,000	155,000
Matthew Wikler	56,000	80,000	136,000

(1)	Amounts reflect the grant date fair value of stock awards and option awards granted in 2023 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the directors.

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

The following table sets forth the number of shares of common stock beneficially owned as of March 18, 2024 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 217,482,830 shares outstanding as of March 18, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 18, 2024 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Directors and Executive Officers
Jerome D. Jabbour (1)	6,912,028	3.1%
Herbert Conrad (2)	6,057,976	2.8%
Kathryn Corzo (3)	549,186	*	%
Eric Ende (4)	1,519,169	*	%
Natasha Giordano (5)	776,515	*	%
James Scibetta (6)	1,937,535	*	%
Matthew Wikler (7)	1,515,549	*	%
James J. Ferguson (8)	1,905,501	*	%
Thomas J. Hoover (9)	681,758	*	%
Keith A. Kucinski (10)	1,909,578	*	%
Hui Liu (11)	894,770	*	%
Theresa Matkovits (12)	1,927,578	*	%
Directors and Executive Officers as a group (12 persons) (13)	26,587,143	11.2%

* Less than 1%

(1) Includes 6,451,704 shares of common stock issuable upon exercise of options. Does not include 5,707,196 shares of common stock underlying options.

(2) Includes 1,363,410 shares of common stock issuable upon exercise of options. Does not include 182,185 shares of common stock underlying options.

(3) Includes 549,186 shares of common stock issuable upon exercise of options. Does not include 212,478 shares of common stock underlying options.

(4) Includes 1,375,077 shares of common stock issuable upon exercise of options. Does not include 182,185 shares of common stock underlying options.

(5) Includes 776,515 shares of common stock issuable upon exercise of. Does not include 182,185 shares of common stock underlying option.

(6) Includes 1,287,577 shares of common stock issuable upon exercise of options. Does not include 182,185 shares of common stock underlying options.

(7) Includes 1,225,077 shares of common stock issuable upon exercise of options. Does not include 182,185 shares of common stock underlying options.

(8) Includes 1,905,501 shares of common stock issuable upon exercise of options. Does not include 1,932,099 shares of common stock underlying options.

(9) Includes 691,758 shares of common stock issuable upon exercise of options. Does not include 1,643,242 shares of common stock underlying options.

(10) Includes 1,815,078 shares of common stock issuable upon exercise of options. Does not include 1,684,922 shares of common stock underlying options.

(11) Includes 894,770 shares of common stock issuable upon exercise of options. Does not include 1,605,230 shares of common stock underlying options.

(12) Includes 1,927,578 shares of common stock issuable upon exercise of options. Does not include 1,972,422 shares of common stock underlying options.

(13) See notes (1) through (12).

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders(1)	46,707,934	$0.83	2,905,170
Equity compensation plans not approved by stockholders	—	—	—
Total	46,707,934	$0.83	2,905,170

(1)	The amounts shown in this row include securities under the Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

(2)	In accordance with the “evergreen” provision in our 2013 Plan, an additional 8,690,581 shares were automatically made available for issuance on the first trading day of 2024, which represents 4% of the number of shares outstanding on December 31, 2023; these shares are excluded from this calculation.

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, there has been no transaction or series of similar transactions, since January 1, 2023, to which we were a party or will be a party, in which:

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

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and 2022, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Years Ended December 31,
	2023	2022
Audit Fees	$270	$265
Audit-Related Fees	-	-
Tax Fees	-	-
Total Fees	$270	$265

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

Part IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 31, 2017 with the Securities and Exchange Commission).
4.6	Description of Securities*
10.1	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).†
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.5	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
10.6	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015).+
10.8	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
10.9	Employment Agreement, dated March 22, 2018, between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 27, 2018).†
10.10	Employment Agreement, dated October 15, 2018, between Matinas Biopharma Holdings, Inc. and Theresa Matkovits (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2018). †
10.11	Employment Agreement, dated January 3, 2019, between Matinas Biopharma Holdings, Inc. and Keith Kucinski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019).†
10.12	Employment Agreement, dated February 25, 2019, between Matinas Biopharma Holdings, Inc. and James J. Ferguson III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2019). †
10.13	At-The-Market Sales Agreement, dated July 2, 2020, between Matinas BioPharma Holdings, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).
10.14	Therapeutic Development Award Agreement, dated November 19, 2020, between Matinas BioPharma Holdings, Inc. and the Cystic Fibrosis Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2021).
10.15	Employment Agreement, dated December 1, 2020, between Matinas Biopharma Holdings, Inc. and Hui Liu. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 8, 2022)†
10.16	Employment Agreement, dated December 6, 2021, between Matinas Biopharma Holdings, Inc. and Thomas Hoover. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 8, 2022)†
Consulting Agreement, dated August 8, 2022, by and between the Company and Raphael J. Mannino (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, filed on November 2, 2022).
10.17	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Jerome Jabbour (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly report on Form 10-K, filed on March 15, 2023)†
10.18	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Theresa Matkovits (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly report on Form 10-K, filed on March 15, 2023)†
10.19	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Keith Kucinski (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly report on Form 10-K, filed on March 15, 2023)†
10.20	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and James Ferguson (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly report on Form 10-K, filed on March 15, 2023)†
19.1	Matinas BioPharma Holdings Corp. Insider Trading Policy*
21.1	Subsidiaries Index*
23.1	Consent of EisnerAmper LLP*
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certifications**
97.1	Matinas BioPharma Holdings, Inc. Compensation Recovery Policy*
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023 and 2022; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.*
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 27, 2024.

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

Person	Capacity	Date

/s/ Jerome D. Jabbour	Chief Executive Officer and Director	March 27, 2024
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Keith A. Kucinski	Chief Financial Officer	March 27, 2024
Keith A. Kucinski	(Principal Financial and Accounting Officer)

/s/ Eric Ende	Chairman of the Board	March 27, 2024
Eric Ende

/s/ Herbert Conrad	Director	March 27, 2024
Herbert Conrad

/s/ Kathryn Corzo	Director	March 27, 2024
Kathryn Corzo

/s/ Natasha Giordano	Director	March 27, 2024
Natasha Giordano

/s/ James S. Scibetta	Director	March 27, 2024
James S. Scibetta

/s/ Matthew A. Wikler	Director	March 27, 2024
Matthew A. Wikler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Matinas BioPharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring net losses and net cash flow used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accruals and prepaid balance for research and development expenses

As disclosed in the consolidated statements of operations, for the year ended December 31, 2023, the Company incurred significant research and development (“R&D”) expenses, which amounted to approximately $14.5 million. At December 31, 2023, the Company had accrued approximately $0.9 million for R&D expenses on the consolidated balance sheet. The Company also recorded prepaid R&D expense of approximately $0.7 million on the consolidated balance sheet. A significant amount of the Company’s R&D expenses are service fees paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). The R&D activities with these CROs and CMOs are documented in contractual agreements and are typically performed over an extended period. The amounts recorded on the consolidated balance sheet for such R&D contracts represent the Company’s estimates of the unpaid and prepaid R&D expenses based on facts and circumstances known to the Company at that time, and are dependent upon the timely and accurate reporting of CROs and CMOs. The amount of R&D expense to be recognized under these agreements based on the Company’s estimate of the progress of work completed during the financial reporting period and involves judgement and estimation.

We identified management’s estimate of accruals and prepaid balances for R&D expenses as a critical audit matter due to the significance of these expenses to the financial statements and the significant judgement and estimation required by management in determining the progress or state of completion of clinical studies or services rendered. As a result, a high degree of auditor judgement and additional testing were required to evaluate audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to accruals and prepaid balances for R&D expenses included the following, among others, (i) we obtained an understanding of management’s process and evaluated the design and implementation of controls over developing its estimate of accrued and prepaid R&D expenses, including the process of estimating the expenses incurred to date based on the status of the clinical studies; (ii) we read selected agreements and contract amendments with CROs and CMOs and evaluating the significant assumptions described above and the methods used in developing the R&D estimates and recalculating the amounts that were unpaid and prepaid at the balance sheet date, (iii) we confirmed with certain CROs and CMOs contractual commitments and amounts completed, paid and unpaid, and (iv) made direct inquiries of the Company research personnel regarding project status, and inspected invoices received subsequent to year-end and additional documents and correspondence with the CROs and CMOs when used by management to develop its estimate of R&D expenditures.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2011

EISNERAMPER LLP

Iselin, New Jersey

March 27, 2024

Matinas BioPharma Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	December 31,
	2023	2022
ASSETS:

Current assets:
Cash and cash equivalents	$4,787	$6,830
Marketable debt securities	8,969	21,933
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	1,737	5,719
Total current assets	15,543	34,532

Non-current assets:
Leasehold improvements and equipment - net	1,923	2,091
Operating lease right-of-use assets - net	3,064	3,613
Finance lease right-of-use assets - net	21	30
In-process research and development	3,017	3,017
Goodwill	1,336	1,336
Restricted cash - security deposit	200	200
Total non-current assets	9,561	10,287
Total assets	$25,104	$44,819

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$514	$618
Accrued expenses and other liabilities	1,447	3,099
Operating lease liabilities - current	656	562
Financing lease liabilities - current	5	7
Total current liabilities	2,622	4,286

Non-current liabilities:
Deferred tax liability	341	341
Operating lease liabilities - net of current portion	2,877	3,533
Financing lease liabilities - net of current portion	18	22
Total non-current liabilities	3,236	3,896
Total liabilities	5,858	8,182

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at December 31, 2023 and 2022, respectively; 217,264,526 issued and outstanding as of December 31, 2023 and 2022, respectively	22	22
Additional paid-in capital	195,018	190,070
Accumulated deficit	(175,573)	(152,631)
Accumulated other comprehensive loss	(221)	(824)
Total stockholders’ equity	19,246	36,637
Total liabilities and stockholders’ equity	$25,104	$44,819

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022
Revenue:
Contract Revenue	$1,096	$3,188
Costs and Expenses:
Research and development	14,489	16,678
General and administrative	10,373	11,100

Total costs and expenses	24,862	27,778

Loss from operations	(23,766)	(24,590)
Sale of New Jersey net operating loss & tax credits	484	3,491
Other income, net	340	102

Net loss	$(22,942)	$(20,997)
Net loss per share – basic and diluted	$(0.11)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	217,264,526	216,811,439
Other comprehensive gain/(loss), net of tax
Unrealized gain/(loss) on securities available-for-sale	603	(679)
Other comprehensive gain/(loss), net of tax	603	(679)
Comprehensive loss	$(22,339)	$(21,676)

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2021	216,269,450	$22	$184,251	$(131,634)	$(145)	$52,494
Stock-based compensation	—	—	5,228	—	—	5,228
Issuance of common stock upon exercise of options	195,076	—	99	—	—	99
Issuance of common stock in exchange for warrants	400,000	—	201	—	—	201
Issuance of common stock pursuant to license agreement amendment	400,000	—	291	—	—	291
Other comprehensive loss	—	—	—	—	(679)	(679)
Net loss	—	—	—	(20,997)	—	(20,997)
Balance, December 31, 2022	217,264,526	$22	$190,070	$(152,631)	$(824)	$36,637

Stock-based compensation	—	—	4,948	—	—	4,948
Other comprehensive income	—	—	—	—	603	603
Net loss	—	—	—	(22,942)	—	(22,942)
Balance, December 31, 2023	217,264,526	$22	$195,018	$(175,573)	$(221)	$19,246

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,942)	$(20,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385	337
Loss on disposal of equipment	1	2
Stock-based compensation expense	4,948	5,228
Amortization of operating lease right-of-use assets	548	542
Amortization of finance lease right-of-use assets	8	19
Amortization of bond discount	107	211
Stock issued pursuant to license agreement amendment	—	291
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,983	(4,197)
Accounts payable	(103)	(321)
Accrued expenses and other liabilities	(1,651)	249
Operating lease liabilities	(562)	(520)
Net cash used in operating activities	(15,278)	(19,156)

Cash flows from investing activities:
Purchases of marketable debt securities	—	(9,481)
Proceeds from sales of marketable debt securities	13,460	15,250
Purchases of leasehold improvements and equipment	(218)	(892)
Net cash provided by investing activities	13,242	4,877

Cash flows from financing activities:
Proceeds from exercise of options	—	99
Payments of capital lease liability – principal	(7)	(20)
Net cash (used in) provided by financing activities	(7)	79

Net decrease in cash, cash equivalents and restricted cash	(2,043)	(14,200)
Cash, cash equivalents and restricted cash at beginning of period	7,080	21,280

Cash, cash equivalents and restricted cash at end of period	$5,037	$7,080

Supplemental non-cash financing and investing activities:
Unrealized gain/(loss) on marketable debt securities	$603	$(679)
Cash exercise of warrants in prepaid expenses and other current assets	$—	$(201)
Right-of-use asset in exchange from liabilities from an operating lease modification	$—	$(64)
Right-of-use asset in exchange from liabilities from finance leases	$—	$14

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

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2023, the Company had an accumulated deficit of $175,573. The Company’s net loss for the years ended December 31, 2023 and 2022 was $22,942 and $20,997, respectively.

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

As of December 31, 2023, the Company had cash and cash equivalents of $4,787, marketable debt securities of $8,969 and restricted cash of $250. The Company does not believe that the cash and cash equivalents and marketable debt securities on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon control over its operating expenses, anticipated proceeds from future sales of common stock through the At-The-Market Sales Agreement (“Sales Agreement”) with BTIG, LLC. and securing additional financing. While the Company believes in the viability of this strategy and believes the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance the Company will be successful in its implementation. In particular, utilization of the Sales Agreement may not be viable due to market conditions and new financing may not be available on acceptable terms, or at all. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Financial impact of events beyond our control

Our financial condition and results of operations may be impacted by factors we may not be able to control, such as pandemics, global supply chain disruptions, global trade disputes and/or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, rising inflation rates may affect us by increasing operating expenses, such as employee-related costs and clinical trial expenses, negatively impacting our results of operations.

The Company’s financial results for the year ended December 31, 2023 were not significantly impacted by factors beyond our control, such as those described above. However, the Company cannot predict the impact of any of these factors on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of service providers and suppliers to continue to operate and deliver, the ability of the Company to maintain operations, and any government and/or public actions taken in response to these factors.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include, but are not limited to, the Company’s research and development expenses and the assessment of the impairment of goodwill and intangible assets.

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

Marketable Debt Securities

Marketable debt securities, all of which are available-for-sale, consist of U.S. treasury bonds, U.S. government notes and corporate debt securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive loss, except for losses from impairments which are determined to be other-than-temporary. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. The Company reviews its portfolio of available-for-sale debt securities, using both qualitative and quantitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in other income, net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other income, net. For a complete disclosure of the Company’s marketable debt securities, see Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Debt Securities.

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable debt securities. The Company’s investment policy is to invest only in institutions that meet high credit quality standards and establishes limits on the amount and time to maturity of investments with any individual counterparty. Balances are maintained at U.S. financial institutions and may from time to time exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 per depositor, per insured bank for each account ownership category. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2023 and 2022.

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

Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation and amortization is removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred. For a complete disclosure of the Company’s leasehold improvements and equipment, see Note 6 – Leasehold Improvements and Equipment.

Goodwill and other intangible assets

Goodwill is recorded when consideration paid for an acquired entity exceeds the fair value of the net assets acquired. Goodwill is not amortized but rather is assessed for impairment at least annually on a reporting unit basis, or more frequently when events and circumstances indicate the goodwill may be impaired. U.S. GAAP provides that the Company has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the Company determines this is the case, the Company can perform further quantitative analysis to identify and measure the amount of goodwill impairment loss to be recognized, if any.

A reporting unit is an operating segment, or one level below an operating segment. Historically, the Company has conducted its business in a single operating segment and reporting unit.

For the year ended December 31, 2023, due primarily to there being substantial doubt about the ability of the Company to continue as a going concern, the Company assessed goodwill impairment by performing a quantitative analysis for its reporting unit. As part of the quantitative review, the Company considered whether its fair value, determined as the price a market participant would be willing to pay in a potential acquisition of the Company, exceeds its carrying value, including goodwill. Based on the results of the Company’s assessment, it was determined that its goodwill was not impaired.

For the year ended December 31, 2022, the Company assessed goodwill impairment by performing a qualitative analysis for its reporting unit. As part of the qualitative review, the Company considered relevant events and circumstances, with an emphasis on the fact that the Company’s fair value, as determined by its market capitalization, was well in excess of its book value. Based on the results of the Company’s assessment, it was determined that it is more-likely-than-not that its goodwill was not impaired.

Indefinite lived intangible assets are composed of in-process research and development (“IPR&D”) and represent projects acquired in a business combination that have not reached technological feasibility or that lack regulatory approval at the time of acquisition. These IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and upon establishment of technological feasibility or regulatory approval. An impairment loss, if any, is calculated by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment loss is recorded for the difference and its carrying value is reduced accordingly. Similar to the impairment test for goodwill, the Company may perform a qualitative review of its indefinite-lived intangible assets for impairment in order to determine the necessity of performing a quantitative analysis to identify and measure the amount of impairment loss to be recognized, if any.

For the year ended December 31, 2023, the Company performed a quantitative analysis, using a discounted cash flow approach to determine fair value, and concluded that its indefinite-lived assets were not impaired. For the year ended December 31, 2022, the Company used the qualitative approach and concluded that it was more-likely-than-not that its indefinite-lived assets were not impaired.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in 2023 and 2022 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2023.

Since the Company incurred net operating losses in every tax year since inception, the 2014 through 2022 income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

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

Basic and diluted net loss per common share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities.

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

During the years ended December 31, 2023 and 2022, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. The reconciliation of the diluted shares as of December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
Stock options	46,708	34,739
Warrants	—	238
Total	46,708	34,977

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

For the years ended December 31, 2023 and 2022, the Company’s revenues primarily consist of contract research revenue from the BioNTech Agreement to evaluate the combination of mRNA formats utilizing the Company’s proprietary LNC Platform. For a complete disclosure of the Company’s Revenue Recognition, see Note 9 – Revenue Recognition, Collaboration Agreements, and Other Research and Development Agreements.

On December 12, 2019, the Company entered into a feasibility study agreement (the “Agreement”) with Genentech, Inc. (“Genentech”). This feasibility study involves the development of oral formulations using the Company’s LNC Platform, which enables the development of a wide range of difficult-to-deliver molecules. Under the terms of the Agreement, Genentech paid the Company a total of $100 for three molecules, or approximately $33 per molecule, which will be recognized upon the Company fulfilling its obligations for each molecule under the Agreement. The Agreement has a single performance obligation that is recognized over time as the services are performed. There are no contract assets associated with this Agreement. The Company recognized $33 and $0 of Genentech revenue for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company completed its obligations for all three molecules.

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

Research and Development Arrangement: Under the terms of our research and development agreement with the CFF Agreement, the Company did not account for this arrangement in accordance with Topic 606. However, the Company has determined that it is a partner under a collaboration agreement as it shares in the risks and rewards that would be received if the product is successful and commercialized. Therefore the funds received under the terms of this agreement will be recorded as reimbursements of research and development costs and reduce the research and development expenses in the Company’s Statements of Operations and Comprehensive Loss. The Company records the reimbursements for certain materials and other research and development costs associated with the agreement when it is probable that a significant reversal in the amount of cumulative costs have been recognized. During the years ended December 31, 2023 and 2022, the Company recognized $88 and $811, respectively, of reimbursed research and development costs associated with the CFF Agreement. For a complete disclosure of the CFF Agreement, see Note 9 – Collaboration Agreements, Collaboration Agreements, and other Research and Development Agreements.

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

Recent accounting pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items with description of composition, and disclosure of the title and position of the CODM. ASU 2023-17 is effective for annual periods beginning after December 31, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and this ASU should be applied retrospectively to each period presented in the financial statements. Since the Company views its operations and manages its business in one operating and reporting segment, the Company believes this additional disclosure will not have an impact on its consolidated financial statements and related disclosures. As a result, we intend to adopt the provision of this ASU in the fourth quarter of 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclousres (“ASU 2023-09”). This ASU requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation and provide additional information for reconciling items that meet a five percent quantitative threshold. Additionally, the ASU requires all entities to disclose the amount of income taxed paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 31, 2024. Early adoption is permitted and this ASU should be applied on a prospective basis, a retrospective application permitted in the financial statements. The Company is currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures. As a result, we intend to adopt the provisions of this ASU in the fourth quarter of 2025.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. Restricted cash at each of December 31, 2023 and 2022 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2023, December 31, 2022 and December 31, 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$4,787	$6,830	$21,030
Restricted cash included in current/non-current assets	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$5,037	$7,080	$21,280

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from marketable debt securities are recorded in other income, net. The Company did not incur any realized gains and losses during the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, the Company recorded unrealized gains/(losses) of $603 and ($679), respectively. As of December 31, 2023 and 2022, the Company had net accumulated unrealized losses of $221 and $824, respectively.

The following tables summarize the Company’s marketable debt securities as of December 31, 2023:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$999	$—	$(3)	$996
U.S. Government Notes	8,191	—	(218)	7,973
Total marketable debt securities	$9,190	$—	$(221)	$8,969

All debt securities classified as available-for-sale are due to mature within one year of December 31, 2023.

The Company’s marketable debt securities for the year ended December 31, 2022 consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$993	$—	$(34)	$959
U.S. Government Notes	16,324	—	(721)	15,603
Corporate Debt Securities	5,440	—	(69)	5,371
Total marketable debt securities	$22,757	$—	$(824)	$21,933

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2022:

Fair Value
Due within one year	$13,240
Due after one year through five years	8,693
$21,933

The Company determined that the unrealized (losses) and gains are temporary as of December 31, 2023 and 2022. Unrealized (losses) and gains generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows for a fundamental weakness in the credit quality of the issuer or underlying assets.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$996	$996	$—	$—
U.S. Government Notes	7,973	—	7,973	—
Total	$8,969	$996	$7,973	$—

		Fair Value Hierarchy
December 31, 2022	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$959	$959	$—	$—
U.S. Government Notes	15,603	—	15,603	—
Corporate Debt Securities	5,371	—	5,371	—
Total	$21,933	$959	$20,974	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable debt securities consisting of U.S. government notes and corporate debt securities are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Equipment	$2,463	$2,305
Leasehold improvements	1,155	1,155
Total	3,618	3,460
Less: accumulated depreciation and amortization	1,695	1,369
Leasehold improvements and equipment, net	$1,923	$2,091

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $385 and $337, respectively. During the years ended December 31, 2023 and 2022, the Company purchased equipment and leasehold improvements of $218 and $892, respectively. During the year ended December 31, 2023, the Company recorded an asset write-off of $60, including $59 of related accumulated depreciation. During the year ended December 31, 2022, the Company recorded an asset write-off of $7, including $5 of related accumulated depreciation.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities, summarized by major category, consist of the following for years ended December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Payroll and incentives	$1,176	$1,705
General and administrative expenses	196	455
Research and development expenses	75	130
Deferred revenue *	—	721
Other deferred liabilities **	—	88
Total	$1,447	$3,099

*	At December 31, 2022, the balance included $688 related to an exclusive research collaboration with BioNTech SE (the “BioNTech Agreement”) and $33 is related to a feasibility study agreement with Genentech, Inc. (the “Genentech Agreement”). (See Note 9 – Revenue Recognition, Collaboration Agreements, and Other research and Development Agreements).
**	At December 31, 2022, the balance of $88 was related to an award agreement with the Cystic Fibrosis Foundation (the “CFF Agreement). (See Note 9 – Revenue Recognition, Collaboration Agreements, and Other Research and Development Agreements).

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

On December 15, 2016, the Company entered into a 10-year, 3-month lease of laboratory and manufacturing space in Bridgewater, New Jersey. The lease began August 2017. The monthly rent started at approximately $43, increasing to approximately $64 in the final year. To obtain the lease, the Company provided an initial security deposit of $586 which was subsequently reduced and is currently $200 at December 31, 2023.

The Company incurred lease expense for its operating leases of $902 and $872 for the years ended December 31, 2023 and 2022. The Company incurred amortization expense on its operating lease right-of-use assets of $548 and $542 for the years ended December 31, 2023 and 2022, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $3 and $1 for the years ended December 31, 2023 and 2022, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $8 and $19 for the years ended December 31, 2023 and 2022, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of December 31, 2023:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2024	$956	$7
2025	998	7
2026	1,040	7
2027	944	7
2028	273	—
Thereafter	138	—
Total undiscounted operating lease payments	$4,349	$28
Less: Imputed interest	816	5
Present value of operating lease liabilities	$3,533	$23

Weighted average remaining lease term in years	4.3	3.9
Weighted average discount rate	9.2%	11.6%

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

For the year ended December 31, 2023, $688 of the contract research revenue was recognized from the license fee and $375 was earned from the monthly clinical research services performed by the Company. As of December 31, 2023, the Company had recognized all of contract research revenue from the BioNTech Agreement.

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

As of December 31, 2023, the Company has received $3,635 of the $4,555 commitment, inclusive of the Amendment’s additional milestone payment, and a related deferred liability balance of $0 and $88 is included in accrued expenses at December 31, 2023 and December 31, 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $88 and $811, respectively, as credits to research and development expenses related to the CFF award. During the fourth quarter of 2022, for financial and technical reasons, the Company determined that it was not commercially reasonable to continue the development of MAT2501 and instead elected to focus existing resources on other initiatives. As a result, the Company does not anticipate receiving the balance of the commitment and has no further obligations to CFF.

Genentech Feasibility Study Agreement

On December 12, 2019, the Company entered into the Genentech Agreement which involves the development of oral formulations using the Company’s LNC Platform. Under the terms of the Genentech Agreement, Genentech paid the Company a total of $100 for the development of three molecules, or approximately $33 per molecule, which is being recognized upon the Company fulfilling its obligations for each molecule under the Genentech Agreement. The Company recorded the upfront consideration as deferred revenue, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2022, the Company completed its obligations related to the first and second of the three molecules. During the year ended December 31, 2023, the Company completed its obligations related to the remaining molecule.

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

Note 10 – Commitments

Royalty payment rights

Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our Series A Preferred Stock, the Company may be required to pay royalties of up to $35 million per year. If and when the Company obtains FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2027, if ever, and/or if the Company generates sales of such products, or receives any proceeds from the licensing or other disposition of MAT2203 or MAT2501, the Company will be required to pay to certain former holders of its Series A Preferred Stock, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

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

Note 11 – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2023 and 2022, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

The components of the income tax provision are as follows:

Year Ended December 31,
	2023	2022
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Total current expense (benefit):	$—	$—

Deferred expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred expense (benefit):	$—	$—

Total income tax expense (benefit):	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income at U.S. Statutory Rate	21.00%	21.00%
State Taxes, net of Federal benefit	7.91%	7.65%
Permanent Differences	(1.20)%	(1.25)%
Tax Credits	2.49%	2.52%
Valuation Allowance	(30.19)%	(29.92)%
	0.00%	0.00%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses.

Significant components of the Company’s deferred tax assets (liabilities) for 2023 and 2022 consist of the following:

	Year Ended December 31,
	2023	2022
Share-based Compensation	$5,383	$4,512
Depreciation and Amortization	(23)	(18)
Accrued Liability	307	481
Net Operating Loss Carry-forwards	25,146	21,755
R&D Credit Carryforwards	4,432	3,773
R&D Section 174 Costs	5,953	4,268
Other	1	(1)
IPR&D	(851)	(851)
ROU Asset	(870)	(1,027)
ROU Liability	996	1,155
Total Deferred tax assets	$40,474	$34,047
Valuation allowance	(40,815)	(34,388)
Net deferred tax asset (liability)	$(341)	$(341)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryforward losses to years in which the Company has taxable income. Due to the Company’s history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowances were $40,815, $34,388 and $31,023 as of December 31, 2023, 2022 and 2021, respectively, representing increases of $6,427 and $3,365 for the years ending December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had Federal net operating loss carryforwards of $38,080 which will begin to expire in 2032. In addition, the Company has federal net operating loss carryforwards of $77,025 which have an indefinite carryforward period. The Company also had federal and state research and development tax credit carryforwards of $4,432. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2032, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

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

Sale of net operating losses (NOLs) & tax credits

The Company recognized $484 and $3,491 for the years ended December 31, 2023 and 2022, respectively, in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program. In addition, the Tax Cuts and Jobs Act, signed into law on December 22, 2017 imposes significant additional limitations on the deductibility of interest and limits NOL deductions to 80% of net taxable income for losses arising in taxable years beginning after December 31, 2017.

Note 12 – Stockholders’ Equity

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. The Company did not sell any shares of its common stock under the Sales Agreement during either 2023 or 2022. At December 31, 2023, the Sales Agreement’s available capacity was $44,247.

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

Warrants

As of December 31, 2023, the Company did not have any outstanding warrants to purchase shares of common stock. A summary of warrants outstanding as of December 31, 2023 and 2022 is presented below:

Shares
Outstanding at December 31, 2021	988
Issued	—
Exercised	(400)
Expired	(350)
Outstanding at December 31, 2022	238
Issued	—
Exercised	—
Expired	(238)
Outstanding at December 31, 2023	—

Note 13 – Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income/(loss) by components during the years ended December 31, 2023 and 2022:

	Net Unrealized Gains/(Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2021	$(145)	$(145)
Net unrealized loss on securities available-for-sale	(679)	(679)
Balance, December 31, 2022	$(824)	$(824)
Net unrealized gain on securities available-for-sale	603	603
Balance, December 31, 2023	$(221)	$(221)

All components of accumulated other comprehensive income/(loss) are net of tax.

Note 14 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”) provides for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights to eligible employees, officers, non-employee directors and other individual service providers. Options under the Plan may be granted at prices not less than 100% of the fair value of the shares on the date of grant as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determines the period over which the options become exercisable subject to certain restrictions as defined in the Plan, with the current outstanding options generally vesting over three or four years. The term of the options is no longer than ten years. As of December 31, 2023, the Company had 54,293,819 shares of common stock authorized for issuance under the Plan.

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

The Company recognized stock-based compensation expense (options and restricted share grants) in the following expense categories of its consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022
Research and Development	$2,120	$2,400
General and Administrative	2,828	2,828
Total	$4,948	$5,228

The following table contains information about the Company’s stock plan at December 31, 2023:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan (in thousands)	54,294	*	51,389	**	2,905

*	Increased by 8,691 on January 1, 2023, representing 4% of the total number of shares of common stock outstanding on December 31, 2022.
**	Includes both stock grants and option grants

Stock Options

The following table summarizes the Company’ stock option activity and related information for the period from January 1, 2022 to December 31, 2023 (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2022	28,184	$1.21	7.2
Granted	8,509	0.56
Exercised	(195)	0.51
Forfeited	(175)	0.96
Expired	(1,584)	1.06
Outstanding at December 31, 2022	34,739	$1.07	7.1
Granted	13,928	0.24
Exercised	—	-
Forfeited	(296)	0.63
Expired	(1,663)	0.94
Outstanding at December 31, 2023	46,708	$0.83	7.4

The following table summarizes outstanding options at December 31, 2023, by their exercise price (options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price Per Share
$0.15 - $0.69	22,128	$0.35
$0.73 - $0.92	9,684	$0.86
$0.93 - $1.28	6,659	$1.11
$1.36 - $3.32	8,237	$1.88
	46,708	$0.83

As of December 31, 2023, the number of vested shares underlying outstanding options was 24,507,007 at a weighted average exercise price of $1.18. The aggregate intrinsic value of in-the-money options outstanding as of December 31, 2023 was $22. The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.22 on December 31, 2023, and the exercise price of options, multiplied by the number of options. As of December 31, 2023, there was $7,836 of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.6 years.

All outstanding options expire ten years from date of grant. Options granted to employees prior to 2018 vest in equal monthly installments over three years. Beginning in 2018, options granted to employees vest over four years, with 25% of the shares vesting on the first annual anniversary of grant and the remaining shares vesting in 36 equal monthly installments over the following 3 years.

The resulting compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period of the award. The following weighted-average assumptions were used to calculate share-based compensation for the comparative periods presented:

	For the Year Ended December 31,
	2023	2022
Volatility	91.2% - 120.5%	92.1% - 98.7%
Risk-free interest rate	3.50% - 4.69%	1.57% - 4.32%
Dividend yield	0.0%	0.0%
Expected life	6.0 years	6.0 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Hence, the Company uses the “simplified method” described in Staff Accounting Bulletin (SAB) 107 to estimated the expected term of share option grants.

The expected stock price volatility assumption is based on the Company’s historical stock price volatility.

Note 15 – Subsequent Events

None.

