Form 10-Q
period 2024-03-31
Matinas BioPharma Holdings, Inc.
filed 2024-05-09
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 250,816,164 shares of the registrant’s common stock, $0.0001 par value, outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended March 31, 2024

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,071	$4,787
Marketable debt securities	7,039	8,969
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	2,129	1,737
Total current assets	10,289	15,543

Non-current assets:
Leasehold improvements and equipment – net	1,829	1,923
Operating lease right-of-use assets – net	2,919	3,064
Finance lease right-of-use assets – net	20	21
In-process research and development	3,017	3,017
Goodwill	1,336	1,336
Restricted cash – security deposit	200	200
Total non-current assets	9,321	9,561
Total assets	$19,610	$25,104

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$473	$514
Accrued expenses	839	1,447
Operating lease liabilities – current	681	656
Financing lease liabilities – current	5	5
Total current liabilities	1,998	2,622

Non-current liabilities:
Deferred tax liability	341	341
Operating lease liabilities – net of current portion	2,697	2,877
Financing lease liabilities – net of current portion	16	18
Total non-current liabilities	3,054	3,236
Total liabilities	5,052	5,858

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 217,482,830 and 217,264,526 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	196,067	195,018
Accumulated deficit	(181,397)	(175,573)
Accumulated other comprehensive loss	(134)	(221)
Total stockholders’ equity	14,558	19,246
Total liabilities and stockholders’ equity	$19,610	$25,104

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

Unaudited

	Three Months Ended March 31,
	2024	2023
Revenue:
Contract revenue	$—	$1,096
Costs and Expenses:
Research and development	3,446	3,970
General and administrative	2,456	2,712

Total costs and expenses	5,902	6,682

Loss from operations	(5,902)	(5,586)
Other income, net	78	73

Net loss	$(5,824)	$(5,513)
Net loss per share – basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	217,358,085	217,264,526
Other comprehensive gain, net of tax
Unrealized gain on securities available-for-sale	87	229
Other comprehensive gain, net of tax	87	229
Comprehensive loss	$(5,737)	$(5,284)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2023	217,264,526	$22	$195,018	$(175,573)	$(221)	$19,246
Stock-based compensation	—	—	995	—	—	995
Issuance of common stock in public offering, net of stock issuance cost ($2)	218,304	—	54	—	—	54
Other comprehensive income	—	—	—	—	87	87
Net loss	—	—	—	(5,824)	—	(5,824)
Balance, March 31, 2024	217,482,830	$22	$196,067	$(181,397)	$(134)	$14,558

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2022	217,264,526	$22	$190,070	$(152,631)	$(824)	$36,637
Stock-based compensation	—	—	1,272	—	—	1,272
Other comprehensive income	—	—	—	—	229	229
Net loss	—	—	—	(5,513)	—	(5,513)
Balance, March 31, 2023	217,264,526	$22	$191,342	$(158,144)	$(595)	$32,625

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,824)	$(5,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	93
Stock based compensation expense	995	1,272
Amortization of operating lease right-of-use assets	145	132
Amortization of finance lease right-of-use assets	1	4
Amortization of bond discount	18	44
Changes in operating assets and liabilities:
Operating lease liabilities	(154)	(132)
Prepaid expenses and other current assets	(393)	2,420
Accounts payable	(41)	(102)
Accrued expenses and other liabilities	(610)	(2,305)
Net cash used in operating activities	(5,769)	(4,087)

Cash flows from investing activities:
Proceeds from maturities of marketable debt securities	2,000	3,000
Net cash provided by investing activities	2,000	3,000

Cash flows from financing activities:
Net proceeds from public offering of common stock	54	—
Payments of finance lease liability – principal	(1)	(4)
Net cash provided by/(used in) financing activities	53	(4)

Net decrease in cash, cash equivalents and restricted cash	(3,716)	(1,091)
Cash, cash equivalents and restricted cash at beginning of period	5,037	7,080

Cash, cash equivalents and restricted cash at end of period	$1,321	$5,989

Supplemental non-cash financing and investing activities:
Unrealized gain on marketable debt securities	$87	$229

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

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2024, the Company had an accumulated deficit of $181,397. The Company’s net loss was $5,824 for the three months ended March 31, 2024.

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

As of March 31, 2024, the Company had cash and cash equivalents of $1,071, marketable debt securities of $7,039 and restricted cash of $250. In addition, on April 5, 2024, the Company completed a registered direct offering of its common stock, raising $9,250, net of fees and expenses (see Note 13). The Company does not believe the cash and cash equivalents and marketable debt securities on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon control over its operating expenses, anticipated proceeds from future sales of common stock through its At-The-Market Sales Agreement (“ATM”) with BTIG, LLC. and securing additional financing. While the Company believes in the viability of this strategy and believes the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance the Company will be successful in its implementation. In particular, utilization of the ATM may not be viable due to market conditions and new financing may not be available on acceptable terms, or at all. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s significant accounting policies are described in Note 3 within the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Debt Securities

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash and cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable debt securities. Cash and cash equivalents consist of cash in bank checking and savings accounts, money market funds and short-term U.S. treasury bonds that mature within three months of settlement date.

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both March 31, 2024 and December 31, 2023 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022:

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,071	$4,787	$5,739	$6,830
Restricted cash included in current/non-current assets	250	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$1,321	$5,037	$5,989	$7,080

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable debt securities are recorded in other income, net. The Company did not incur any realized gains and losses during the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, the Company recorded unrealized gains of $87 and $229, respectively. As of March 31, 2024 and December 31, 2023, the Company had net accumulated unrealized losses of $134 and $221, respectively.

The following tables summarize the Company’s marketable debt securities as of March 31, 2024:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Government Notes	$7,173	$—	$(134)	$7,039
Total marketable debt securities	$7,173	$—	$(134)	$7,039

All debt securities classified as available-for-sale are due to mature within one year of March 31, 2024.

The following tables summarize the Company’s marketable debt securities as of December 31, 2023:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$999	$—	$(3)	$996
U.S. Government Notes	8,191	—	(218)	7,973
Total marketable debt securities	$9,190	$—	$(221)	$8,969

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
March 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Government Notes	$7,039	$—	$7,039	$—
Total	$7,039	$—	$7,039	$—

		Fair Value Hierarchy
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$996	$996	$—	$—
U.S. Government Notes	7,973	—	7,973	—
Total	$8,969	$996	$7,973	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable debt securities consisting of U.S. government notes are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Equipment	$2,463	$2,463
Leasehold improvements	1,155	1,155
Total	3,618	3,618
Less: accumulated depreciation and amortization	1,789	1,695
Leasehold improvements and equipment, net	$1,829	$1,923

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $94 and $93, respectively.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
Payroll and incentives	$501	$1,176
General and administrative expenses	223	196
Research and development expenses	115	75
Total	$839	$1,447

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

Operating lease obligations

The Company incurred lease expense for its operating leases of $226 for each of the three month periods ended March 31, 2024 and 2023, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $145 and $132 for the three months ended March 31, 2024 and 2023, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $1 for the three months ended March 31, 2024 and 2023. The Company incurred amortization expense on its finance lease right-of-use assets of $1 and $4 for the three months ended March 31, 2024 and 2023, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of March 31, 2024:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2024	$721	$5
2025	998	7
2026	1,040	7
2027	944	7
2028	273	—
Thereafter	138	—
Total undiscounted operating lease payments	$4,114	$26
Less: Imputed interest	736	5
Present value of operating lease liabilities	$3,378	$21

Weighted average remaining lease term in years	4.1	3.7
Weighted average discount rate	9.2%	11.6%

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

Note 10 – Stockholders’ Equity

Common Stock

For the three months ended March 31, 2024 and 2023, the Company sold 218,304 and 0, respectively, shares of its common stock under the ATM with BTIG, LLC.

Warrants

As of March 31, 2024, the Company did not have any outstanding warrants to purchase shares of the Company’s common stock.

Basic and diluted net loss per common share

During the three months ended March 31, 2024 and 2023, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of March 31, 2024 and 2023:

	As of March 31,
	2024	2023
Stock options	46,031,560	34,677,699
Warrants	—	238,000
Total	46,031,560	34,915,699

Note 11 – Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component during the three months ended March 31, 2024 and 2023:

	Net Unrealized Gain/(Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(221)	$(221)
Net unrealized gain on securities available-for-sale	87	87
Balance, March 31, 2024	$(134)	$(134)

Balance, December 31, 2022	$(824)	$(824)
Net unrealized loss on securities available-for-sale	229	229
Balance, March 31, 2023	$(595)	$(595)

All components of accumulated other comprehensive income are net of tax.

Note 12 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”), which expired on May 7, 2024, provided for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the three month periods ended March 31, 2024 and 2023. The term of the Plan was for 10 years. The Company intends to adopt a new equity compensation plan at its 2024 Annual Meeting, pending shareholder approval.

The following table contains information about the Company’s stock plan at March 31, 2024:

	Awards Reserved for Issuance		Awards Issued & Exercised		Awards Available for Grant
2013 Equity Compensation Plan	62,984,400	*	50,712,275	**	12,272,125

*	Increased by 8,690,581 on January 1, 2024, representing 4% of the total number of shares of common stock outstanding on December 31, 2023.
**	Includes both restricted stock grants and option grants

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
Research and Development	$415	$553
General and Administrative	580	719
Total	$995	$1,272

As of March 31, 2024, total compensation costs related to unvested awards not yet recognized was $6,840 and the weighted-average periods over which the awards are expected to be recognized was 2.4 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the three months ended March 31, 2024:

Stock Options
Outstanding at December 31, 2023	46,707,934
Granted	—
Exercised	—
Forfeited	—
Expired	(676,374)
Outstanding at March 31, 2024	46,031,560

Note 13 – Subsequent Events

On April 5, 2024, the Company closed a registered direct offering of 33,333,334 shares of its common stock and warrants to purchase up to an aggregate of 33,333,334 additional shares of common stock, at a combined purchase price of $0.30 per share and accompanying warrant. The company generated gross proceeds of approximately $10,000 and net proceeds of approximately $9,250, after deducting underwriting discounts and commissions and other offering expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other reports we file with the Securities and Exchange Commission, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates which are still in an early development stage;

●	our reliance on our proprietary lipid nanocrystal (LNC) platform delivery technology, and certain related patents which are exclusively licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third parties, including third parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry;

●	our operations, business and financial results could be adversely impacted by global instability caused by armed conflicts, pandemics and geo-political uncertainty; and

●	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Overview

We are a clinical-stage biopharmaceutical company focused on delivering groundbreaking therapies using our lipid nanocrystal (LNC) platform delivery technology (LNC Platform). We are seeking to develop an internal pipeline of products utilizing the LNC Platform to successfully encapsulate small molecules and small oligonucleotides and facilitate targeted and extrahepatic delivery to desired cell tissues without toxicity.

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

For the three month periods ended March 31, 2024 and 2023, our net loss was $5,824 and $5,513, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We do not believe the cash, cash equivalents and marketable debt securities on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. We seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. These financing alternatives may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about our ability to continue as a going concern.

Financial Operations Overview

Revenue

During the three months ended March 31, 2024 and 2023, we generated $0 and $1,096, respectively, in contract research revenue resulting from the research collaborations with BioNTech SE and Genentech Inc. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three months ended March 31, 2024 and 2023. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal staffing, overhead and other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three Months Ended March 31,
	2024	2023
Direct research and development expenses:
Manufacturing process development	$270	$304
Preclinical trials	436	162
Clinical development	156	528
Regulatory	81	193
Internal staffing, overhead and other	2,503	2,783
Total research and development	$3,446	$3,970

Research and development activities are central to our business model. We expect our research and development expenses to increase over time because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. However, we anticipate that our research and development expenses during 2024 will be lower compared with expenses incurred during 2023 until such time as we are able to secure additional funding to support initiation of our ORALTO trial for MAT2203 and advancement of our LNC platform delivery technology.

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2024 and 2023 were $2,456 and $2,712, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. We anticipate that our general and administrative expenses during 2024 will decrease slightly compared to expenses incurred during 2023.

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

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” in our 2023 Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: (i) Research and development costs, and (ii) Goodwill and other intangible assets.

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

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023
Revenues	$—	$1,096

Expenses:
Research and development	$3,446	$3,970
General and administrative	2,456	2,712
Operating Expenses	$5,902	$6,682

Revenues. During the three months ended March 31, 2024 and 2023, we generated revenue of $0 and $1,096. The amount earned during the prior year resulted from the exclusive research collaborations with BioNTech SE and Genentech Inc.

Research and Development expenses. Research and Development (R&D) expense for the three months ended March 31, 2024 and 2023 was $3,446 and $3,970, respectively. The decrease in R&D expense was primarily attributable to the decrease in clinical trial consulting costs and in headcount costs.

General and Administrative expenses. General and Administrative (G&A) expense for the three months ended March 31, 2024 and 2023 was $2,456 and $2,712, respectively. The decrease in G&A expense was primarily attributable to lower stock based compensation expense and decreased insurance premiums.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements and public offerings of our equity securities. As of March 31, 2024, we have raised a total of $156,907 in gross proceeds and $144,195, net, from sales of our equity securities.

As of March 31, 2024, we had cash, cash equivalents and marketable debt securities totaling $8,110.

2024 Registered Direct Offering

On April 5, 2024, the Company closed a registered direct offering of 33,333,334 shares of its common stock and warrants to purchase up to an aggregate of 33,333,334 additional shares of common stock, at a combined purchase price of $0.30 per share and accompanying warrant. The Company generated gross proceeds of approximately $10,000 and net proceeds of approximately $9,250, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(5,769)	$(4,087)
Cash provided by investing activities	2,000	3,000
Cash provided by/(used in) financing activities	53	(4)
Net decrease in cash and cash equivalents and restricted cash	$(3,716)	$(1,091)

Operating Activities

Net cash used in operating activities was $5,769 and $4,087 for the three month periods ended March 31, 2024 and 2023, respectively. Net losses of $5,824 and $5,513 for the three month periods ended March 31, 2024 and 2023, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business and adjustments for non-cash stock based compensation expense.

Investing Activities

Net cash provided by investing activities was $2,000 and $3,000 for the three month periods ended March 31, 2024 and 2023, respectively. The decrease of cash provided by investing activities was due to a $1,000 decrease in maturities of marketable debt securities.

Financing Activities

Net cash provided by/(used in) financing activities was $53 and ($4) for the three month periods ended March 31, 2024 and 2023, respectively. The increase in cash provided by financing activities is primarily due to the proceeds from the sale of our common stock under the ATM with BTIG, LLC.

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

We do not expect that our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of March 31, 2024, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Except as set forth below, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. You should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: May 9, 2024	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: May 9, 2024	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.1	Common Stock Purchase Warrant, dated April 5, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
*4.6	Description of Securities.
10.1	Securities Purchase Agreement, dated April 2, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
10.2	Placement Agency Agreement, dated April 2, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications

*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensation plan, contract or arrangement. Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

