Form 10-Q
period 2024-06-30
Matinas BioPharma Holdings, Inc.
filed 2024-08-14
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 250,816,164 shares of the registrant’s common stock, $0.0001 par value, outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended June 30, 2024

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$4,216	$4,787
Marketable debt securities	10,097	8,969
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	922	1,737
Total current assets	15,285	15,543

Non-current assets:
Leasehold improvements and equipment – net	1,739	1,923
Operating lease right-of-use assets – net	2,770	3,064
Finance lease right-of-use assets – net	18	21
In-process research and development	3,017	3,017
Goodwill	1,336	1,336
Restricted cash – security deposit	200	200
Total non-current assets	9,080	9,561
Total assets	$24,365	$25,104

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$238	$514
Accrued expenses	1,442	1,447
Operating lease liabilities – current	707	656
Financing lease liabilities – current	5	5
Total current liabilities	2,392	2,622

Non-current liabilities:
Deferred tax liability	341	341
Operating lease liabilities – net of current portion	2,514	2,877
Financing lease liabilities – net of current portion	15	18
Total non-current liabilities	2,870	3,236
Total liabilities	5,262	5,858

Stockholders’ equity:
Common stock par value $0.0001 per share, 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 250,816,164 and 217,264,526 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	25	22
Additional paid-in capital	206,245	195,018
Accumulated deficit	(187,116)	(175,573)
Accumulated other comprehensive loss	(51)	(221)
Total stockholders’ equity	19,103	19,246
Total liabilities and stockholders’ equity	$24,365	$25,104

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Contract revenue	$—	$—	$—	$1,096
Costs and expenses:
Research and development	3,371	3,559	6,817	7,530
General and administrative	2,468	2,600	4,925	5,311

Total costs and expenses	5,839	6,159	11,742	12,841

Loss from operations	(5,839)	(6,159)	(11,742)	(11,745)
Other income, net	120	99	199	172

Net loss	$(5,719)	$(6,060)	$(11,543)	$(11,573)
Net loss per share – basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	249,350,963	217,264,526	233,354,524	217,264,526
Other comprehensive gain, net of tax
Unrealized gain on securities available-for-sale	83	81	170	310
Other comprehensive gain, net of tax	83	81	170	310
Comprehensive loss	$(5,636)	$(5,979)	$(11,373)	$(11,263)

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2023	217,264,526	$22	$195,018	$(175,573)	$(221)	$19,246
Stock-based compensation	—	—	1,986	—	—	1,986
Issuance of common stock and warrants in public offering, net of stock issuance cost ($812)	33,551,638	3	9,241	—	—	9,244
Other comprehensive income	—	—	—	—	170	170
Net loss	—	—	—	(11,543)	—	(11,543)
Balance, June 30, 2024	250,816,164	$25	$206,245	$(187,116)	$(51)	$19,103

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, March 31, 2024	217,482,830	$22	$196,067	$(181,397)	$(134)	$14,558
Stock-based compensation	—	—	991	—	—	991
Issuance of common stock and warrants in public offering, net of stock issuance cost ($810)	33,333,334	3	9,187	—	—	9,190
Other comprehensive income	—	—	—	—	83	83
Net loss	—	—	—	(5,719)	—	(5,719)
Balance, June 30, 2024	250,816,164	$25	$206,245	$(187,116)	$(51)	$19,103

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2022	217,264,526	$22	$190,070	$(152,631)	$(824)	$36,637
Stock-based compensation	-	-	2,480	-	-	2,480
Other comprehensive income	-	-	-	-	310	310
Net loss	-	-	-	(11,573)	-	(11,573)
Balance, June 30, 2023	217,264,526	$22	$192,550	$(164,204)	$(514)	$27,854

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, March 31, 2023	217,264,526	$22	$191,342	$(158,144)	$(595)	$32,625
Stock-based compensation	-	-	1,208	-	-	1,208
Other comprehensive income	-	-	-	-	81	81
Net loss	-	-	-	(6,060)	-	(6,060)
Balance, June 30, 2023	217,264,526	$22	$192,550	$(164,204)	$(514)	$27,854

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,543)	$(11,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	190
Stock based compensation expense	1,986	2,480
Amortization of operating lease right-of-use assets	294	268
Amortization of finance lease right-of-use assets	3	5
Amortization of bond discount	(19)	73
Changes in operating assets and liabilities:
Operating lease liabilities	(312)	(266)
Prepaid expenses and other current assets	814	4,282
Accounts payable	(276)	(13)
Accrued expenses and other liabilities	(6)	(1,726)
Net cash used in operating activities	(8,875)	(6,280)

Cash flows from investing activities:
Purchase of marketable debt securities	(7,938)	—
Proceeds from maturities of marketable debt securities	7,000	9,400
Purchases of leasehold improvements and equipment	—	(202)
Net cash (used in)/provided by investing activities	(938)	9,198

Cash flows from financing activities:
Net proceeds from public offerings of common stock and warrants	9,244	—
Payments of finance lease liability – principal	(2)	(5)
Net cash provided by/(used in) financing activities	9,242	(5)

Net (decrease)/increase in cash, cash equivalents and restricted cash	(571)	2,913
Cash, cash equivalents and restricted cash at beginning of period	5,037	7,080

Cash, cash equivalents and restricted cash at end of period	$4,466	$9,993

Supplemental non-cash financing and investing activities:
Unrealized gain on marketable debt securities	$170	$310

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

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2024, the Company had an accumulated deficit of $187,116. The Company’s net loss was $11,543 for the six months ended June 30, 2024.

The Company has been engaged in developing its lipid nanocrystal (“LNC”) platform delivery technology and a pipeline of associated product candidates, including MAT2203, since 2011. To date, the Company has not obtained regulatory approval for any of its product candidates nor generated any revenue from product sales, and the Company expects to incur significant expenses to complete development of its product candidates. The Company may never be able to obtain regulatory approval for the marketing of any of its product candidates in any indication in the United States or internationally and there can be no assurance that the Company will generate revenues or ever achieve profitability.

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

As of June 30, 2024, the Company had cash and cash equivalents of $4,216, marketable debt securities of $10,097 and restricted cash of $250. The Company does not believe the cash, cash equivalents and marketable debt securities on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both June 30, 2024 and December 31, 2023 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022:

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$4,216	$4,787	$9,743	$6,830
Restricted cash included in current/non-current assets	250	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$4,466	$5,037	$9,993	$7,080

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable debt securities are recorded in other income, net. The Company did not incur any realized gains and losses during the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, the Company recorded unrealized gains of $83 and $170, respectively. For the three and six months ended June 30, 2023, the Company recorded unrealized gains of $81 and $310, respectively. As of June 30, 2024 and December 31, 2023, the Company had net accumulated unrealized losses of $51 and $221, respectively.

The following tables summarize the Company’s marketable debt securities as of June 30, 2024:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$2,994	$—	$—	$2,994
U.S. Government Notes	7,154	—	(51)	7,103
Total marketable debt securities	$10,148	$—	$(51)	$10,097

All debt securities classified as available-for-sale are due to mature within one year of June 30, 2024.

The following tables summarize the Company’s marketable debt securities as of December 31, 2023:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$999	$—	$(3)	$996
U.S. Government Notes	8,191	—	(218)	7,973
Total marketable debt securities	$9,190	$—	$(221)	$8,969

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
June 30, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$2,994	$2,994	$—	$—
U.S. Government Notes	7,103	—	7,103	—
Total	$10,097	$2,994	$7,103	$—

		Fair Value Hierarchy
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$996	$996	$—	$—
U.S. Government Notes	7,973	—	7,973	—
Total	$8,969	$996	$7,973	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable debt securities consisting of U.S. government notes are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Equipment	$2,463	$2,463
Leasehold improvements	1,155	1,155
Total	3,618	3,618
Less: accumulated depreciation and amortization	1,879	1,695
Leasehold improvements and equipment, net	$1,739	$1,923

Depreciation and amortization expense for the three and six months ended June 30, 2024 was $90 and $184, respectively, and the three and six months ended June 30, 2023 was $97 and $190, respectively. During the six month periods ended June 30, 2023, the Company purchased equipment of $202. The Company did not purchase any equipment during the six months ended June 30, 2024.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
Payroll and incentives	$1,023	$1,176
General and administrative expenses	343	196
Research and development expenses	76	75
Total	$1,442	$1,447

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

Operating lease obligations

The Company incurred lease expense for its operating leases of $226 for each of the three month periods ended June 30, 2024 and 2023, respectively, and $452 for each of the six month periods ended June 30, 2024 and 2023, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $149 and $135 for the three months ended June 30, 2024 and 2023, respectively, and $294 and $268 for the six months ended June 30, 2024 and 2023, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $0 and $1 for the three and six months ended June 30, 2024, respectively, and $1 and $2 for the three and six months ended June 30, 2023, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $2 and $3 for the three and six months ended June 30, 2024, respectively, and $1 and $5 for the three and six months ended June 30, 2023, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of June 30, 2024:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2024	$487	$4
2025	998	7
2026	1,040	7
2027	944	7
2028	273	—
Thereafter	138	—
Total undiscounted operating lease payments	$3,880	$25
Less: Imputed interest	659	5
Present value of operating lease liabilities	$3,221	$20

Weighted average remaining lease term in years	3.9	3.4
Weighted average discount rate	9.2%	11.6%

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

Note 9 – Revenue Recognition, Collaboration Agreements and Other

The Company did not enter into any revenue recognition or collaboration agreements during the six months ended June 30, 2024.

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

Note 10 – Stockholders’ Equity

Common Stock

For the six months ended June 30, 2024, the Company sold 33,551,638 shares of its common stock. On April 5, 2024, the Company closed a registered direct offering of 33,333,334 shares of its common stock and warrants to purchase up to an aggregate of 33,333,334 additional shares of common stock, at a combined purchase price of $0.30 per share and accompanying warrant. The Company generated gross proceeds of $10,000 and net proceeds of $9,190, after deducting underwriting discounts and commissions and other offering expenses. In addition, in February, the Company sold 218,304 shares of its common stock under the ATM with BTIG, LLC generating net proceeds of $54.

The Company did not sell any shares of its common stock during the six months ended June 30, 2023.

Warrants

As of June 30, 2024, the Company had outstanding warrants to purchase 33,333,334 shares of the Company’s common stock at an exercise price of $0.35 per share.

The warrants are exercisable six months after issuance date, April 5, 2024, and have a five-year term. Once exercisable, the warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. The exercise price and the number of warrant shares purchasable upon the exercise of the warrants are subject to adjustment upon the occurrence of certain events, which may include stock dividends, stock splits, combination and reclassifications of the Company capital stock or other similar changes to the equity structure of the Company. The warrants do not have a redemption feature. They may be exercised on a cashless basis at the holder’s option and are classified as equity instruments.

The following table summarizes the changes in warrants outstanding for the six months ended June 30, 2024:

Shares
Outstanding at December 31, 2023	-
Issued	33,333,334
Exercised	-
Tendered	-
Expired	-
Outstanding at June 30, 2024	33,333,334

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

During the three and six months ended June 30, 2024 and 2023, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of June 30, 2024 and 2023:

	As of June 30,
	2024	2023
Stock options	46,031,560	34,544,470
Warrants	33,333,334	—
Total	79,364,894	34,544,470

Note 11 – Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component during the six months ended June 30, 2024 and 2023:

	Net Unrealized Gain/(Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(221)	$(221)
Net unrealized gain on securities available-for-sale	170	170
Balance, June 30, 2024	$(51)	$(51)

Balance, December 31, 2022	$(824)	$(824)
Net unrealized gain on securities available-for-sale	310	310
Balance, June 30, 2023	$(514)	$(514)

All components of accumulated other comprehensive income are net of tax.

Note 12 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”), which expired on May 7, 2024, provided for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the six month periods ended June 30, 2024 and 2023. The term of the Plan was for 10 years. The Company intends to adopt a new equity compensation plan at its 2024 Annual Meeting, pending shareholder approval.

As of June 30, 2024, there were 50,712,275 awards, including both restricted stock grants and option grants, issued and exercised under the Plan and no remaining shares available for grant under the Plan.

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and Development	$411	$516	$826	$1,069
General and Administrative	580	692	1,160	1,411
Total	$991	$1,208	$1,986	$2,480

As of June 30, 2024, total compensation costs related to unvested awards not yet recognized was $5,850 and the weighted-average periods over which the awards are expected to be recognized was 2.3 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the six months ended June 30, 2024:

Stock Options
Outstanding at December 31, 2023	46,707,934
Granted	—
Exercised	—
Forfeited	—
Expired	(676,374)
Outstanding at June 30, 2024	46,031,560

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

For the six month periods ended June 30, 2024 and 2023, our net loss was $11,543 and $11,573, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We do not believe the cash, cash equivalents and marketable debt securities on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. We seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. These financing alternatives may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about our ability to continue as a going concern.

Financial Operations Overview

Revenue

During the three and six months ended June 30, 2024, we did not generate any revenue. During the three and six months ended June 30, 2023, we generated $0 and $1,096, respectively, in contract research revenue resulting from the research collaborations with BioNTech SE and Genentech Inc. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and six months ended June 30, 2024 and 2023. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal staffing, overhead and other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Direct research and development expenses:
Manufacturing process development	$280	$289	$550	$593
Preclinical trials	427	87	863	249
Clinical development	115	341	271	869
Regulatory	90	137	171	330
Internal staffing, overhead and other	2,459	2,705	4,962	5,489
Total research and development	$3,371	$3,559	$6,817	$7,530

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

General and Administrative Expenses

General and administrative expense for the three and six months ended June 30, 2024 were $2,468 and $4,925, respectively, and the three and six months ended June 30, 2023 were $2,600 and $5,311, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. We anticipate that our general and administrative expenses during 2024 will decrease slightly compared to expenses incurred during 2023.

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

Results of Operations

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended June 30,
	2024	2023
Revenues	$—	$—

Expenses:
Research and development	$3,371	$3,559
General and administrative	2,468	2,600
Operating Expenses	$5,839	$6,159

Revenues. During the three months ended June 30, 2024 and 2023, we did not generate any revenue.

Research and Development expenses. Research and Development (R&D) expense for the three months ended June 30, 2024 and 2023 was $3,371 and $3,559, respectively. The decrease in R&D expense was primarily attributable to lower stock based compensation expense.

General and Administrative expenses. General and Administrative (G&A) expense for the three months ended June 30, 2024 and 2023 was $2,468 and $2,600, respectively. The decrease in G&A expense was primarily attributable to lower stock based compensation expense and decreased insurance premiums.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

The following tables summarize our revenues and operating expenses for the periods presented:

	Six Months Ended June 30,
	2024	2023
Revenues	$—	$1,096

Expenses:
Research and development	$6,817	$7,530
General and administrative	4,925	5,311
Operating Expenses	$11,742	$12,841

Revenues. During the six month periods ended June 30, 2024 and 2023, we generated revenue of $0 and $1,096. The amount earned during the prior year consists of contract research revenue resulting from the research collaboration with BioNTech SE and Genentech Inc.

Research and Development expenses. R&D expense for the six month periods ended June 30, 2024 and 2023 was $6,817 and $7,530, respectively. The decrease in R&D expense was primarily attributable to lower stock based compensation expense, a decrease in other payroll related costs due to decreased headcount and the decrease in clinical trial costs.

General and Administrative expenses. G&A for the six month periods ended June 30, 2024 and 2023 was $4,925 and $5,311, respectively. The decrease in G&A expense was primarily attributable to lower stock based compensation expense and decreased insurance premiums.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements and public offerings of our equity securities. As of June 30, 2024, we have raised a total of $166,907 in gross proceeds and $153,445, net, from sales of our equity securities.

As of June 30, 2024, we had unrestricted cash, cash equivalents and marketable debt securities totaling $14,313.

2024 Registered Direct Offering

On April 5, 2024, the Company closed a registered direct offering of 33,333,334 shares of its common stock and warrants to purchase up to an aggregate of 33,333,334 additional shares of common stock, at a combined purchase price of $0.30 per share and accompanying warrant. The Company generated gross proceeds of approximately $10,000 and net proceeds of approximately $9,190, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(8,875)	$(6,280)
Cash (used in)/provided by investing activities	(938)	9,198
Cash provided by/(used in) financing activities	9,242	(5)
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(571)	$2,913

Operating Activities

Net cash used in operating activities was $8,875 and $6,280 for the six month periods ended June 30, 2024 and 2023, respectively. Net losses of $11,543 and $11,573 for the six month periods ended June 30, 2024 and 2023, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business and adjustments for non-cash stock based compensation expense.

Investing Activities

Net cash (used in)/provided by investing activities was ($938) and $9,198 for the six month periods ended June 30, 2024 and 2023, respectively. The increase of cash used in investing activities was primarily due to a $7,938 purchase of marketable securities and a $2,400 decrease in maturities of marketable debt securities partially offset by a $202 decrease in the purchases of leasehold improvements and equipment.

Financing Activities

Net cash provided by/(used in) financing activities was $9,242 and ($5) for the six month periods ended June 30, 2024 and 2023, respectively. The increase in cash provided by financing activities is primarily due to the net proceeds received from the sale of our common stock in the registered direct offering, $9,190, and the net proceeds received from the sale of our common stock under the ATM with BTIG, LLC, $54.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct further preclinical and clinical studies of MAT2203, our lead product candidate, even if such studies are financed with non-dilutive funding;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of June 30, 2024, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

During the six months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: August 14, 2024	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: August 14, 2024	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
4.1	Common Stock Purchase Warrant, dated April 5, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
10.1	Securities Purchase Agreement, dated April 2, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
10.2	Placement Agency Agreement, dated April 2, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications

*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensation plan, contract or arrangement. Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

