Form 10-Q
period 2024-09-30
Matinas BioPharma Holdings, Inc.
filed 2024-11-13
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 5,086,985 shares of the registrant’s common stock, $0.0001 par value, outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended September 30, 2024

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$10,295	$4,787
Marketable debt securities	500	8,969
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	896	1,737
Total current assets	11,741	15,543

Non-current assets:
Leasehold improvements and equipment – net	1,648	1,923
Operating lease right-of-use assets – net	2,618	3,064
Finance lease right-of-use assets – net	17	21
In-process research and development	3,017	3,017
Goodwill	1,336	1,336
Restricted cash – security deposit	200	200
Total non-current assets	8,836	9,561
Total assets	$20,577	$25,104

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$349	$514
Accrued expenses	1,037	1,447
Operating lease liabilities – current	733	656
Financing lease liabilities – current	5	5
Total current liabilities	2,124	2,622

Non-current liabilities:
Deferred tax liability	341	341
Operating lease liabilities – net of current portion	2,319	2,877
Financing lease liabilities – net of current portion	14	18
Total non-current liabilities	2,674	3,236
Total liabilities	4,798	5,858

Stockholders’ equity:
Common stock par value $0.0001 per share, 250,000,000 shares authorized at September 30, 2024 and December 31, 2023; 5,086,985 and 4,345,291 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively *	1	—
Additional paid-in capital	207,169	195,040
Accumulated deficit	(191,391)	(175,573)
Accumulated other comprehensive loss	—	(221)
Total stockholders’ equity	15,779	19,246
Total liabilities and stockholders’ equity	$20,577	$25,104

*	Adjusted to reflect the impact of the 1-for-50 reverse stock split effective as of August 30, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Contract revenue	$—	$—	$—	$1,096
Costs and expenses:
Research and development	2,239	3,295	9,057	10,824
General and administrative	2,142	2,839	7,067	8,151

Total costs and expenses	4,381	6,134	16,124	18,975

Loss from operations	(4,381)	(6,134)	(16,124)	(17,879)
Other income, net	106	79	306	251

Net loss	$(4,275)	$(6,055)	$(15,818)	$(17,628)
Net loss per share – basic and diluted *	$(0.85)	$(1.39)	$(3.30)	$(4.06)

Weighted average common shares outstanding:
Basic and diluted *	5,037,829	4,345,291	4,791,572	4,345,291
Other comprehensive gain, net of tax
Unrealized gain on securities available-for-sale	51	155	221	465
Other comprehensive gain, net of tax	51	155	221	465
Comprehensive loss	$(4,224)	$(5,900)	$(15,597)	$(17,163)

*	Basic and diluted net loss per common share and basic and diluted weighted average common shares outstanding used in computing basic and diluted loss per common share for the three and nine months ended September 30, 2024 and 2023 have been adjusted to reflect the impact of the 1-for-50 reverse stock split effective as of August 30, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares*	Amount*	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2023	4,345,291	$—	$195,040	$(175,573)	$(221)	$19,246
Stock-based compensation	—	—	2,951	—	—	2,951
Issuance of common stock and warrants in public offering, net of stock issuance cost ($877)*	671,033	1	9,178	—	—	9,179
Issuance of common stock in reverse stock split	70,661	—	—	—	—	—
Other comprehensive income	—	—	—	—	221	221
Net loss	—	—	—	(15,818)	—	(15,818)
Balance, September 30, 2024	5,086,985	$1	$207,169	$(191,391)	$—	$15,779

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares*	Amount*	Capital	Deficit	(Loss)/Income	Equity
Balance, June 30, 2024	5,016,324	$1	$206,269	$(187,116)	$(51)	$19,103
Stock-based compensation	—	—	965	—	—	965
Issuance of common stock and warrants in public offering, net of stock issuance cost ($65)	—	—	(65)	—	—	(65)
Issuance of common stock in reverse stock split	70,661	—	—	—	—	—
Other comprehensive income	—	—	—	—	51	51
Net loss	—	—	—	(4,275)	—	(4,275)
Balance, September 30, 2024	5,086,985	$1	$207,169	$(191,391)	$—	$15,779

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares*	Amount*	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2022	4,345,291	$—	$190,092	$(152,631)	$(824)	$36,637
Stock-based compensation	—	—	3,676	—	—	3,676
Other comprehensive income	—	—	—	—	465	465
Net loss	—	—	—	(17,628)	—	(17,628)
Balance, September 30, 2023	4,345,291	$—	$193,768	$(170,259)	$(359)	$23,150

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares*	Amount*	Capital	Deficit	(Loss)/Income	Equity
Balance, June 30, 2023	4,345,291	$—	$192,572	$(164,204)	$(514)	$27,854
Stock-based compensation	—	—	1,196	—	—	1,196
Other comprehensive income	—	—	—	—	155	155
Net loss	—	—	—	(6,055)	—	(6,055)
Balance, September 30, 2023	4,345,291	$—	$193,768	$(170,259)	$(359)	$23,150

*	Adjusted to reflect the impact of the 1-for-50 reverse stock split effective as of August 30, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,818)	$(17,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	288
Stock based compensation expense	2,951	3,676
Amortization of operating lease right-of-use assets	446	406
Amortization of finance lease right-of-use assets	4	7
Amortization of bond (premium)/discount	(16)	90
Changes in operating assets and liabilities:
Operating lease liabilities	(481)	(411)
Prepaid expenses and other current assets	839	3,996
Accounts payable	(165)	217
Accrued expenses and other liabilities	(410)	(1,340)
Net cash used in operating activities	(12,375)	(10,699)

Cash flows from investing activities:
Purchase of marketable debt securities	(8,437)	—
Proceeds from maturities of marketable debt securities	17,145	10,500
Purchases of leasehold improvements and equipment	—	(218)
Net cash provided by investing activities	8,708	10,282

Cash flows from financing activities:
Net proceeds from public offerings of common stock and warrants	9,179	—
Payments of finance lease liability – principal	(4)	(6)
Net cash provided by/(used in) financing activities	9,175	(6)

Net increase/(decrease) in cash, cash equivalents and restricted cash	5,508	(423)
Cash, cash equivalents and restricted cash at beginning of period	5,037	7,080

Cash, cash equivalents and restricted cash at end of period	$10,545	$6,657

Supplemental non-cash financing and investing activities:
Unrealized gain on marketable debt securities	$221	$465

The accompanying notes are an integral part of these condensed consolidated financial statements

MATINAS BIOPHARMA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2024, the Company had an accumulated deficit of $191,391. The Company’s net loss was $15,818 for the nine months ended September 30, 2024.

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

As of September 30, 2024, the Company had cash and cash equivalents of $10,295, marketable debt securities of $500 and restricted cash of $250. The Company does not believe the cash, cash equivalents and marketable debt securities on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Reverse Stock Split

On August 30, 2024, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). The Company’s common stock began trading on a split adjusted basis on September 3, 2024. No fractional shares were issued as a result of the Reverse Stock Split as fractional shares of Common Stock were rounded up to the nearest whole share. Unless otherwise noted in these condensed consolidated financial statements, all shares of common stock, warrants convertible into shares of common stock, stock options, per share information, and related parameters specified in this quarterly report have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Refer to Note 10 – Stockholders’ Equity for additional information related to the Reverse Stock Split.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both September 30, 2024 and December 31, 2023 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022:

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$10,295	$4,787	$6,407	$6,830
Restricted cash included in current/non-current assets	250	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$10,545	$5,037	$6,657	$7,080

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable debt securities are recorded in other income, net. The Company did not incur any realized gains and losses during the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024, the Company recorded unrealized gains of $51 and $221, respectively. For the three and nine months ended September 30, 2023, the Company recorded unrealized gains of $155 and $465, respectively. As of September 30, 2024 and December 31, 2023, the Company had net accumulated unrealized losses of $0 and $221, respectively.

The following tables summarize the Company’s marketable debt securities as of September 30, 2024:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
Corporate Debt Securities	$500	$—	$—	$500
Total marketable debt securities	$500	$—	$—	$500

All debt securities classified as available-for-sale are due to mature within one year of September 30, 2024.

The following tables summarize the Company’s marketable debt securities as of December 31, 2023:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$999	$—	$(3)	$996
U.S. Government Notes	8,191	—	(218)	7,973
Total marketable debt securities	$9,190	$—	$(221)	$8,969

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

		Fair Value Hierarchy
September 30, 2024	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
Corporate Debt Securities	$500	$—	$500	$—
Total	$500	$—	$500	$—

		Fair Value Hierarchy
December 31, 2023	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Debt Securities:
U.S. Treasury Bonds	$996	$996	$—	$—
U.S. Government Notes	7,973	—	7,973	—
Total	$8,969	$996	$7,973	$—

U.S. treasury bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets in active markets. Marketable debt securities consisting of U.S. government notes and corporate debt securities are classified as Level 2 and are valued using quoted market prices in markets that are not active.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Equipment	$2,463	$2,463
Leasehold improvements	1,155	1,155
Total	3,618	3,618

Less: accumulated depreciation and amortization	1,970	1,695
Leasehold improvements and equipment, net	$1,648	$1,923

Depreciation and amortization expense for the three and nine months ended September 30, 2024 was $90 and $275, respectively, and the three and nine months ended September 30, 2023 were $98 and $288, respectively. During the nine month periods ended September 30, 2023, the Company purchased equipment of $218. The Company did not purchase any equipment during the nine months ended September 30, 2024.

Note 7 – Accrued Expenses and Other Liabilities

Accrued Expenses, summarized by major category, as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
Payroll and incentives	$720	$1,176
General and administrative expenses	299	196
Research and development expenses	18	75
Total	$1,037	$1,447

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

Operating lease obligations

The Company incurred lease expense for its operating leases of $225 and $677 for the three and nine month periods ended September 30, 2024 and 2023, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $152 and $139 for the three months ended September 30, 2024 and 2023, respectively, and $446 and $406 for the nine months ended September 30, 2024 and 2023, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $1 and $2 for the three and nine months ended September 30, 2024, respectively, and $0 and $2 for the three and nine months ended September 30, 2023, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $1 and $4 for the three and nine months ended September 30, 2024, respectively, and $2 and $7 for the three and nine months ended September 30, 2023, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of September 30, 2024:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2024	$245	$2
2025	998	7
2026	1,040	7
2027	944	7
2028	273	—
Thereafter	138	—
Total undiscounted operating lease payments	$3,638	$23
Less: Imputed interest	586	4
Present value of operating lease liabilities	$3,052	$19

Weighted average remaining lease term in years	3.6	3.1
Weighted average discount rate	9.2%	11.6%

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

Note 9 – Revenue Recognition, Collaboration Agreements and Other

The Company did not enter into any revenue recognition or collaboration agreements during the nine months ended September 30, 2024.

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

Note 10 – Stockholders’ Equity

Common Stock

On August 30, 2024, the Company effected the Reverse Stock Split. Accordingly, each of the Company’s stockholders received one share of the Company’s common stock for every 50 shares of the Company’s common stock that such stockholder held immediately prior to the effective time of the Reverse Stock Split. The Reverse Stock Split affected all of the Company’s issued and outstanding shares of common stock equally provided that no fractional shares of common stock were issued as a result of the Reverse Stock Split as fractional shares of common stock were rounded up to the nearest whole share. The Reverse Stock Split also affected the Company’s outstanding stock-based awards, warrants and other exercisable or convertible securities and resulted in the shares of common stock underlying such instruments being reduced and the exercise price or conversion price being increased proportionally by the Reverse Stock Split ratio.

As a result of the Reverse Stock Split, the number of shares of common stock authorized for issuance was adjusted from 500,000,000 to 250,000,000, and the par value of $0.0001 per share was not affected. Additionally, the number of issued and outstanding shares of the Company’s common stock was adjusted from 250,816,164 shares to 5,086,985 shares on August 30, 2024.

For the nine months ended September 30, 2024, the Company sold 671,033 shares of its common stock. On April 5, 2024, the Company closed a registered direct offering of 666,667 shares of its common stock and warrants to purchase up to an aggregate of 666,667 additional shares of common stock, at a combined purchase price of $15.00 per share and accompanying warrant. The Company generated gross proceeds of $10,000 and net proceeds of $9,190, after deducting underwriting discounts and commissions and other offering expenses. In addition, in February 2024, the Company sold 4,366 shares of its common stock under the ATM with BTIG, LLC generating net proceeds of $54.

The Company did not sell any shares of its common stock during the nine months ended September 30, 2023.

Warrants

As of September 30, 2024, the Company had outstanding warrants to purchase 666,667 shares of the Company’s common stock at an exercise price of $17.50 per share.

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

The following table summarizes the changes in warrants outstanding for the nine months ended September 30, 2024:

Shares
Outstanding at December 31, 2023	-
Issued	666,667
Exercised	-
Tendered	-
Expired	-
Outstanding at September 30, 2024	666,667

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

During the three and nine months ended September 30, 2024 and 2023, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of September 30, 2024 and 2023:

	As of September 30,
	2024	2023
Stock options	872,063	664,689
Warrants	666,667	—
Total	1,538,730	664,689

Note 11 – Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2024 and 2023:

	Net Unrealized Gain/(Loss) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(221)	$(221)
Net unrealized gain on securities available-for-sale	221	221
Balance, September 30, 2024	$—	$—

Balance, December 31, 2022	$(824)	$(824)
Net unrealized gain on securities available-for-sale	465	465
Balance, September 30, 2023	$(359)	$(359)

All components of accumulated other comprehensive income are net of tax.

Note 12 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”), which expired on May 7, 2024, provided for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the nine month periods ended September 30, 2024 and 2023. The term of the Plan was for 10 years. The Company intends to adopt a new equity compensation plan at its 2024 Annual Meeting, pending shareholder approval.

As of September 30, 2024, there were 965,678 awards, including both restricted stock grants and option grants, issued and exercised under the Plan and no remaining shares available for grant under the Plan.

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and Development	$387	$507	$1,212	$1,576
General and Administrative	578	689	1,739	2,100
Total	$965	$1,196	$2,951	$3,676

As of September 30, 2024, total compensation costs related to unvested awards not yet recognized was $4,597 and the weighted-average periods over which the awards are expected to be recognized was 2.2 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the nine months ended September 30, 2024:

Stock Options
Outstanding at December 31, 2023	934,243
Granted	—
Exercised	—
Forfeited	(18,649)
Expired	(43,531)
Outstanding at September 30, 2024	872,063

Note 13 – Subsequent Events

On October 31, 2024, the Company announced that negotiations under a previously disclosed non-binding term sheet regarding global rights to MAT2203 have been terminated following notification from the prospective partner. As a result, the Company implemented an 80% workforce reduction effective on that date and ceased all product development. The severance cost associated with this initiative, which will be settled in cash, totaled approximately $2,150 and will be paid over a twelve-month period following the workforce reduction effective date.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our possible retention of an advisor to assist with a potential transaction involving MAT2203 and the evaluation of other alternatives including but not limited to winddown and dissolution of the Company;

●	our reduction by 80% of our workforce and the cessation of all product development activities;

●	our ability to raise additional capital to fund our operations and to develop our product candidates;

●	our anticipated timing for preclinical development, regulatory submissions, commencement and completion of clinical trials and product approvals;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our dependence on product candidates which are still in an early development stage;

●	our reliance on our proprietary lipid nanocrystal (LNC) platform delivery technology, and certain related patents which are exclusively licensed to us by Rutgers University;

●	our ability to manufacture GMP batches of our product candidates which are required for preclinical and clinical trials and, subsequently, if regulatory approval is obtained for any of our products, our ability to manufacture commercial quantities;

●	our ability to complete required clinical trials for our lead product candidate and other product candidates and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our dependence on third parties, including third parties to manufacture our intermediates and final product formulations and third-party contract research organizations to conduct our clinical trials;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain and recruit key personnel;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	our lack of a sales and marketing organization and our ability to commercialize products, if we obtain regulatory approval, whether alone or through potential future collaborators;

●	our ability to successfully commercialize, and our expectations regarding future therapeutic and commercial potential with respect to, our product candidates;

●	the accuracy of our estimates regarding expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

●	developments and projections relating to our competitors or our industry; and

●	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, elsewhere in this report and other reports that we file with the Securities and Exchange Commission.

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

Overview

We are a clinical-stage biopharmaceutical company. In October 2024, we announced that negotiations under a previously disclosed non-binding term sheet regarding global rights to our MAT2203 (oral amphotericin B) product candidate have been terminated following notification from the prospective partner. As a result, we implemented an 80% workforce reduction and ceased all product development activities to conserve cash. We may retain an advisor to assist us with a potential transaction involving MAT2203, and will evaluate other alternatives including but not limited to winddown and dissolution of the company. Prior to ceasing product development activities, we were focused on delivering groundbreaking therapies using our lipid nanocrystal (LNC) platform delivery technology (LNC Platform) and sought to develop an internal pipeline of products utilizing the LNC Platform to successfully encapsulate small molecules and small oligonucleotides and facilitate targeted and extrahepatic delivery to desired cell tissues without toxicity.

Key elements of our strategy included:

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

For the nine month periods ended September 30, 2024 and 2023, our net loss was $15,818 and $17,628, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We do not believe the cash, cash equivalents and marketable debt securities on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. We seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. These financing alternatives may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about our ability to continue as a going concern.

Financial Operations Overview

Revenue

During the three and nine months ended September 30, 2024, we did not generate any revenue. During the three and nine months ended September 30, 2023, we generated $0 and $1,096, respectively, in contract research revenue resulting from the research collaborations with BioNTech SE and Genentech Inc. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the three and nine months ended September 30, 2024 and 2023. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal staffing, overhead and other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock-based compensation), travel and medical education.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Direct research and development expenses:
Manufacturing process development	$203	$349	$753	$942
Preclinical trials	171	101	1,034	350
Clinical development	104	314	375	1,183
Regulatory	62	133	233	463
Internal staffing, overhead and other	1,699	2,398	6,662	7,886
Total research and development	$2,239	$3,295	$9,057	$10,824

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

General and Administrative Expenses

General and administrative expense for the three and nine months ended September 30, 2024 were $2,142 and $7,067, respectively, and the three and nine months ended September 30, 2023 were $2,839 and $8,151, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. We anticipate that our general and administrative expenses during 2024 will decrease slightly compared to expenses incurred during 2023.

Other Income, net

Other income, net is largely comprised of interest income/(expense) and dividends.

Reverse Stock Split

On August 30, 2024, we effected a 1-for-50 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each of our stockholders received one share of our common stock for every 50 shares such stockholder held immediately prior to the effective time of the Reverse Stock Split. Unless otherwise noted, all shares of common stock, common stock per share data and shares of common stock underlying stock-based awards and warrants convertible into shares of common stock included in these condensed consolidated financial statements, including the exercise or conversion price of such equity instruments, as applicable, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

Current Operating Trends

In October 2024, we announced implementation of an 80% workforce reduction (the “October RIF”) and ceased all product development activities to conserve cash. We may retain an advisor to assist us with a potential transaction involving MAT2203, and will evaluate other alternatives including but not limited to winddown and dissolution of the company. While this evaluation is ongoing, we expect our R&D expenses will be limited to costs associated with supporting the Company’s MAT2203 Compassionate/Expanded Use Access Program and other costs necessary to maintain compliance with certain regulatory requirements.

Prior to the October RIF, our R&D efforts had been focused on advancing our lead LNC product candidate, MAT2203, through clinical development toward an initial indication for the treatment of CM and expanding application of our LNC Platform through both internal efforts and collaborations with third parties. Our R&D expenses consisted of manufacturing work and the cost of active pharmaceutical ingredients and excipients used in such work, fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity.

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended September 30,
	2024	2023
Revenues	$—	$—

Expenses:
Research and development	$2,239	$3,295
General and administrative	2,142	2,839
Operating Expenses	$4,381	$6,134

Revenues. During the three months ended September 30, 2024 and 2023, we did not generate any revenue.

Research and Development expenses. Research and Development (R&D) expense for the three months ended September 30, 2024 and 2023 was $2,239 and $3,295, respectively. The decrease in R&D expense was primarily attributable to lower headcount related expenses, and lower manufacturing and clinical trial expenses.

General and Administrative expenses. General and Administrative (G&A) expense for the three months ended September 30, 2024 and 2023 was $2,142 and $2,839, respectively. The decrease in G&A expense was primarily attributable to lower consulting fees and lower headcount related expenses.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

The following tables summarize our revenues and operating expenses for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Revenues	$—	$1,096

Expenses:
Research and development	$9,057	$10,824
General and administrative	7,067	8,151
Operating Expenses	$16,124	$18,975

Revenues. During the nine month periods ended September 30, 2024 and 2023, we generated revenue of $0 and $1,096. The amount earned during the prior year consists of contract research revenue resulting from the research collaboration with BioNTech SE and Genentech Inc.

Research and Development expenses. R&D expense for the nine month periods ended September 30, 2024 and 2023 was $9,057 and $10,824, respectively. The decrease in R&D expense was primarily attributable to lower stock based compensation expense, a decrease in other payroll related costs due to decreased headcount and the decrease in manufacturing and clinical trial expenses.

General and Administrative expenses. G&A for the nine month periods ended September 30, 2024 and 2023 was $7,067 and $8,151, respectively. The decrease in G&A expense was primarily attributable to lower stock based compensation expense, consulting fees and decreased insurance premiums.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements and public offerings of our equity securities. As of September 30, 2024, we have raised a total of $166,907 in gross proceeds and $153,445, net, from sales of our equity securities.

As of September 30, 2024, we had unrestricted cash, cash equivalents and marketable debt securities totaling $10,795.

2024 Registered Direct Offering

On April 5, 2024, the Company closed a registered direct offering of 666,667 shares of its common stock and warrants to purchase up to an aggregate of 666,667 additional shares of common stock, at a combined purchase price of $15.00 per share and accompanying warrant. The Company generated gross proceeds of approximately $10,000 and net proceeds of approximately $9,190, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(12,375)	$(10,699)
Cash provided by investing activities	8,708	10,282
Cash provided by/(used in) financing activities	9,175	(6)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$5,508	$(423)

Operating Activities

Net cash used in operating activities was $12,375 and $10,699 for the nine month periods ended September 30, 2024 and 2023, respectively. Net losses of $15,818 and $17,628 for the nine month periods ended September 30, 2024 and 2023, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business and adjustments for non-cash stock based compensation expense.

Investing Activities

Net cash provided by investing activities was $8,708 and $10,282 for the nine month periods ended September 30, 2024 and 2023, respectively. The decrease of cash used in investing activities was primarily due to a $8,437 purchase of marketable securities offset by a $6,645 increase in maturities of marketable debt securities and a $218 decrease in the purchases of leasehold improvements and equipment.

Financing Activities

Net cash provided by/(used in) financing activities was $9,175 and ($6) for the nine month periods ended September 30, 2024 and 2023, respectively. The increase in cash provided by financing activities is primarily due to the net proceeds received from the sale of our common stock in the registered direct offering, $9,125, and the net proceeds received from the sale of our common stock under the ATM with BTIG, LLC, $54.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur administrative expenses and operating losses as we seek a potential transaction involving MAT2203, and continue to evaluate other alternatives including but not limited to winddown and dissolution of the company. We anticipate that our expenses will increase substantially if we secure additional funding allowing us to resume product development activities and:

●	conduct further preclinical and clinical studies of MAT2203, our lead product candidate;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We do not expect that our existing cash, cash equivalents and marketable debt securities will be sufficient to fund our operating expenses and capital expenditure requirements beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

Until such time, if ever, that we can generate product revenues sufficient to achieve profitability, we would expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, collaborations, and licensing arrangements. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights of our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of September 30, 2024, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business to date has been significantly dependent on the success of MAT2203, and we have decided to discontinue further development of MAT2203 and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, we have invested significant efforts and financial resources in the research and development of MAT2203, which was our lead product candidate in clinical trials. In October 2024, we announced that negotiations under a previously disclosed non-binding term sheet regarding global rights to MAT2203 have been terminated following notification from the prospective partner. As a result, we implemented an 80% workforce reduction effective as of October 31, 2024 and ceased all product development activities to conserve cash. We may retain an advisor to assist us with a potential transaction involving MAT2203, and will evaluate other alternatives including but not limited to winddown and dissolution of the company. There can be no assurance that efforts to identify and evaluate a potential buyer or partner for MAT2203 will result in any definitive offer to consummate a strategic transaction, or if made what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to consummate a sale is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

Any such strategic transaction may require us to incur non-recurring or other charges, may increase our near-and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could

If we do not successfully consummate a transaction involving MAT2203, our board of directors may decide to pursue a winddown or dissolution of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such dissolution as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a transaction involving MAT2203 will be consummated, and previous efforts to do so have not been successful. If no transaction is completed, our board of directors may decide to pursue a winddown or dissolution. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such a decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our limited operations while we evaluate our options. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a winddown or dissolution of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a winddown or dissolution of our company. If a winddown or dissolution were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a winddown or dissolution of our company

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

During the nine months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: November 13, 2024	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: November 13, 2024	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Amendment, dated August 30, 2024 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2024).
4.1	Common Stock Purchase Warrant, dated April 5, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
10.1	Securities Purchase Agreement, dated April 2, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
10.2	Placement Agency Agreement, dated April 2, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications
*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensation plan, contract or arrangement. Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

