Form 10-K
period 2024-12-31
Matinas BioPharma Holdings, Inc.
filed 2025-04-15
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended December 31, 2024

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2024 was approximately $38.7 million.

As of April 15, 2025, there were 5,086,985 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2024

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to complete one or more strategic transactions that will maximize our asset or otherwise provide value to stockholders;

●	our ability to raise capital when needed;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

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

Background

Matinas BioPharma Holdings, Inc. (“Matinas” or the “Company”) is a clinical-stage biopharmaceutical company focused on delivering groundbreaking therapies using our lipid nanocrystal (“LNC”) platform delivery technology (LNC Platform).

Our lead product candidate is MAT2203 (oral amphotericin B), a highly potent antifungal drug which, by virtue of LNC delivery, has been made oral, safe, and well-tolerated for prolonged administration in patients with life-threatening invasive fungal infections. Following the successful EnACT Phase 2 trial in the treatment of cryptococcal meningitis, MAT2203 is now positioned for a single, Phase 3 registration trial (the “ORALTO trial”) in support of a New Drug Application (“NDA”) for the treatment of invasive aspergillosis in patients with limited treatment options.

We had also been seeking to develop an internal pipeline of products utilizing the LNC Platform to successfully encapsulate small molecules and small oligonucleotides and facilitate targeted and extrahepatic delivery to desired cells and tissues without toxicity, with a focus on small molecule oncology applications as well as the formulation and delivery of small oligonucleotides with a primary therapeutic focus on inflammation.

Following an 80% reduction in workforce implemented in late October 2024, the Company implemented a cost-cutting strategy and paused further clinical development of MAT2203 while continuing to engage in dialogue with prospective partners for the product with the goal of consummating a licensing, sale or other similar transaction as soon as possible to advance the development of MAT2203 into Phase 3. In addition, the Company continues to engage with the FDA to keep the MAT2203 Investigational New Drug Application (“IND”) active and is actively maintaining and prosecuting intellectual property relating to MAT2203 and to the LNC Platform generally as well as maintaining all of its obligations under our license agreement with Rutgers University. We also continue to support the patients in our Expanded/Compassionate Use Access Program with the assistance of outside medical clinician consultants. As a result of the reduction in force, the Company has paused the internal development of a pipeline of products utilizing the LNC Platform as it evaluates strategic alternatives for those early-stage programs in oncology and inflammatory diseases.

We remain engaged in an ongoing partnership process for MAT2203, seeking one or more development and/or commercialization partners. We will require either (i) the consummation of a partnership transaction, or (ii) raising additional capital, prior to commencing the ORALTO trial. In the event a partnership is consummated, the partner may seek to revise the ORALTO trial or could determine a completely new development program and pathway for MAT2203. There can be no assurance that the Company will be successful in consummating a transaction involving MAT2203.

Corporate Events

●	On September 21, 2023, Matinas Biopharma Holdings, Inc. (the “Company”) received a deficiency letter (the “Letter”) from the NYSE American LLC (the “NYSE American” or the “Exchange”) indicating that the Company is not in compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide due to its shares of common stock selling for a substantial period of time at a low price per share, which NYSE American determined to be a 30 trading day average price of less than $0.20 per share. On March 22, 2024, Matinas BioPharma Holdings, Inc. (the “Company”) announced that on March 21, 2024, the Company received a letter from the NYSE American LLC (the “NYSE American”) indicating that the Company had regained compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide due to its shares of common stock demonstrating sustained price improvement.

●	On November 1, 2023, at the 2023 annual meeting of stockholders of the Company, the stockholders approved the authorization of the Board of Directors (the “Board”), in its sole and absolute discretion and without further stockholder approval, to (i) reduce the total number of authorized shares of the Company’s Common Stock, from 500,000,000 to 250,000,000 (the “Authorized Share Reduction”), and (ii) effect a reverse stock split of the Common Stock at a ratio to be determined by the Board ranging from a ratio of one-for-two (1:2) to a ratio of one-for-fifty (1:50).

●	In February 2024, we announced agreement with the United States Food and Drug Administration (“FDA”) on the design of a single Phase 3 registration trial of MAT2203 in patients with invasive aspergillosis who have limited treatment options, including consensus on all critical elements of the ORALTO trial.

●	In March 2024, we announced that the Company would require either (i) the consummation of a partnership transaction, or (ii) raising significant additional capital, prior to commencing the ORALTO trial. The Company continued to support (a) the ongoing MAT2203 Compassionate/Expanded Use Access Program, (b) all MAT2203 regulatory requirements, (c) the prosecution and maintenance of all intellectual property relevant to MAT2203 and the LNC Platform and (d) the early stage research and development of other applications of the LNC Platform in the oncology and inflammation spaces.

●	On April 2, 2024, we announced entry into a securities purchase agreement (the “April 2024 Purchase Agreement”), with certain institutional investors (collectively, the “April 2024 Purchasers”). The April 2024 Purchase Agreement provided for the sale and issuance by the Company of (i) 666,667 shares (the “April 2024 Shares”) of the Company’s common stock, $0.0001 par value per share (the “April 2024 Common Stock”) and warrants to purchase up to 666,667 shares of Common Stock (the “Warrants” and, together with the April 2024 Common Stock, the “April 2024 Securities”). The offering price per share and accompanying warrants was $15.00. The April 2024 Warrants have an exercise price of $17.50 and were exercisable beginning October 2, 2024, and expire on the five-and-a-half year anniversary of the date of issuance. The offering resulted in gross proceeds to the Company of approximately $10 million before deducting placement agent’s fees and related offering expenses.

●	On August 20, 2024, pursuant to the NYSE American’s Compliance Guidance Memo which requires ten calendar days public notice for certain corporate actions, the Company announced that the Board approved the Authorized Share Reduction and a reverse stock split of the Common Stock at a ratio of one-for-fifty (1:50) (the “Reverse Stock Split”), which would become effective at 5:00PM (EST) on August 30, 2024.

●	On August 27, 2024, the Company received notice that trading of its shares of Common Stock had been halted by the NYSE American due to its low trading price. The trading halt remained in effect until after the Company consummated the communicated reverse stock split of the Common Stock and the market opened on September 3, 2024.

●	On August 30, 2024, the Authorized Share Reduction and the Reverse Stock Split became effective at 5:00 P.M. (EST) and the shares of Common Stock began trading on the split-adjusted basis under the Company’s existing trading symbol, “MTNB,” when the market opened on September 3, 2024.

●	On October 31, 2024, we announced that negotiations under a non-binding term sheet with a single partner for global licensing rights to develop, manufacture and commercialize MAT2203 for all future treatment indications (the “MAT2203 Term Sheet”), including the intended initial indication of treatment for patients with invasive aspergillosis with limited or no other treatment options, were terminated following notification from the perspective partner for reasons unrelated to MAT2203. As a result, we implemented an immediate 80% workforce reduction, eliminating 15 positions, including three members of senior management, and ceased certain product development activities to preserve cash while we evaluated a potential sale of MAT2203 and/or other strategic alternatives, including a potential winddown or dissolution of the Company.

●	On January 6, 2025, we announced that we received a deficiency letter (the “ January 2025 NYSE Notice”) from the NYSE American stating that the Company failed to hold an annual meeting of stockholders during the fiscal year ended December 31, 2024, as required by Section 704 of the Company Guide. The January 2025 NYSE Notice has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on the NYSE American during the applicable cure period but will be assigned a “.BC” indicator by the NYSE to indicate that the Company is below compliance. The “.BC” indicator will be removed at such time as the Company is deemed compliant with the NYSE’s continued listing standards. The Company intends to hold its annual meeting no later than December 31, 2025 in order to regain compliance under the Company Guide.

●	On February 13, 2025, we announced that the Company entered into a securities purchase agreement (the “February 2025 Agreement”) with a certain group of investors (the “February 2025 Investors”), pursuant to which they agreed to purchase from the Company 3,300 shares of Series C Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase up to 11,262,808 shares of common stock (the “February 2025 Warrants”) at a purchase price of $1,000 per share of Preferred Stock and accompanying warrants for aggregate gross proceeds of $3.3 million before deducting offering expenses payable by the Company. The February 2025 Investors purchased 1,650 shares of Preferred Stock and accompanying warrants to purchase up to 5,631,404 shares of common stock for gross proceeds to the Company of $1.65 million at an initial closing on February 13, 2025. Subject to the satisfaction of certain closing conditions, the Investors paid an additional $1.65 million in exchange for an additional 1,650 shares of Preferred Stock and accompanying warrants to purchase up to 5,631,404 shares of common stock at a second closing on April 8, 2025. The shares of Preferred Stock will be convertible into common stock at a conversion price of $0.586, and each share of Preferred Stock is initially convertible into 1,706 shares of common stock. The warrants will have an exercise price of $0.6446 per share, will be exercisable, subject to certain exceptions, beginning on the effective date of the Shareholder Approval and will expire five years from the effective date of the Shareholder Approval.

The funds will be used for general corporate purposes, with a focus on reducing operating expenses and exploring strategic alternatives for MAT2203, the Company’s Phase 3-ready antifungal drug candidate for the treatment of invasive fungal infections, as well as other strategic alternatives for the Company. In connection with the February 2025 Agreement, Dr. Robin L. Smith, MD, MBA has been appointed to the Board of Directors.

●	On March 3, 2025, we filed a Notice of Special Meeting of Stockholders to be held on April 4, 2025 (the “Special Meeting). At the Special Meeting, stockholders will act on the following matters: (1) to approve, for purposes of complying with the applicable provisions of Section 713 of the NYSE Company Guide (a) the issuance of up to an aggregate of 16,894,212 shares of common stock upon the conversion of the Preferred Stock and the exercise of the February 2025 Warrants (the “Stock Issuance Proposal”), and (b) the terms thereof, which may constitute a “Change of Control” as defined in the NYSE Company Guide; and (2) to ratify the appointment of EisnerAmper LLP as our independent registered public accounting firm for the year ended December 31, 2025.

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

MAT2203 has been developed to date with the assistance and financial support of the National Institutes of Allergy and Infectious Disease (NIAID) of the National Institutes of Health (NIH). MAT2203 has been designated as a Qualified Infectious Disease Product (QIDP) with Fast Track Status for the treatment of invasive candidiasis, the treatment of aspergillosis, the prevention of IFIs in patients who are on immunosuppressive therapy, and, most recently with an Orphan Designation for the treatment of cryptococcosis. We believe that it is possible to pursue additional orphan designations for the treatment of aspergillosis, the treatment of invasive candidiasis and the treatment of certain endemic mycoses. Upon approval, MAT2203 could be eligible for up to 12 years of regulatory or marketing exclusivity in the United States.

The initial planned indication for MAT2203 is early step-down therapy from IV amphotericin B for the treatment of invasive aspergillosis in patient with limited treatment options. Invasive aspergillosis is a serious and life-threatening invasive fungal infection that occurs primarily in severely immunocompromised patients with hematological malignancies and in transplant recipients. This initial step-down indication is a gateway indication, as we believe that a partner could expand the utilization of MAT2203 into the treatment of other invasive fungal infections (IFIs) and potentially even for prophylaxis against IFIs in immunocompromised patients, such as transplant patients.

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

Cohort 4 also yielded key secondary endpoints, including overall survival and safety. For 40 patients receiving MAT2203 treatment, overall survival remained at 90% through 18 weeks, while the survival rate at Week 2 was 95%. Importantly, the incidence of adverse events relating to kidney function and anemia were significantly lower for MAT2203 compared to the conventional IV amphotericin B standard of care treatment across the entirety of the EnACT trial, with no evidence of kidney toxicity even with up to 6 weeks of oral MAT2203 treatment.

In February 2024, we announced agreement with the United States Food and Drug Administration (FDA) on the design of a single Phase 3 registration trial of MAT2203 in patients with invasive aspergillosis who have limited treatment options, including consensus on all critical elements of the ORALTO trial. In its correspondence, FDA agreed that the ORALTO trial would potentially be sufficient to support the registration of MAT2203 for an initial indication for the treatment of invasive aspergillosis in patients with limited treatment options, when and if conducted. Approval would be subject to normal FDA review of all aspects of this clinical trial.

ORALTO is planned to be a Phase 3, randomized, multicenter, open-label, adjudicator-blinded study to evaluate the efficacy and safety of MAT2203 as an oral step-down treatment following treatment with AmBisome® (liposomal IV-amphotericin B) compared with the standard of care in patients with invasive aspergillosis who have limited treatment options. The primary efficacy endpoint would be all-cause mortality at study day 42.

Key secondary objectives would include:

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

Enrollment has been planned to include approximately 216 adults with recently diagnosed probable or proven invasive aspergillosis who are being treated with AmBisome due to their inability to receive an IV mold-active azole and with limited alternative treatment options. Following up to two days of initial treatment with AmBisome, eligible study participants would be entered into the study and randomized in a 2:1 ratio to receive either oral MAT2203 or continued AmBisome treatment followed by standard of care.

All study participants would receive up to 12 weeks of treatment starting from the first day of treatment with AmBisome. It is anticipated that all study participants would be hospitalized during the initial AmBisome treatment period. After step-down to oral MAT2203, study participants may be discharged from the hospital to continue treatment on an outpatient basis, as clinically appropriate.

An independent Data Review Committee, who will be blinded to treatment, would adjudicate primary and secondary endpoints, including clinical, radiological, and mycological responses. Once approximately 75% of participants are enrolled, an independent Data Safety Monitoring Board would review the overall pooled all-cause mortality rate in a blinded fashion to ensure that the sample size assumptions are reasonable and that the study is adequately powered. Should the pooled event differ substantially from expected levels, a sample size adjustment can be made to the trial.

ORALTO was planned to be conducted at approximately 65 investigator sites in the U.S., Europe, South America, Middle East, and Asia Pacific. Enrollment is expected to require approximately 24 months, if commenced.

We remain engaged in an ongoing partnership process for MAT2203, seeking one or more development and/or commercialization partners. We will require either (i) the consummation of a partnership transaction, or (ii) raising additional capital, prior to commencing the ORALTO trial. In the event a partnership is consummated, the partner may seek to revise the ORALTO trial or could determine a completely new development program and pathway for MAT2203. There can be no assurance that the Company will be successful in consummating a transaction involving MAT2203.

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

A total of 37 patients to date have been enrolled in the Program at multiple healthcare institutions, including the University of Michigan, Johns Hopkins, Nationwide Children’s Hospital, City of Hope, Vanderbilt University Medical Center, the National Institutes of Health, Children’s Hospital of Philadelphia, Memorial Sloan Kettering Cancer Center, and the University of California, San Diego School of Medicine. The majority of enrolled patients are post-transplant or are undergoing treatment for underlying malignancies. 7 of the patients have been treated for invasive asperillosis, each with positive results. The infections being treated with MAT2203 include a variety of micro-organisms (including Aspergillus, Mucorales species, Candidiasis, Fusarium and suspected Coccidioides) occurring at multiple sites of infection, including brain, bladder/colon, bone, lung, sinus, and skin. Most patients were receiving AmBisome® prior to enrollment but developed treatment-limiting nephrotoxicity and most also required treatment for either azole-resistant organisms or had clinically failed azole therapy and had no other treatment options.

Of the 15 patients enrolled in the Program who completed treatment with MAT2203 (median treatment of 16 weeks with a range of 2 to 49 weeks), 8 had a complete response and 7 were improved. Response to treatment was assessed by the treating physician. Nine additional patients continued to receive longer-term treatment with positive ongoing effects and 5 initiated treatment in the third and fourth quarter of 2024. To date, only 2 patients have discontinued MAT2203, both occurring during the first week of treatment, with one due to an intolerance and the other due to a terminal condition not otherwise related to the underlying fungal infection.

Importantly, all patients who experienced renal toxicity following treatment with AmBisome saw their renal function return to baseline after transitioning to MAT2203 therapy and suffered no further renal side effects over the course of extended treatment with MAT2203.

Strategy

We have been focused on redefining the intracellular delivery of nucleic acids and small molecules through our LNC Platform and its application to overcome current challenges in safely and effectively delivering small molecules, nucleic acids, gene therapies, proteins/peptides, and vaccines.

Key elements of our strategy now include:

●	Securing one or more partners to monetize the value of MAT2203 and raising additional non-dilutive capital through the licensing or sale of our lead LNC Platform product candidate. A partnership, whether through a license, sale or other transaction, would likely seek to advance MAT2203 into Phase 3 development as quickly as possible, which could position a partner to commercialize MAT2203 upon approval and which could bring additional longer-term value to the Company and its shareholders.

●	Conserving our cash resources while identifying and evaluating other strategic options for the Company, which could include the in-licensing of one or more assets or seeking a merger partner for the Company.

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

Antifungal Market Opportunity

The overall global antifungal market was valued at approximately $15.8 billion in 2023 and is expected to reach approximately $20.5 billion by 2030. In 2021, the global invasive fungal infection market was valued at more than $7.2 billion and is expected to reach $10.4 billion in 2030. This includes therapies used as active treatment or prophylaxis (preventative) in the inpatient and outpatient setting, therapies used for the treatment of hospitalized patients and therapies used for the treatment of patients who are being discharged from the hospital. Importantly, private insurance costs per visit range from approximately $40k to $150K per patient (2019 Benedict) mostly due to extended length of stay. We estimate that, each year, there are over 1.5 million cases of IFIs caused by various species of Candida, Aspergillus and Cryptococcus, the three most common invasive fungal pathogens, globally. The estimated incidence in the U.S. for these conditions is approximately 46,000 for invasive candidiasis, 15,000 for invasive aspergillosis, and 4,900 for CM. For example, aspergillosis-associated hospitalizations in the U.S. alone came at an estimated treatment cost of more than $1.3 billion, with indirect costs amounting to an additional $485 million. The rapid progression of disease and high mortality rates (20% - 50%) associated with documented IFIs often result in antifungal therapy being administered in suspected (unconfirmed) cases or as a preventative measure in patients at high risk. Also, the increasingly widespread use of immune suppressive drugs as cancer chemotherapy or for organ transplantation or treatment of autoimmune disease has resulted in an increasing population of patients at risk for IFIs. Furthermore, the limited number of systemic antifungal drug classes, consisting of azoles, echinocandins and polyenes, and their extensive use, has led to increased numbers of infections with drug-resistant strains. The Centers for Disease Control and Prevention (“CDC”) has listed fluconazole-resistant Candida as a serious threat requiring prompt and sustained action and has also identified a rise in echinocandin resistance, especially among Candida glabrata. In 2022, the World Health Organization issued a fungal priority pathogens list including cryptococcal neoformans, aspergillus fumigatus and c. auris and c. albicans as critical priority for antifungal development due to the high unmet need. We believe this underscores the urgent need for new agents with demonstrated activity against resistant strains and that can be administered with significantly less toxicity and the potential to discharge patients earlier to reduce hospital stays and associated costs.

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

Unless otherwise terminated by either party, the term of the license, on a country-by-country basis, shall be the longer of 8-1/2 years from the date of first commercial sale of a product in a country using the licensed technology or until the expiration of the last-to-expire patent rights licensed under the agreement, whichever is longer. Rutgers has the right to terminate the license agreement if we have not commenced commercial sales of at least one product using the licensed technology within eight years of the effective date of the Second Amended and Restated License Agreement. We have discussed the elimination of this termination right with Rutgers through an amendment to the license agreement while we seek a partner for MAT2203.

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

Exclusively Licensed and Matinas-Owned Intellectual Property Relating to Our Proprietary LNC Platform and MAT2203

The patents and patent applications that we exclusively license from Rutgers provide some patent protection for the proprietary chemistry technology used in certain of our processes to make our lipid nanocrystal and geodate cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203, our lead product utilizing the LNC Platform. Pursuant to our license agreement, we acquired rights to a portfolio that as of March 31, 2025 included 1 pending U.S. non-provisional patent application, 6 U.S. patents, and 49 granted foreign patents, which extends patent protection until at least 2033, excluding patent term adjustments or extensions. The in-licensed patents have been granted in countries including Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia and Mexico.

The Matinas-owned patent portfolio covers our LNC Platform and users. As of March 31, 2025, this patent portfolio includes 5 pending U.S. provisional applications, 2 pending U.S. non-provisional applications, 2 pending PCT applications, 13 pending foreign applications, and 20 granted foreign patents. The foreign pending applications and granted patents are in countries including Europe, China, Brazil, Canada, Japan, Korea, Australia and Mexico

As of March 31, 2025, we owned one issued U.S. patent, 7 issued foreign patents in Australia, Canada, Europe, and Japan, and one pending foreign patent application in Korea, directed to compositions and methods for enhancing tissue penetration of an active agent in an LNC. The patents are expected to expire in 2036, and patents issuing from or claiming priority to the pending application are also expected to expire in 2036, excluding patent term adjustments or extensions.

As of March 31, 2025, we owned 9 foreign patents in Australia, Europe, and Japan, directed to LNC compositions and methods for treating mycobacteria infection. The patents are expected to expire in 2036, excluding patent term adjustments or extensions.

As of March 31, 2025, we owned one U.S. issued patent, one pending non-provisional U.S. patent application, 2 issued foreign patents in Japan and Australia, and 4 pending applications in China, Korea, Canada, and Europe, directed to LNC compositions and methods for treating cryptococcus infections. The patents are expected to expire in 2037, and patents issuing from or claiming priority to the pending application are also expected to expire in 2037, excluding patent term adjustments or extensions.

As of March 31, 2025, we owned one pending non-provisional U.S. patent application, and 4 pending applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, and Mexico, directed to LNC compositions and methods for treating cryptococcus infections. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2040, excluding patent term adjustments or extensions.

As of March 31, 2025, we owned one PCT application directed to methods for controlling LNC particle size. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2043, excluding patent term adjustments or extensions.

As of March 31, 2025, we owned one PCT application directed to LNC compositions and methods for treating mucormycosis. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2043, excluding patent term adjustments or extensions.

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

We believe that MAT2203 provides us with competitive advantages over our peers. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical, and biotechnology companies, as well as from generic drug manufacturers, academic institutions, governmental agencies, and public and private research institutions.

MAT2203, if approved by FDA, will primarily compete with antifungal classes approved for the treatment of fungal and mold infections, which include polyenes, azoles and echinocandins. The approved branded therapies for these indications include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.), Diflucan (fluconazole, marketed by Pfizer, Inc.), Noxafil (posaconazole, marketed by Merck & Co.), Vfend (voriconazole, marketed by Pfizer, Inc.), Sporanox (itraconazole, marketed by Jansen Pharmaceuticals, Inc.), Cresemba (isavuconazole, marketed by Astellas Pharma US, Inc.), Ambisome (liposomal amphotericin B, marketed by Astellas Pharma US, Inc.), Abelcet (lipid complex amphotericin B, marketed by Sigma Tau Pharmaceuticals Inc.), Rezzayo (rezafungin, marketed by Melinta Therapeutics), Brexafemme (Ibrexafungerp marketed by GlaxoSmithKline) and amphotericin B deoxycholate (marketed by X-Gen Pharmaceuticals, Inc.). There currently are and may be more generic versions of these products available at the time of MAT2203 market approval, which will create added competition. In addition to approved therapies, we expect that MAT2203 may compete with product candidates that we are aware of in clinical development by third parties, such olorofim (being developed by F2G, Ltd), fosmanogepix (being developed by Basilea), and AM2-19, a derivative of amphotericin B being developed by Elion Therapeutics.

Manufacturing

We currently lease in-house manufacturing capabilities for our lead LNC Platform product candidate, MAT2203. While sufficient to produce the clinical supplies of product necessary to conduct our previous clinical trials with MAT2203, we continue to explore relationships with well-respected third-party contract manufacturers for the formulation and manufacture of MAT2203, which would be necessary should we be successful in finding a partner to continue the development of MAT2203. We would be required to transfer our technology and any associated information to our partner or to a third-party manufacturer in order to manufacture the drug necessary for additional clinical work and any supplies required for the commercialization of MAT2203, if approved.

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

Sales and Marketing

We currently do not have any sales and marketing infrastructure and do not plan to develop this infrastructure in the future.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”), to the agency. In support of such applications, a generic manufacturer may rely on the nonclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”).

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

21st Century Cures Act

The 21st Century Cures Act, or the Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The Cures Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early-stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. In addition, the Cures Act includes provisions requiring the FDA to assess and publish guidance on the use of novel clinical trial designs, the use of real-world evidence in applications, the availability of summary level review for supplemental applications for certain indications, and the qualification of drug development tools. Because the Cures Act has only recently been enacted, its potential effect on our business remains unclear with the exception of a provision requiring that we post our policies on the availability of expanded access programs for individuals. Because these provisions allow the FDA to spend several years developing these policies, the effect on us could be delayed.

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

Affordable Care Act

The Affordable Care Act (“ACA”) among other things, imposes individual and employer health insurance requirements, provides certain insurance subsidies (e.g., premiums and cost sharing), mandates extensive insurance market reforms, creates new health insurance access points (e.g., State and federal-based health insurance exchanges), expands the Medicaid program, promotes research on comparative clinical effectiveness of different technologies and procedures, and makes a number of changes to how products and services will be reimbursed by the Medicare program. Amendments to the Federal False Claims Act under the ACA have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies, under which the whistleblower may be entitled to receive a percentage of any money paid to the government.

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

Employees

As of March 31, 2025, we had three full time employees and retain the services of approximately 4 persons on an independent contractor/consultant basis.

Research and Development

For the years ended December 31, 2024 and 2023, we incurred $11,433 and $14,489, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including our anti-infective product candidates, MAT2203 and MAT2501 as well as support and enhancement of our LNC Platform. Our research and development expenses reflect the reimbursement of certain MAT2501 program expenses of $0 and 88 thousand during the years ended December 31, 2024 and 2023, respectively, related to the CFF grant agreement.

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

Summary of Risk Factors

●	We have paused clinical development of our lead product candidate, MAT2203, and are devoting significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.
●	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to stockholders, restrict operations or require us to relinquish rights to our technologies or product candidates.

●	Our operating history to date may make it difficult to evaluate the success of our business and assess our future viability.
●	We are early in our development efforts, which may not be successful.
●	We cannot market our product candidates without regulatory approval, and any delay in this process will harm our business
●	We depend in part on third-party technology, the loss of which could harm our business.
●	We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.
●	If we are unable to successfully commercialize our products our ability to generate revenue will be limited.
●	If our studies or trials produce negative results, are delayed, or identify serious side effects, we may face delays, additional costs, and be unable to commercialize our product candidates.
●	If we cannot enroll enough patients to complete our clinical trials, our business, financial condition and results of operations may be adversely affected.
●	We may not be able to maintain orphan drug designation or exclusivity for our anti-infective product candidates.
●	Fast Track designation or priority review status by the FDA may not speed up development, review, or approval, nor guarantee approval and our current or future product candidates may also treat indications that do not qualify for priority review vouchers.
●	Any breakthrough therapy designation granted by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
●	Designation of our current or future product candidates as qualified infectious disease products is not assured and, in any event, even if granted, may not actually lead to a faster development or regulatory review, and would not assure FDA approval of our product candidates.
●	We may not obtain or maintain orphan drug, Fast Track, qualified infection disease, or breakthrough therapy designations for our product candidates and, even if granted, these designations may not speed up development or review and do not guarantee FDA approval.
●	If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.
●	We lack a sales and marketing organization. Without establishing these capabilities, we may not successfully commercialize our product candidates, even with regulatory approval.
●	If we cannot file for MAT2203 approval under Section 505(b)(2) of the FDCA or need additional safety and efficacy data, we may miss our development and commercialization timelines.
●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Even with marketing approval, we will face ongoing regulatory obligations and reviews, potentially incurring significant expenses. Our product candidates could face labeling restrictions, market withdrawal, and penalties for non-compliance or unforeseen issues.
●	Future legislation, and/or regulations and policies adopted by the FDA may increase the time and cost required for us to conduct and complete clinical trials.
●	Changes in health care law and implementing regulations may have a material adverse effect on us.
●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
●	If we market our product candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.
●	Reductions in staffing and funding at FDA and other federal agencies could cause delays in the development and approval of our current or future product candidates.
●	We have been and expect to be significantly dependent on our collaborative agreements for the development of MAT2203, which exposes us to the risk of reliance on the performance of third parties.
●	We expect that we will rely on third parties to conduct clinical trials for our product candidates, which exposes us to the risk of reliance on the performance of third parties.
●	We will be completely dependent on third parties to manufacture MAT2203 and any future product candidates, and our commercialization efforts could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of any product candidate or fail to do so at acceptable quality levels or prices.
●	Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives could harm our business.

●	Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.
●	Adverse global conditions, including economic uncertainty, may negatively impact our financial results.
●	We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from discovering, developing and commercializing product candidates.
●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
●	If we fail to obtain or maintain patent or trade secret protection for our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.
●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	We will need to increase the size of our organization to grow our business, and we may experience difficulties in managing this growth.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
●	Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.
●	Pursuant to the terms of our Series A Preferred Stock, we may be obligated to pay significant royalties.
●	The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.
●	We do not intend to pay dividends on our common stock in the foreseeable future.
●	An active public trading market for our common stock may not be sustained.
●	Our share price has been and could remain volatile.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	If we are unable to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.
●	We could be delisted from the NYSE American, which could seriously harm the liquidity of our stock and our ability to raise capital.
●	Upon dissolution of our Company, you may not recoup all or any portion of your investment.
●	Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.
●	Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.
●	Stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees could be limited.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Financial Position and Need for Additional Capital

Our business to date has been significantly dependent on the success of MAT2203, and we have decided to pause further development of MAT2203 and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, we have invested significant efforts and financial resources in the research and development of MAT2203, which was our lead product candidate in clinical trials. In October 2024, we announced that negotiations under a previously disclosed non-binding term sheet regarding global rights to MAT2203 have been terminated following notification from the prospective partner. As a result, we implemented an 80% workforce reduction effective as of October 31, 2024 and ceased all product development activities to conserve cash. We may retain an advisor to assist us with a potential transaction involving MAT2203, and will evaluate other strategic alternatives. There can be no assurance that efforts to identify and evaluate a potential buyer or partner for MAT2203 will result in any definitive offer to consummate a strategic transaction, or if made what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to consummate a sale is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

Any such strategic transaction may require us to incur non-recurring or other charges, may increase our near-and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business.

If we do not successfully consummate a transaction involving MAT2203, our board of directors may decide to pursue a winddown or dissolution of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such dissolution as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a transaction involving MAT2203 will be consummated, and previous efforts to do so have not been successful. If no transaction is completed, our board of directors may decide to pursue a winddown or dissolution. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such a decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our limited operations while we evaluate our options. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a winddown or dissolution of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a winddown or dissolution of our company. If a winddown or dissolution were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a winddown or dissolution of our company.

We have expressed substantial doubt about our ability to continue as a going concern and we have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

As discussed in Note 2 to the consolidated financial statements for the fiscal year ended December 31, 2024, our consolidated financial statement for the fiscal year ended December 31, 2024 include an explanatory paragraph that such financial statements were prepared assuming that we will continue as a going concern. A going concern basis assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Consequently, management is pursuing various financing alternatives to fund our operations so we can continue as a going concern. Management plans to secure the necessary financing through the issue of new equity or through a potential licensing partnership of MAT2203 and/or the entering into alternative strategic arrangements. However, our ability to raise capital could be affected by various risks and uncertainties. We may not be able to raise sufficient additional capital and there can be no assurance that these initiatives will be successful.

The financial statements do not give any effect to any adjustments in the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Some adjustments could be material.

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $24.3 million and $22.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $199.8 million. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations through private placements and public offerings of our equity securities and, to a lesser extent, through funding from the Cystic Fibrosis Foundation, or CFF, and the National Institutes of Health, or the NIH. We have devoted substantially all our financial resources and efforts to the research and development of potential product candidates. All our product candidates are in the development stage, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. If we resume the development of MAT2203 or any other product candidates, we anticipate that our expenses will increase substantially as we:

●	conduct further clinical and preclinical studies of MAT2203, our lead LNC product candidate;

●	support the conduct of further clinical studies of MAT2203, even if such studies are partially financed with non-dilutive funding;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we resume development activities and are required by the U.S. Food and Drug Administration, or the FDA, or comparable non-U.S. regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

We expect our expenses to be lower during 2025 compared to 2024 until we secure additional funding, but generally we expect our expenses to increase over time if we resume the development of MAT2203. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with continued operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

We do not believe that our existing cash and cash equivalents, excluding restricted cash, of $7,284 thousand as of December 31, 2024 will enable us to fund our operating expenses beyond the next twelve months from the filing date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including, in the event we resume development activities:

●	the progress, timing, costs, and results of our clinical trials of our current and future product candidates, if any;

●	the scope, progress, timing, costs, and results of clinical trials of, and research and preclinical development efforts for, other product candidates, including MAT2203, any future product candidates based upon our LNC Platform, and any preclinical or clinical work done to further validate our LNC Platform, generally;

●	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

●	the number and development requirements of other product candidates that we pursue;

●	the costs, timing, and outcome of regulatory review of our product candidates by the FDA and comparable non-U.S. regulatory authorities;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	our headcount growth and associated costs if we expand our research and development and establish a commercial infrastructure;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

●	the extent to which we acquire or in-license other products and technologies;

●	the costs of operating as a public company; and

●	the effect of competing technological and market developments.

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

As of December 31, 2024, we had outstanding options to purchase an aggregate of 685,405 shares of our common stock at a weighted average exercise price of $46.70 per share and outstanding warrants to purchase an aggregate of 666,667 shares of our common stock at an exercise price of $17.50. On February 13, 2025, we issued warrants to purchase an aggregate of 5,631,404 shares of our common stock at an exercise price of $0.6446 per share, and we expect to issue warrants to purchase an additional 5,631,404 at an exercise price of $0.6446 per share in the near future. The exercise of such outstanding options and warrants will result in dilution of the value of our shares.

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

We expect to invest most of our capital in maintaining the regulatory status of MAT2203 and prosecuting associated intellectual property while we look for a partner to continue clinical development of MAT2203. Our ability to generate revenue related to product sales, which we do not expect will occur for at least the next several years, if ever, will depend on the successful development and regulatory approval of one or more of our product candidates. All our product candidates require regulatory review and approval prior to commercialization. Any delays in the regulatory review or approval of our product candidates would delay market launch, increase our cash requirements and result in additional operating losses. This failure to obtain regulatory approvals would prevent our product candidate from being marketed and would have a material and adverse effect on our business.

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

If we are unable to successfully commercialize our current or future product candidates our ability to generate revenue will be limited.

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

Reductions in staffing and funding at FDA and other federal agencies could cause delays in the development and approval of our current and future product candidates.

Under the FDCA, our products cannot be investigated in humans or marketed without approval from FDA. In addition, companies developing new therapies routinely seek and receive guidance from FDA regarding their methods and plans for developing their products. We and companies like us may also benefit from FDA-administered programs like orphan drug designation and expedited development pathways, e.g., breakthrough designation. Any material reductions in the ability of FDA to perform these and other functions may delay development and approval of our product candidates. Recent actions by the United States federal government have caused concern in the industry that this may occur. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Larger layoffs may follow, according to a memorandum issued by the Office of Personnel Management on February 26, 2025. These terminations, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the United States federal government intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products.

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

Even if we receive regulatory approval for MAT2203 or any other future product candidates we may develop, we still may not be able to successfully commercialize such products and the revenue that we generate from its sales, if any, may be limited.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize MAT2203 or any other product candidates that we may develop in foreign markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;

●	our inability to directly control commercial activities because we are relying on third parties;

●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

●	import or export licensing requirements;

●	longer accounts receivable collection times;

●	longer lead times for shipping;

●	language barriers for technical training;

●	reduced protection of intellectual property rights in some foreign countries;

●	the impact of tariffs and the cost of doing business in foreign markets;

●	foreign currency exchange rate fluctuations; and

●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

We have 3 employees as of March 31, 2025. If our development and commercialization plans and strategies develop, we may need to expand the size of our employee base for managerial, development, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees would adversely impact our business prospects.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Jerome D. Jabbour, our Chairman, Chief Executive Officer and President.

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

Moreover, our 2013 Equity Compensation expired in May 2024. While we expect to seek shareholder approval for a new equity compensation plan at our next annual meeting of shareholders, there can be no assurance that we will obtain shareholder approval for a new plan. If we are unable to grant equity awards to new and existing officers, employees and directors, our ability to attract and retain qualified individuals to run our Company may be inhibited, which could materially impair our business.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face a potential risk of product liability because of the clinical testing of MAT2203 or any future product candidates and will face an even greater risk if we commercialize MAT2203 or any other future product. For example, we may be sued if any product we develop or any material that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of MAT2203. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our Series A Preferred Stock, we are required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203, which we do not expect to occur before 2029, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203, we are required to pay to certain former holders of our Series A Preferred Stock, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2024, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to be a material weakness.

We did not maintain an effective internal control environment to ensure the processing of and reporting of non-routine transactions are complete, accurate and timely. Specifically, we did not have the accounting resources necessary to ensure the timely preparation and review of the Company’s annual indefinite lived assets impairment assessment.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity

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

Facilities

Our administrative offices consist of approximately 8,900 square feet of office space in Bedminster, NJ that we occupy under a lease that expires in June 2029. We also lease laboratory space approximating 14,000 square feet in Bridgewater, NJ, that expires in September 2027.

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

On March 31, 2025, the closing sale price of our common stock, as reported by the NYSE MKT, was $0.51 per share and we had approximately 97 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

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

Recent Sales of Unregistered Securities

On February 13, 2025, we sold in a private placement an aggregate of 1,650 shares of our Series C Convertible Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and warrants to purchase up to an aggregate of 5,631,404 shares of common stock for gross proceeds of $1.65 million.

As part of the private placement, on April 8, 2025, we sold an aggregate of 1,650 shares of our Series C Convertible Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and warrants to purchase up to an aggregate of 5,631,404 shares of common stock for gross proceeds of $1.65 million.

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

Key elements of our strategy now include:

●	Securing one or more partners to monetize the value of MAT2203 in the short term and raise additional non-dilutive capital through the licensing or sale of our lead LNC Platform product candidate. A partnership would likely seek to advance MAT2203 into Phase 3 development as quickly as possible, which could position a partner to commercialize MAT2203 upon approval and which could bring additional longer-term value to the Company and its shareholders.

●

Conserving our cash resources while identifying and evaluating other strategic options for the Company, which could include the in-license of one or more assets or seeking a merger partner for the Company.

On October 31, 2024, we announced that negotiations under the MAT2203 Term Sheet were terminated following notification from the perspective partner for reasons unrelated to MAT2203. As a result, we implemented an immediate 80% workforce reduction, eliminating 15 positions, including three members of senior management, and paused clinical development of MAT2203 to preserve cash while it evaluated a potential sale of MAT2203 and/or other strategic alternatives, including a potential winddown or dissolution of the Company.

On February 13, 2025, we announced that the Company entered into a securities purchase agreement (the “February 2025 Agreement”) with a certain group of investors (the “February 2025 Investors”), pursuant to which they agreed to purchase from the Company 3,300 shares of Series C Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase up to 11,262,808 shares of common stock (the “February 2025 Warrants”) at a purchase price of $1,000 per share of Preferred Stock and accompanying warrants for aggregate gross proceeds of $3.3 million before deducting offering expenses payable by the Company. The Investors purchased 1,650 shares of Preferred Stock and accompanying warrants to purchase up to 5,631,404 shares of common stock for gross proceeds to the Company of $1.65 million at an initial closing on February 13, 2025. On April 8, 2025, upon the satisfaction of certain closing conditions, including approval by the Company’s stockholders of the issuance of all of the shares of Common Stock upon conversion of the Preferred Stock and warrants, as required by the applicable rules and regulations of the NYSE American LLC (the “Shareholder Approval”), the Investors paid an additional $1.65 million in exchange for an additional 1,650 shares of Preferred Stock and accompanying warrants to purchase up to 5,631,404 shares of common stock at a second closing. The shares of Preferred Stock are convertible into common stock at a conversion price of $0.586, and each share of Preferred Stock is initially convertible into 1,706 shares of common stock. The warrants have an exercise price of $0.6446 per share, will be exercisable, subject to certain exceptions, beginning on the effective date of the Shareholder Approval and will expire five years from the effective date of the Shareholder Approval.

The funds will be used for general corporate purposes, with a focus on reducing operating expenses and exploring strategic alternatives for MAT2203, the Company’s Phase 3-ready antifungal drug candidate for the treatment of invasive fungal infections, as well as other strategic alternatives for the Company.

For the years ended December 31, 2024 and 2023, our net loss was $24,251 and $22,942, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We do not believe that the cash and cash equivalents on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of this Annual Report. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations, and licensing arrangements. These financing alternatives may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about our ability to continue as a going concern.

Financial Operations Overview

Revenue

We did not generate any revenue during the year ended December 31, 2024. During the year ended December 31, 2023, we generated $1,096 in contract research revenue resulting from the research collaboration with BioNTech SE and the feasibility study agreement with Genentech Inc. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2024 and 2023. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We typically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock option expenses), travel and medical education.

	Years Ended December 31,
	2024	2023
Direct research and development expenses:
Manufacturing process development	$892	$1,182
Preclinical trials	1,074	852
Clinical development	405	1,696
Regulatory	285	581
Internal staffing, overhead and other	8,777	10,178
Total research & development	$11,433	$14,489

Research and development activities are central to our business model. We expect our research and development expenses to increase over time because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. However, we anticipate that our research and development expenses during 2025 will be lower compared with expenses incurred during 2024 until such time as we are able to secure additional funding to support initiation of our Phase 3 registration trial for MAT2203 and advancement of our LNC platform delivery technology.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting, and accounting/audit services. We anticipate that our general and administrative expenses during 2025 will decrease slightly compared to expenses incurred during 2024 as a result of cost-cutting measures implemented to conserve cash.

Asset Impairment Charges

During the fourth quarter of 2024, we identified impairment indicators for certain long-lived assets, primarily due to the terminated partnership negotiations for the future development and commercialization of MAT2203 and the subsequent cost-cutting measures. We remeasured the fair value of the Company’s long-lived assets and recognized non-cash impairment charges of $4,431, $1,336 of which related to goodwill, $757 related to IPR&D and $2,338 related to other assets. These amounts are reflected as impairment charges in the consolidated statements of operations and comprehensive loss for 2024. We did not recognize any impairment charges during 2023.

Sale of Net Operating Losses (NOLs) & Tax Credits

Income obtained from selling unused net operating losses (NOLs) and research and development tax credits under the New Jersey Technology Business Tax Certificate Program was $0 and $484 for the years ended December 31, 2024 and 2023, respectively. The income recorded in 2023 included sales related to tax year 2022.

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

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies.” Of these policies, the following are considered critical to an understanding of our Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Research and development expenses and (ii) Goodwill and other intangible assets.

Current Operating Trends

Our current R&D efforts are focused on advancing our lead LNC product candidate, MAT2203. Our R&D expenses consist of fees paid to consultants for work related to clinical trial design and regulatory activities, fees paid to providers for conducting various clinical studies as well as for the analysis of the results of such studies, and for other medical research addressing the potential efficacy and safety of our drugs. We believe that significant investment in product development is a competitive necessity, and we are seeking a partner to assist us in continuing to make these investments to be in a position to realize the potential of our product candidates and proprietary technologies.

We expect that most of our R&D expenses in the near-term, if any, will be incurred in support of MAT2203 and positioning that drug for a partnership with a well-funded and experienced third party biotech or pharmaceutical company.

Results of Operations

Years Ended December 31, 2024 and 2023

The following table summarizes our operating results for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Revenues	$—	$1,096

Expenses:
Research and development	$11,433	$14,489
General and administrative	8,729	10,373
Impairment charges of goodwill and other intangible assets	2,093	—
Impairment charges of other assets	2,338	—
Operating Expenses	$24,593	$24,862

Sale of net operating losses (NOLs)	$—	$484

Revenues. We generated $0 and $1,096 for the years ended December 31, 2024 and 2023, respectively. The amount earned during 2023 consists of contract research revenue resulting from the research collaboration with BioNTech SE and the feasibility study agreement with Genentech Inc.

Research and Development expenses. R&D expense for the years ended December 31, 2024 and 2023 was $11,433 and $14,489, respectively. The decrease of $3,056 was due to a decrease of $1,657 of clinical trial expenses, primarily related to the pause of our MAT2203 development program, $1,215 decrease in total compensation expenses related to the reduction in force, and $184 decrease in facility and travel expenses.

General and Administrative expenses. G&A expense for the years ended December 31, 2024 and 2023 was $8,729 and $10,373, respectively. The decrease of $1,644 over the prior year was primarily due to a $671 decrease in total compensation expenses related to the reduction in force, $528 in lower consulting fees, $223 decrease in certain insurance premiums, and $222 decrease in travel and facility expenses.

Impairment charges. For the year ended December 31, 2024, we recorded $4,431 of impairment charges, $1,336 of which related to goodwill, $757 related to IPR&D and $2,338 related to other long-lived assets, primarily due to the terminated partnership negotiations for the future development and commercialization of MAT2203 and subsequent cost-cutting measures. We did not record an impairment loss for the year ended December 31, 2023.

Sale of net operating losses (NOLs) & tax credits. The Company recognized $0 and $484 for the years ended December 31, 2024 and 2023, respectively, in connection with the sale of state net operating losses and state research and development credits to a third party under the New Jersey Technology Business Tax Certificate Program.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2024, we have raised a total of $166,907 in gross proceeds and $153,445, net proceeds, from sales of our equity securities since inception in 2013.

As of December 31, 2024, we had cash and cash equivalents, excluding restricted cash, totaling $7,284.

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. During 2024, we sold 218 thousand shares of our common stock under the Sales Agreement generating gross proceeds of $56 thousand. We did not sell any shares under the Sales Agreement during 2023. At December 31, 2024, the Sales Agreement’s available capacity was $44,191.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Years Ended December 31
	2024	2023
Cash used in operating activities	$(15,885)	$(15,278)
Cash provided by investing activities	9,208	13,242
Cash provided by (used in) financing activities	9,174	(7)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$2,497	$(2,043)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $15,885, compared to $15,278 in the prior year. Net losses of $24,251 and $22,942 for the years ended December 31, 2024 and 2023, respectively, were offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business and adjustments for non-cash stock based compensation expense and impairment charges.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $9,208, compared to $13,242 of net cash provided by investing activities for the year ended December 31, 2023. The decrease in cash used in investing activities was primarily due to a $8,437 purchase of marketable securities offset by a $4,185 increase in maturities of marketable debt securities and a $218 decrease in the purchases of leasehold improvements and equipment.

Financing Activities

Net cash provided by/(used in) and financing activities was $9,174 and ($7) for the years ended December 31, 2024 and 2023, respectively. The increase in cash provided by financing activities is primarily due to the net proceeds of $9,125 received from the sale of our common stock under the April 2024 Purchase Agreement and $54 of net proceeds received from the sale of our common stock under the Sales Agreement with BTIG, LLC.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We do not believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements beyond the next twelve months from the filing date of this Annual Report. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

Until such time, if ever, that we can generate revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, collaborations, and licensing arrangements. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights of our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to secure one or more partners to monetize the value of MAT2203 or future product candidates. Moreover, under the terms of a recent financing, we are prohibited, subject to certain exceptions, from issuing, entering into any agreement to issue, or announcing the issuance or proposed issuance of any shares of common stock or common stock equivalents until November 2025.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, global trade disputes and/or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, rising inflation rates may affect us by increasing operating expenses, such as employee-related costs and other expenses, negatively impacting our future results of operations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures:

As of December 31, 2024, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024, due to a material weakness in our internal control over financial reporting, which is described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2024, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not maintain an effective internal control environment to ensure the processing of and reporting of non-routine transactions are complete, accurate and timely. Specifically, we did not have the accounting resources necessary to ensure the timely preparation and review of the Company’s indefinite-lived assets impairment assessment.

The material weakness identified above could result in a misstatement to the aforementioned asset balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Remediation Plan:

Management has initiated a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, engagement of additional external accounting resources to assist with the preparation and review of the Company’s annual indefinite-lived assets impairment assessment.

Changes in Internal Control Over Financial Reporting:

Except for changes being implemented by the Company to address the material weakness identified above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that occurred during the quarter ended December 31, 2024 covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position(s)
Jerome D. Jabbour	50	Chairman, Chief Executive Officer and President
Keith A. Kucinski	55	Chief Financial Officer
Evelyn D’An	63	Director
Keith Murphy	54	Director
Edward Neugeboren	57	Director
Robin L. Smith	64	Director

Management

Jerome D. Jabbour, JD was appointed Chief Executive Officer in March 2018 and was named Chairman in March 2025. He has served as our President since March 2016. Prior to that he served as our Executive Vice President, Chief Business Officer, General Counsel and Secretary since October 2013 and as one of our directors from April 2012 until November 2013. Mr. Jabbour is also a Co-founder of Matinas BioPharma. Prior to joining our management team, he was the Executive Vice President and General Counsel of MediMedia USA, or MediMedia, from 2012 to October 2013, a privately held diversified healthcare services company. Prior to MediMedia, he was the Senior Vice President, Head of Global Legal Affairs of Wockhardt Limited (2008-2012), a global pharmaceutical and biotechnology company, and Senior Counsel and Assistant Secretary at Reliant (2004-2008). Earlier in his career, he held positions as Commercial Counsel at Alpharma, Inc. (2003-2004) and as a Corporate Associate at Lowenstein Sandler LLP (1999-2003). Mr. Jabbour earned his J.D. from Seton Hall University School of Law in New Jersey and a B.A. in Psychology from Loyola University in Baltimore.

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

Directors

Jerome D. Jabbour. See description under “Management.”

Evelyn D’An Ms. D’An has served on the Board since February 2025. She is an experienced board director and financial leader with extensive corporate governance, financial oversight, and accounting experience with a range of companies She is President of D’An Financial Services, a strategic consulting firm she established in 2004 and has been serving on corporate boards since 2006. From 1998 through 2004, Ms. D’An served as partner of Ernst & Young, an accounting and professional services firm, where she spent 18 years serving clients in retail, consumer products, technology, financial services, media and other sectors. Ms. D’An serves on the board of directors of Zoomcar Holdings, Inc., a publicly-traded car sharing platform company (NASDAQ: ZCAR), where she has served since April 2023, GHD Group Pty Ltd., a privately-held technical professional services firm, where she has served since March 2020, and Backblaze, Inc., a publicly-traded open cloud storage platform (NASDAQ: BLZE), where she has served since August 2021. Ms. D’An is the chair of the audit committee of all three companies, a member of the compensation committee of Backblaze, Inc. and Zoomcar Holdings, Inc. and a member of the nominating committee of GHD Group Pty Ltd. Ms. D’An served on the board of directors of Renovaro Inc. (NASDAQ: REND) (formerly Enochian BioSciences Inc.) from April 2018 through June 2021, where she was a member of the audit committee and the nominating committee. Ms. D’An graduated with a B.S. in Accounting from the State University at Albany. We believe Ms. D’An is qualified to serve on our board of directors due to her extensive expertise and experience in a variety of public companies and because of her demonstrated financial expertise and experience serving on boards of directors and as Chair of audit committees.

Keith Murphy has served on our board of directors since March 2025 and is currently a Director and Executive Chairman of Organovo Holdings, Inc. (Nasdaq: ONVO). Mr. Murphy re-joined the Organovo board of directors in July 2020 and has served as its Executive Chairman since September 2020. Mr. Murphy is also the Chief Executive Officer and Chairman of Viscient Bio (“Viscient”), a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Mr. Murphy previously served as the President and Chief Executive Officer of Organovo from February 2012 through April 2017, and as Chairman from February 2012 through August 2017. Mr. Murphy also previously served as President, Chief Executive Officer, and Chairman of Organovo, Inc., Organovo’s primary operating company prior to its going-public transaction, from August 2007 to February 2012. Prior to founding Organovo, Mr. Murphy served in various roles at Amgen, Inc. from August 1997 to July 2007 including as Global Operations Leader for the osteoporosis/bone cancer drug Prolia/Xgeva (denosumab). Prior to joining Amgen, Mr. Murphy served at Alkermes, Inc., a biotechnology company, from July 1993 to July 1997, where he played a role on the development team for their first approved product, Nutropin (hGH) Depot. Mr. Murphy served as a member of the board of directors of Kintara Therapeutics, Inc. from August 2020 to February 2022, and served on its compensation committee and nominating and corporate governance committee. He holds a B.S. in Chemical Engineering from the Massachusetts Institute of Technology (MIT) and is an alumnus of the UCLA Anderson School of Management. We believe Mr. Murphy’s previous experience in the biotechnology field, especially in developing novel products, his experience and expertise in product development opportunities and strategy, and his educational experience qualify him to be a member of our board of directors.

Edward Neugeboren. Mr. Neugeboren has served as a member of our board of directors since March 2025. Since January of 2016, Mr. Neugeboren has served as the Chief Strategy Officer of Cronus Pharma, LLC, a fully integrated R&D, manufacturing and sales & marketing animal health pharmaceutical company. Mr. Neugeboren leads Cronus Pharma’s commercial operations, strategic planning and acquisitions and is also responsible for developing and executing overall corporate strategy as well as corporate and portfolio acquisitions and licensing. Mr. Neugeboren currently serves on the Board of Directors of Grace Therapeutics (Nasdaq: GRCE), a late-stage biopharmaceutical company addressing rare and orphan diseases where he is a member of the Audit, Compensation and Nominating & Governance Committees. Previously, Mr. Neugeboren was the Chief Strategy Officer for the parent pharmaceutical group comprised of Rising Pharma Holdings, Inc., a generic pharmaceutical company and Casper Pharma, LLC, a specialty pharmaceutical company. Mr. Additionally, Mr. Neugeboren is Founder and Managing Partner of QuadView Healthcare Advisors, a healthcare investment banking and business development firm. Mr. Neugeboren was previously a Managing Director of Ledgemont Capital Group, LLC, an investment banking firm providing strategic and financial advisory services to emerging healthcare and technology companies and was a managing member when it filed for voluntary bankruptcy in May 2013. Mr. Neugeboren has graduated with a BA in Economics from Union College We believe Mr. Neugeboren is qualified to serve as a director due to his extensive experience in development, general management and knowledge of the pharmaceutical and health care industries.

Robin L. Smith, MD, MBA. Dr. Smith has served on our board since February 2025. Dr. Smith has been a Managing Partner of BRM Holdings, a privately-held strategic and investment advisory firm, since 2015. From 2006 until 2015, Dr. Smith was chairman and chief executive officer of Lisata Therapeutics, Inc., a publicly-traded stem-cell bank (NASDAQ: LSTA) (formerly Neostem, Inc.). From October 2019 to December 2023, Dr. Smith served on the board of directors of Celularity Inc, a publicly-traded cellular and regenerative medicine company (NASDAQ: CELU). From February 2020 to May 2022, Dr. Smith served on the board of directors of ServiceSource International, Inc., a publicly-traded customer journey experience company (NASDAQ: SREV) that was acquired in 2022 by Concentrix Corporation, and served on its nominating and governance committee. From December 2019 to November 2021, Dr. Smith served on the board of directors of Sorrento Therapeutics, a former publicly-traded clinical and commercial stage biopharmaceutical company (NASDAQ: SRNE). From February 2019 to May 2020, Dr. Smith served on the board of directors of Seelos Therapeutics, a publicly-traded clinical-stage biopharmaceutical company (NASDAQ: SEEL), and served on its audit and compensation committees. Prior to 2019, Dr. Smith served on the boards of multiple publicly-traded biopharmaceutical companies. Dr. Smith received her B.A. from Yale University and her M.D. from the Yale School of Medicine. She holds an M.B.A. from the Wharton School of Business, completed the Stanford University Directors Program, and received an honorary Doctor of Science degree from Thomas Jefferson Medical College. We believe Dr. Smith is qualified to serve on our board of directors because of her extensive management experience in the pharmaceutical industry and her clinical, drug development and regulatory experience.

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

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. Evelyn D’An, Robin L. Smith and Edward Neugeboren currently serve as members of the Audit Committee, with Ms. D’An serving as its chair. Prior to March 2025, the Audit Committee was comprised of James Scibetta, Herbert Conrad and Natasha Giordano, with Mr. Scibetta serving as Chair, all of whom have since retired from the Board. All current and past members of the Audit Committee have been determined to be financially literate and are considered independent directors as defined under the NYSE MKT’s listing standards and applicable SEC rules and regulations. Ms. D’An qualifies as an audit committee “financial expert” as that term is defined by SEC regulations. The Audit Committee met four times during 2024. Our Board has adopted an Audit Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of our executive officers, including our chief executive officer, and makes recommendations in that regard to the Board as a whole. Edward Neugeboren and Keith Murphy currently serve as members of the Compensation Committee, with Mr. Neugeboren serving as its chair. Prior to March 2025, the Compensation Committee was comprised of Kathryn Corzo, James Scibetta and Matthew Wikler, with Mr. Wikler serving as Chair, all of whom have since retired from the Board. All current and past members of the Compensation Committee are considered independent directors as defined under the NYSE MKT’s listing standards. The Compensation Committee met four times during 2024. Our Board has adopted a Compensation Committee Charter, which is available for viewing at www.matinasbiopharma.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our Bylaws and applies the same criteria to all persons being considered. Keith Murphy, Evelyn D’An and Robin L. Smith currently serve as members of the Nominating and Corporate Governance Committee, with Mr. Murphy serving as its chair. Prior to March 2025, the Nominating and Corporate Governance Committee was comprised of Herbert Conrad, Kathryn Corzo, Eric Ende, and Natasha Giordano, with Ms. Giordano serving as Chair, all of whom have since retired from the Board. All current and past members of the Nominating and Corporate Governance Committee are considered independent directors as defined under the NYSE MKT’s listing standards. The Nominating and Corporate Governance Committee met four times during 2024. Our Board has adopted a Nominating and Corporate Governance Charter, which is available for viewing at www.matinasbiopharma.com.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the New York Stock Exchange. The Trading Policy provides Matinas’s standards on trading and causing the trading of our securities or securities of other publicly traded companies while in possession of confidential information. It prohibits trading in certain circumstances and applies to all of our directors, officers and employees as well as independent contractors or consultants who have access to material nonpublic information of Matinas. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors and executive officers. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11.	Executive Compensation

Summary Compensation Table – 2024

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the two most highly compensated executive officers who were serving as executive officers as of December 31, 2024, for services rendered in all capacities to us for the years ended December 31, 2024 and 2023. These individuals are our named executive officers for 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jerome D. Jabbour	2024	598,000	—	—	—	598,000
Chief Executive Officer	2023	598,000	244,375	757,176	—	1,599,551

James J. Ferguson	2024	468,000	121,680	—	—	589,680
Former Chief Medical Officer	2023	468,000	153,000	259,603	—	880,603

Keith Kucinski	2024	416,000	168,160	—	—	584,160
Chief Financial Officer	2023	416,000	176,000	216,347	—	808,347

(1)	Amounts reflect the grant date fair value of option awards granted in 2024 and 2023 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

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

Ferguson

On February 22, 2019, we entered into an employment agreement with Mr. Ferguson which was effective as of February 25, 2019, as subsequently amended on March 3, 2023. Mr. Ferguson’s employment with the Company was terminated without cause in October 2024, and Mr. Ferguson was eligible to receive the severance benefits described below for a termination by us without cause. Under the terms of Mr. Ferguson’s employment agreement, Mr. Ferguson’s base salary was $375,000 per year, and was $468,000 at the time of his termination. Mr. Ferguson was eligible to receive an annual bonus, targeted at 40% of his base salary and subject to adjustment by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Ferguson was also eligible to receive option grants at the discretion of our Compensation Committee. Under the terms of his employment agreement, if Mr. Ferguson’s employment was terminated by us without cause or by Mr. Ferguson with good reason, we are required to pay him severance of up to twelve months of his base salary plus benefits. In addition, the vesting of 50% of his outstanding options issued prior to December 31, 2021 was accelerated in full upon such termination. Under the terms of his employment agreement, if we terminated Mr. Ferguson’s employment without cause during the 12-month period immediately following a change of control or Mr. Ferguson resigned with good reason during such period, we were required to pay him severance of 12 months of his base salary and his target annual bonus plus 12 months of COBRA benefits. In addition, his outstanding options would be vested in full. Mr. Ferguson is also subject to a customary non-disclosure agreement, pursuant to which Mr. Ferguson has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment.

Kucinski

On December 31, 2018, we entered into an employment agreement with Mr. Kucinski which was effective as of January 2, 2019, as subsequently amended on March 3, 2023. Under the terms of Mr. Kucinski’s employment agreement, Mr. Kucinski’s base salary was $250,000 per year, and is currently $416,000. In addition, Mr. Kucinski is eligible to receive an annual bonus, which is targeted at 40% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Kucinski is also eligible to receive option grants at the discretion of our Compensation Committee. If we terminate Mr. Kucinski’s employment without cause or Mr. Kucinski resigns with good reason, we are required to pay him severance of up to twelve months of his base salary plus benefits. In addition, the vesting of 50% of his outstanding options issued prior to December 31, 2021 will be accelerated in full upon such termination. If we terminate Mr. Kucinski’s employment without cause during the 12-month period immediately following a change of control or Kucinski resigns with good reason during the 12-month period immediately following a change of control, we are required to pay him severance of 12 months of his base salary and his target annual bonus plus 12 months of COBRA benefits. In addition, his outstanding options will be vested in full. Mr. Kucinski is also subject to a customary non-disclosure agreement, pursuant to which Mr. Kucinski has agreed to be subject to a non-compete during the term of her employment and for a period of eighteen months following termination of his employment.

Outstanding Equity Awards at Fiscal Year-End Table – 2024

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2024.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jerome D. Jabbour	18,956	51,045	$12.35	Dec 14, 2033
	20,711	19,056	$26.50	Dec 19, 2032
	25,563	7,600	$46.00	Dec 13, 2031
	31,335	666	$68.00	Dec 31, 2030
	20,001	-	$113.50	Dec 31, 2029
	15,001	-	$54.00	Feb 10, 2029
	20,000	-	$49.02	Mar 21, 2028
	8,001	-	$166.00	Feb 20, 2027
	7,001	-	$21.50	Feb 4, 2026
	3,501	-	$20.50	Jan 27, 2025

James J. Ferguson	5,990	-	$26.50	Jan 29, 2025
	8,570	-	$46.00	Jan 29, 2025
	10,782	-	$68.00	Jan 29, 2025
	10,001	-	$113.50	Jan 29, 2025
	7,001	-	$54.50	Jan 29, 2025

Keith Kucinski	5,416	14,585	$12.35	Dec 14, 2033
	6,511	5,990	$26.50	Dec 19, 2032
	7,709	2,292	$46.00	Dec 13, 2031
	9,793	208	$68.00	Dec 31, 2030
	7,001	-	$113.50	Dec 31, 2029
	5,501	-	$54.00	Feb 10, 2029
	5,000	-	$30.50	Jan 1, 2029

2013 Equity Compensation Plan

General

On August 2, 2013, our Board of Directors adopted the 2013 Equity Compensation Plan (the “Plan”) pursuant to the terms described herein. The Plan was approved by the stockholders on August 7, 2013. Effective May 8, 2014, upon the approval of our Board of Directors and our stockholders, we amended and restated the Plan, primarily to include “evergreen” provisions, which provided that the number of shares of common stock available for issuance under the Plan is subject to an automatic annual increase on January 1 of each year beginning in 2015; to amend the definition of “fair market value”; and to increase the limits on awards under the Plan.

The general purpose of the Plan was to provide an incentive to our employees, directors, consultants and advisors by enabling them to share in the future growth of our business. The term of the Plan was for 10 years and expired on May 7, 2024. The Company intends to adopt a new equity compensation plan at its next Annual Meeting, pending shareholder approval.

As of December 31, 2024, there were 965,678 awards, including both restricted stock grants and option grants, issued and exercised under the Plan and no remaining shares available for grant under the Plan.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with our annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards in connection with our conducting and completing such annual review, which typically occurs in approximately the fourth quarter of each year. Equity awards were awarded to our non-employee directors pursuant to our 2013 Equity Incentive Plan, as amended. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants may be tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date), and in other cases such grants may be awarded at the same time with other annual grants. As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form) and ending one business day after the filing or furnishing of such report with the SEC.

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

Director Compensation Table – 2024

The following table summarizes the annual compensation for our non-employee directors during 2024, each of which retired from our Board during 2025.

Name	Cash Compensation ($)
Herbert Conrad	61,500
Kathryn Corzo	53,641
Eric Ende	79,000
Natasha Giordano	65,500
James S. Scibetta	75,000
Matthew Wikler	56,000

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently composed of the following three non-employee directors: Edward Neugeboren, Chair, and Keith Murphy. No member of the Compensation Committee is or was formerly an officer or an employee of the Company during the last fiscal year. In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of the Company’s directors serve as an executive officer. See Item 13.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 28, 2025 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 5,086,985 shares outstanding as of March 28, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 28, 2025 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

5% Stockholders
Highbridge Capital Management, LLC (1)	508,189	(2)	9.99%
Directors and Executive Officers
Jerome D. Jabbour (3)	184,854		3.5%
Evelyn D’An	-		*	%
Keith Murphy	-		*	%
Edward Neugeboren	-		*	%
Robin Smith	-		*	%
Keith A. Kucinski (4)	52,571		1.0%
Directors and Executive Officers as a group (2 persons) (5)	237,425		4.5%

* Less than 1%

(1) Based solely on information contained in a Schedule 13G filed on October 25, 2024. The address for the reporting person is 277 Park Avenue, 23rd Floor, New York, New Yor, 10172.

(2) Includes 379,233 shares of Common Stock issuable upon the exercise of warrants that cannot be exercised to the extent the holder would beneficially own, after such exercise, more the 9.99% of the outstanding Common Stock

(3) Includes 175,647 shares of common stock issuable upon exercise of options. Does not include 65,789 shares of common stock underlying options.

(4) Includes 50,681 shares of common stock issuable upon exercise of options. Does not include 19,325 shares of common stock underlying options.

(5) See notes (3) and (4).

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

The following is a description of transactions since January 1, 2024, and each currently proposed transaction in which:

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

April 2024 Offering

On April 2, 2024, we entered into a securities purchase agreement (the “April 2024 Purchase Agreement”) with certain institutional investors, pursuant to which we issued and sold an aggregate of: (i) 666,667 shares of common stock and (ii) warrants to purchase up to 666,667 shares of common stock The offering price per share and accompanying warrant was $15.00. Pursuant to the April 2024 Purchase Agreement, affiliates of Highbridge Capital Management, LLC, a holder of more than 5% of our common stock, purchased 466,666 shares of common stock and warrants to purchase 466,666 shares of common stock, for $7.0 million.

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

Director Independence

Based on information requested from and provided by each of our directors, our board of directors has determined that Messrs. Keith Murphy and Edward Neugeboren and Mses. Evelyn D’An and Robin L. Smith are “independent directors” as such term is defined in the rules of the NYSE MKT’s corporate governance requirements and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Item 14.	Principal Accounting Fees And Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and 2023, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Years Ended December 31,
	2024	2023
Audit Fees	$255	$270
Audit-Related Fees	—	—
Tax Fees	—	—
Total Fees	$255	$270

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

Part IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
2.2	Agreement and Plan of Merger (the “Merger Agreement”) with Aquarius Biotechnologies, Inc., a Delaware corporation (“Aquarius”), Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Amendment of Certificate of Incorporation, dated August 30, 2024 (filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 3, 2024 and incorporated herein by reference)
3.5	Form of Certificate of Designation of Series C Convertible Preferred Stock(filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 13, 2025 and incorporated herein by reference)
4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 31, 2017 with the Securities and Exchange Commission).
4.2	Description of Securities*
4.3	Form of Common Stock Purchase Warrant (filed as an exhibit to the Current Report on Form 8-K filed with the Commission on April 5, 2024 and incorporated herein by reference)
4.4	Form of Warrant (filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 13, 2025 and incorporated herein by reference)
10.1	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2015.) †
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).†
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.5	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
10.6	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2015).+

10.7	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
10.8	Employment Agreement, dated March 22, 2018, between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 27, 2018).†
10.9	Employment Agreement, dated October 15, 2018, between Matinas Biopharma Holdings, Inc. and Theresa Matkovits (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2018). †
10.10	Employment Agreement, dated January 3, 2019, between Matinas Biopharma Holdings, Inc. and Keith Kucinski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019).†
10.11	Employment Agreement, dated February 25, 2019, between Matinas Biopharma Holdings, Inc. and James J. Ferguson III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2019). †
10.12	At-The-Market Sales Agreement, dated July 2, 2020, between Matinas BioPharma Holdings, Inc. and BTIG, LLC (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2020).
10.13	Therapeutic Development Award Agreement, dated November 19, 2020, between Matinas BioPharma Holdings, Inc. and the Cystic Fibrosis Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2021).
10.14	Employment Agreement, dated December 1, 2020, between Matinas Biopharma Holdings, Inc. and Hui Liu. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 8, 2022)†
10.15	Employment Agreement, dated December 6, 2021, between Matinas Biopharma Holdings, Inc. and Thomas Hoover. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 8, 2022)†
10.16	Consulting Agreement, dated August 8, 2022, by and between the Company and Raphael J. Mannino (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q, filed on November 2, 2022).
10.17	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Jerome Jabbour (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly report on Form 10-K, filed on March 15, 2023)†
10.18	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Theresa Matkovits (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly report on Form 10-K, filed on March 15, 2023)†
10.19	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Keith Kucinski (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly report on Form 10-K, filed on March 15, 2023)†
10.20	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and James Ferguson (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly report on Form 10-K, filed on March 15, 2023)†
10.21	Form of Securities Purchase Agreement (filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 13, 2025 and incorporated herein)
19.1	Matinas BioPharma Holdings Corp. Insider Trading Policy (filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 27, 2024 and incorporated herein by reference)
21.1	Subsidiaries Index*
23.1	Consent of EisnerAmper LLP*
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certifications**
97.1	Matinas BioPharma Holdings, Inc. Compensation Recovery Policy*
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2024 and 2023; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023; and (v) Notes to Consolidated Financial Statements.*
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on April 15, 2025.

MATINAS BIOPHARMA HOLDINGS, INC.

By:	/s/ Jerome D. Jabbour
Name:	Jerome D. Jabbour
Title:	Chairman, Chief Executive Officer & President

By:	/s/ Keith A. Kucinski
Name:	Keith A. Kucinski
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Jerome D. Jabbour	Chairman, Chief Executive Officer & President	April 15, 2025
Jerome D. Jabbour	(Principal Executive Officer)

/s/ Keith A. Kucinski	Chief Financial Officer	April 15, 2025
Keith A. Kucinski	(Principal Financial and Accounting Officer)

/s/ Evelyn D’An	Director	April 15, 2025
Evelyn D’An

/s/ Keith Murphy	Director	April 15, 2025
Keith Murphy

/s/ Edward Neugeboren	Director	April 15, 2025
Edward Neugeboren

/s/ Robin L. Smith	Director	April 15, 2025
Robin L. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Matinas BioPharma Holdings, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc and Subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in then ended in conformity with accounting principles generally accepted in the United States of America.

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

In-process Research and Development

As described in Note 3, 7, and 12 to the financial statements, In-process Research and Development (“IPR&D”) is tested for impairment on an annual basis, or more frequently if indicators of impairment exist. During the fourth quarter of 2024, management noted that an indicator of potential impairment existed due to the cessation of negotiations with a prospective development partner, a reduction in force, and the suspension of research and development efforts. The fair value of the IPR&D is estimated with the income approach using a discounted cash flow method. Management’s cash flow projections included significant judgments and assumptions relating to the plans contemplated for the commercialization of the IPR&D, along with the amount and timing of projected future cash flows and discount rates. Impairment is calculated by comparing the fair value of the IPR&D to its carrying value. As a result of this quantitative analysis, the Company recorded an IPR&D impairment charge of $0.8 million, representing the excess of the carrying value over its estimated fair value.

We identified the impairment assessment of IPR&D as a critical audit matter due to the significant judgment by management when developing the fair value estimates. This led to a high degree of auditor judgment and subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to amount and timing of projected future cash flows and discount rates. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) understanding management’s process for developing the fair value estimate; (ii) evaluation of management’s plans and assumptions and probability of the alternatives for the monetization of the IPR&D asset and the related identifiable cash flows; (iii) evaluating the appropriateness of the discounted cash flow model used by management; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the amount and timing of projected future cash flows and discount rates. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and discount rates involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model, (ii) the reasonableness of the discount rates assumption, and (iii) the appropriateness of probability and assumptions used in evaluating the reasonableness of the fair value of the IPR&D asset.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2011

EISNERAMPER LLP

Iselin, New Jersey

April 15, 2025

Matinas BioPharma Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	December 31,
	2024	2023
ASSETS:

Current assets:
Cash and cash equivalents	$7,284	$4,787
Marketable debt securities	—	8,969
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	691	1,737
Total current assets	8,025	15,543

Non-current assets:
Leasehold improvements and equipment - net	468	1,923
Operating lease right-of-use assets - net	1,680	3,064
Finance lease right-of-use assets - net	8	21
In-process research and development	2,260	3,017
Goodwill	—	1,336
Restricted cash - security deposit	200	200
Total non-current assets	4,616	9,561
Total assets	$12,641	$25,104

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$95	$514
Accrued expenses and other liabilities	1,805	1,447
Operating lease liabilities - current	761	656
Financing lease liabilities - current	5	5
Total current liabilities	2,666	2,622

Non-current liabilities:
Deferred tax liability	257	341
Operating lease liabilities - net of current portion	2,116	2,877
Financing lease liabilities - net of current portion	12	18
Total non-current liabilities	2,385	3,236
Total liabilities	5,051	5,858

Stockholders’ equity:
Common stock par value $0.0001 per share, 250,000,000 shares authorized at December 31, 2024 and 2023, respectively; 5,086,985 and 4,345,291 issued and outstanding as of December 31, 2024 and 2023, respectively	1	—
Additional paid-in capital	207,413	195,040
Accumulated deficit	(199,824)	(175,573)
Accumulated other comprehensive loss	—	(221)
Total stockholders’ equity	7,590	19,246
Total liabilities and stockholders’ equity	$12,641	$25,104

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023
Revenue:
Contract Revenue	$—	$1,096
Costs and Expenses:
Research and development	11,433	14,489
General and administrative	8,729	10,373
Impairment charges of goodwill and other intangible assets	2,093	—
Impairment charges of other assets	2,338	—

Total costs and expenses	24,593	24,862

Loss from operations	(24,593)	(23,766)
Sale of New Jersey net operating loss & tax credits	—	484
Other income, net	262	340

Loss before tax	$(24,331)	$(22,942)

Income tax benefit	80	—

Net loss	$(24,251)	$(22,942)

Net loss per share – basic and diluted	$(4.98)	$(5.28)
Weighted average common shares outstanding:
Basic and diluted	4,865,829	4,345,291
Other comprehensive gain, net of tax
Unrealized gain on securities available-for-sale	221	603
Other comprehensive gain, net of tax	221	603
Comprehensive loss	$(24,030)	$(22,339)

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares*	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2022	4,345,291	$—	$190,092	$(152,631)	$(824)	$36,637
Stock-based compensation	—	—	4,948	—	—	4,948
Other comprehensive income	—	—	—	—	603	603
Net loss	—	—	—	(22,942)	—	(22,942)
Balance, December 31, 2023	4,345,291	$—	$195,040	$(175,573)	$(221)	$19,246

Stock-based compensation	—	—	3,195	—	—	3,195
Issuance of common stock and warrants in public offering, net of stock issuance cost ($877)	671,033	1	9,178	—	—	9,179
Issuance of common stock in reverse stock split	70,661	—	—	—	—	—
Other comprehensive income	—	—	—	—	221	221
Net loss	—	—	—	(24,251)	—	(24,251)
Balance, December 31, 2024	5,086,985	$1	$207,413	$(199,824)	$—	$7,590

*	Adjusted to reflect the impact of the 1-for-50 reverse stock split effective as of August 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,251)	$(22,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365	385
Loss on disposal of equipment	—	1
Stock-based compensation expense	3,195	4,948
Amortization of operating lease right-of-use assets	602	548
Amortization of finance lease right-of-use assets	5	8
Amortization of bond (premium)/discount	(17)	107
Impairment charges of goodwill and other intangible assets	2,093	—
Impairment charges of other assets	2,338	—
Income tax benefit	(84)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	587	3,983
Accounts payable	(419)	(103)
Accrued expenses and other liabilities	356	(1,651)
Operating lease liabilities	(655)	(562)
Net cash used in operating activities	(15,885)	(15,278)

Cash flows from investing activities:
Purchases of marketable debt securities	(8,437)	—
Proceeds from sales of marketable debt securities	17,645	13,460
Purchases of leasehold improvements and equipment	—	(218)
Net cash provided by investing activities	9,208	13,242

Cash flows from financing activities:
Net proceeds from public offerings of common stock and warrants	9,179	—
Payments of capital lease liability – principal	(5)	(7)
Net cash provided by (used in) financing activities	9,174	(7)

Net decrease in cash, cash equivalents and restricted cash	2,497	(2,043)
Cash, cash equivalents and restricted cash at beginning of period	5,037	7,080

Cash, cash equivalents and restricted cash at end of period	$7,534	$5,037

Supplemental non-cash financing and investing activities:
Unrealized gain on marketable debt securities	$221	$603

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Description of Business

Matinas BioPharma Holdings Inc. (“Holdings”) is a Delaware corporation formed in 2013. Holdings is the parent company of Matinas BioPharma, Inc. (“BioPharma”), and Matinas BioPharma Nanotechnologies, Inc. (“Nanotechnologies,” formerly known as Aquarius Biotechnologies, Inc.), its operating subsidiaries (“Nanotechnologies”, and together with “Holdings” and “BioPharma”, “the Company”). The Company is a clinical-stage biopharmaceutical company focused on delivering groundbreaking therapies using its lipid nanocrystal (LNC) platform delivery technology (LNC Platform).

The Company’s lead product candidate is MAT2203 (oral amphotericin B), a highly potent antifungal drug which, by virtue of LNC delivery, has been made oral, safe, and well-tolerated for prolonged administration in patients with life-threatening invasive fungal infections. Following the successful EnACT Phase 2 trial in the treatment of cryptococcal meningitis, MAT2203 is now positioned for a single, Phase 3 registration trial (the “ORALTO trial”) in support of a New Drug Application (“NDA”) for the treatment of invasive aspergillosis in patients with limited treatment options.

The Company had also been seeking to develop an internal pipeline of products utilizing the LNC Platform to encapsulate small molecules and small oligonucleotides and facilitate targeted and extrahepatic delivery to desired cells and tissues without toxicity, with a focus on small molecule oncology applications as well as the formulation and delivery of small oligonucleotides with a primary therapeutic focus on inflammation.

Following an 80% reduction in workforce implemented in late October 2024, the Company has been reassessing its strategic plan while implementing a cost-cutting strategy and paused further clinical development of MAT2203 with the goal of consummating a licensing, sale or other similar transaction as soon as possible to advance the development of MAT2203 into Phase 3. In addition, the Company continues to engage with the FDA to keep the MAT2203 Investigational New Drug Application (“IND”) active and is actively maintaining and prosecuting intellectual property relating to MAT2203 and to the LNC Platform generally as well as maintaining all of its obligations under its license agreement with Rutgers University. The Company also continues to support the patients in its Expanded/Compassionate Use Access Program with the assistance of outside medical clinician consultants. As a result of the reduction in force, the Company has paused the internal development of a pipeline of products utilizing the LNC Platform as it evaluates strategic alternatives for those early-stage programs in oncology and inflammatory diseases.

The Company remains engaged in an ongoing partnership process for MAT2203, seeking one or more development and/or commercialization partners. The Company will require either (i) the consummation of a partnership transaction, or (ii) raising additional capital, prior to commencing the ORALTO trial. In the event a partnership is consummated, the partner may seek to revise the ORALTO trial or could determine a completely new development program and pathway for MAT2203. There can be no assurance that the Company will be successful in consummating a transaction involving MAT2203.

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2024, the Company had an accumulated deficit of $199,824. The Company’s net loss for the years ended December 31, 2024 and 2023 was $24,251 and $22,942, respectively.

The Company expects operating expenses to be lower in the near term compared to recent years until such time as additional funding is secured to support initiation of the Phase 3 registration trial for MAT2203 and advancement of the LNC platform delivery technology. The Company expects that its research and development expenses will increase if it moves forward with additional clinical studies for its current product candidates and development of additional product candidates. If the Company obtains U.S. Food and Drug Administration (“FDA”) approval for one or more of its product candidates, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

As of December 31, 2024, the Company had cash and cash equivalents of $7,284 and restricted cash of $250. In addition, during the second quarter of 2025, the Company generated net proceeds of $3,020 from the sale of Preferred Stock (see Note 17). The Company does not believe that the cash and cash equivalents on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon securing one or more partners to monetize the value of MAT2203, the ability to control its operating expenses, future sales of common stock through the At-The-Market Sales Agreement (“Sales Agreement”) with BTIG, LLC and securing additional financing. While the Company believes in the viability of this strategy and believes the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance the Company will be successful in its implementation. In particular, utilization of the Sales Agreement may not be viable due to market conditions and new financing may not be available on acceptable terms, or at all. Moreover, under the terms of the Preferred Stock sales agreement, the Company is prohibited, subject to certain exceptions, from issuing, entering into any agreement to issue, or announcing the issuance or proposed issuance of any shares of common stock or common stock equivalents until November 2025. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Reverse Stock Split

On August 30, 2024, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). The Company’s common stock began trading on a split adjusted basis on September 3, 2024. No fractional shares were issued as a result of the Reverse Stock Split as fractional shares of Common Stock were rounded up to the nearest whole share. Unless otherwise noted in these consolidated financial statements, all shares of common stock, warrants convertible into shares of common stock, stock options, per share information, and related parameters specified in this annual report have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Refer to Note 14 – Stockholders’ Equity for additional information related to the Reverse Stock Split.

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

The Company’s financial results for the years ended December 31, 2024 and 2023 were not significantly impacted by factors beyond our control, such as those described above. However, the Company cannot predict the impact of any of these factors on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of service providers and suppliers to continue to operate and deliver, the ability of the Company to maintain operations, and any government and/or public actions taken in response to these factors.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include, but are not limited to, the Company’s research and development expenses and the assessment of the impairment of long-lived assets, including goodwill, intangible assets, and other long-lived assets.

Segment and geographic information

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, as of January 1, 2024. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items with description of composition, and disclosure of the title and position of the CODM.

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decisionmaker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company considers its chief executive officer to be the Company’s CODM. The CODM manages its operations and allocates resources based on the Company’s consolidated results and therefore operates as one segment.

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in this Summary of Significant Accounting Policies. The Company’s method for measuring segment profitability includes net income(loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income (loss) as reported on the Company’s consolidated statement of operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statement of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources. The measure of segment assets is reported.

The adoption of these disclosure requirements did not have a material impact on its consolidated financial statements and related disclosures.

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

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable debt securities. The Company’s investment policy is to invest only in institutions that meet high credit quality standards and establishes limits on the amount and time to maturity of investments with any individual counterparty. Balances are maintained at U.S. financial institutions and may from time to time exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 per depositor, per insured bank for each account ownership category. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2024 and 2023.

Leasehold improvements and equipment

Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization , and impairment. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years , except for certain equipment that has been reduced to salvage value in connection with the Company’s impairment analysis and is no longer being depreciated, see Note 12 – Impairment Charges. Capitalized costs associated with leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease.

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

The goodwill impairment test is performed at the reporting unit level. The fair value of the Company’s reporting unit is determined using an income approach, which involves the use of estimates and assumptions, including projected future operating results and cash flows, the cost of capital, and financial measures derived from observable market data of comparable public companies. The Company estimates and compares the fair value of its reporting unit to its carrying value including goodwill. If the fair value is less than the carrying value, an impairment expense is recorded for the difference between those values and limited to the total carrying amount of goodwill.

Indefinite lived intangible assets are comprised of in-process research and development (“IPR&D”) and represent projects acquired in a business combination that have not reached technological feasibility or that lack regulatory approval at the time of acquisition. These IPR&D assets are reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The assessment of the Company’s indefinite lived intangible asset involves comparing the fair value of the asset, determined using the income approach which is based on discounted cash flow techniques, to the carrying value of the asset. The fair value determination is based on the concept of evaluating the highest and best use of the asset (group) in the hands of a market participant and considers the current use and any other use that is financially feasible, justifiable, and reasonably probable. If the fair value is less than the carrying value, an impairment expense is recorded for the difference between those values.

During the fourth quarter of 2024, the Company identified impairment indicators for its goodwill and other intangible assets, primarily due to the terminated partnership negotiations for the future development & commercialization of MAT2203 and subsequent cost-cutting measures. The Company completed the required quantitative impairment test which resulted in recognizing a full non-cash impairment charge equal to the carrying amount of goodwill and a partial impairment charge related to IPR&D. See Notes 7 - Goodwill and Other Intangible Assets and 12 – Impairment Charges. The Company did not record impairment charges related to goodwill or IPR&D during the year ended December 31, 2023.

Long-lived assets

The Company reviews leasehold improvements and equipment, operating lease right-of-use assets and other long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by comparing its carrying amount with the future net undiscounted cash flows the assets expected to generate. If such assets are considered to be impaired, the impairment is measured as the difference between the carrying amount of the assets and the Level 3 fair value of assts using the present value of the future net cash flows generated by the respective long-lived assets.

Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, estimated cost structure and operating expense, weighted average costs of capital, and future market conditions, among others.

Following a triggering event in the four quarter of 2024, the Company completed an impairment test for long-lived assets, which resulted in non-cash impairment charges. See Note 12 – Impairment Charges. The Company did not record an impairment charge related to its long-lived assets during the year ended December 31, 2023.

Leases

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases”, establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. ROU assets are evaluated for impairment as a long-lived asset. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. For a complete disclosure of the Company’s leases, see Note 8 – Leases.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in 2024 and 2023 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2024.

Since the Company incurred net operating losses in every tax year since inception, the 2014 through 2023 income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

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

During the years ended December 31, 2024 and 2023, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. The reconciliation of the anti-dilutive shares as of December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
Stock options	687,356	934,159
Warrants	666,667	—
Total	1,354,023	934,159

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

The Company did not record any revenue for the year ended December 31, 2024. For the year ended December 31, 2023, the Company’s revenues primarily consist of contract research revenue from the BioNTech Agreement to evaluate the combination of mRNA formats utilizing the Company’s proprietary LNC Platform. For a complete disclosure of the Company’s Revenue Recognition, see Note 9 – Revenue Recognition, Collaboration Agreements, and Other Research and Development Agreements.

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

Research and Development Arrangement: Under the terms of our research and development agreement with the CFF Agreement, the Company did not account for this arrangement in accordance with Topic 606. However, the Company has determined that it is a partner under a collaboration agreement as it shares in the risks and rewards that would be received if the product is successful and commercialized. Therefore the funds received under the terms of this agreement will be recorded as reimbursements of research and development costs and reduce the research and development expenses in the Company’s Statements of Operations and Comprehensive Loss. The Company records the reimbursements for certain materials and other research and development costs associated with the agreement when it is probable that a significant reversal in the amount of cumulative costs have been recognized. During the years ended December 31, 2024 and 2023, the Company recognized $0 and $88, respectively, of reimbursed research and development costs associated with the CFF Agreement. For a complete disclosure of the CFF Agreement, see Note 9 – Collaboration Agreements, Collaboration Agreements, and other Research and Development Agreements.

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands annual disclosure requirements related to the rate reconciliation and income taxes paid disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid to be disaggregated by jurisdiction. The updated standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the update may be applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of this standard on the Company’s Consolidated Financial Statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. Restricted cash at each of December 31, 2024 and 2023 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2024, December 31, 2023 and December 31, 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$7,284	$4,787	$6,830
Restricted cash included in current/non-current assets	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$7,534	$5,037	$7,080

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from marketable debt securities are recorded in other income, net. The Company did not incur any realized gains and losses during the years ended December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, the Company recorded unrealized gains of $221 and $603, respectively. As of December 31, 2024 and 2023, the Company had net accumulated unrealized losses of $0 and $221, respectively.

The Company did not own any marketable debt securities at December 31, 2024. The following tables summarize the Company’s marketable debt securities at December 31, 2023:

	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$999	$—	$(3)	$996
U.S. Government Notes	8,191	—	(218)	7,973
Total marketable debt securities	$9,190	$—	$(221)	$8,969

All debt securities classified as available-for-sale matured within one year of December 31, 2023.

The Company determined that the unrealized (losses) and gains are temporary as of December 31, 2024 and 2023. Unrealized (losses) and gains generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows for a fundamental weakness in the credit quality of the issuer or underlying assets.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

The Company did not own any marketable debt securities at December 31, 2024. The following tables summarize the Company’s marketable debt securities measured on a recurring basis at December 31, 2023:

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

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets, including goodwill and IPR&D, are recorded at fair value upon acquisition and are remeasured only if an impairment charge is recognized. The Company remeasured the fair value of its long-lived assets upon the occurrence of triggering events in the fourth quarter of 2024. For the year ended December 31, 2023, the Company did not incur a triggering event and did not have any assets or liabilities measured at fair value on a non-recurring basis. See Note 12 - Impairment Charges for more information on the impairment losses recorded during the year ended December 31, 2024 for assets measured on a non-recurring basis.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Equipment	$1,535	$2,463
Leasehold improvements	993	1,155
Total	2,528	3,618
Less: accumulated depreciation and amortization	2,060	1,695
Leasehold improvements and equipment, net	$468	$1,923

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $365 and $385, respectively. During the years ended December 31, 2024 and 2023, the Company purchased equipment and leasehold improvements of $0 and $218, respectively. During the year ended December 31, 2023, the Company recorded an asset write-off of $60, including $59 of related accumulated depreciation.

Impairment of Long-Lived Assets

During the fourth quarter of 2024, the Company recorded in its consolidated statement of operations and comprehensive loss a $1,090 charge for an impairment loss associated with its leasehold improvements and equipment. The Company did not record an impairment charge during the year ended December 31, 2023.

Note 7 – Goodwill and Other Intangible Assets

The following table provides the gross and net carrying value of goodwill as follows:

Amounts
Balance at December 31, 2023	$1,336
Impairment of goodwill	(1,336)
Balance at December 31, 2024	$—

The Company completed its annual impairment test for goodwill during the fourth quarter of 2024, which resulted in full impairment of the Company’s $1,336 of goodwill. The goodwill impairment is reflected in impairment charge of goodwill and other intangible assets in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company did not record a Goodwill impairment charge during the year ended December 31, 2023.

The following table provides the gross and net carrying value of IPR&D as follows:

Amounts
Balance at December 31, 2023	$3,017
Impairment of IPR&D	(757)
Balance at December 31, 2024	$2,260

The Company completed its impairment test for IPR&D during the fourth quarter of 2024, which resulted in partial impairment of the Company’s $757 of IPR&D. The IPR&D impairment is reflected in impairment charge of goodwill and other intangible assets in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company did not record an IPR&D impairment charge during the year ended December 31, 2023.

Note 8 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities, summarized by major category, consist of the following for years ended December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Severance	$1,509	$1,176
General and administrative expenses	292	196
Research and development expenses	—	75
Total	$1,801	$1,447

Note 9 – Leases

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

On December 15, 2016, the Company entered into a 10-year, 3-month lease of laboratory and manufacturing space in Bridgewater, New Jersey. The lease began August 2017. The monthly rent started at approximately $43, increasing to approximately $64 in the final year. To obtain the lease, the Company provided an initial security deposit of $586 which was subsequently reduced and is currently $200 at December 31, 2024.

The Company incurred lease expense for its operating leases of $902 for the years ended December 31, 2024 and 2023, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $602 and $548 for the years ended December 31, 2024 and 2023, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $2 and $3 for the years ended December 31, 2024 and 2023, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $5 and $8 for the years ended December 31, 2024 and 2023, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of December 31, 2024:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2025	$998	$7
2026	1,040	7
2027	944	7
2028	273	—
2029	138	—
Total undiscounted operating lease payments	$3,393	$21
Less: Imputed interest	516	4
Present value of operating lease liabilities	$2,877	$17

Weighted average remaining lease term in years	3.3	2.9
Weighted average discount rate	9.3%	11.6%

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

Impairment of right-of-use assets

During the fourth quarter of 2024, the Company determined that the net book value of Bridgewater facility lease right-of-use asset might not be recoverable, primarily due to the terminated partnership negotiations for the future development and commercialization of MAT2203 and subsequent cost-cutting measures. The Company conducted a recoverability test by comparing the projected undiscounted future cash flows associated with the right-of-use asset to its carrying amount and concluded that an impairment charge must be recognized. The charge was subsequently determined based on the excess of the carrying amount of the asset over its estimated fair value. The Company recorded impairment charges related to its Bridgewater facility lease right-of-use asset of $782, and a related finance lease of right-of-use asset of $8. The lease impairment charges were included in the impairment charges of other assets line in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. The Company did not record an impairment charge during the year ended December 31, 2023.

Note 10 – Revenue Recognition, Collaboration Agreements, and Other Research and Development Agreements

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

As of December 31, 2023, the Company has received $3,635 of the $4,555 commitment, inclusive of the Amendment’s additional milestone payment, and a related deferred liability balance of $88 is included in accrued expenses at December 31, 2022. During the year ended December 31, 2023, the Company recognized $88, as credits to research and development expenses related to the CFF award. During the fourth quarter of 2022, for financial and technical reasons, the Company determined that it was not commercially reasonable to continue the development of MAT2501 and instead elected to focus existing resources on other initiatives. As a result, the Company does not anticipate receiving the balance of the commitment and has no further obligations to CFF.

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

Note 11 – Commitments

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

Note 12 – Impairment Charges

The Company reviews property, plant and equipment and other long-lived assets, including leasehold improvements, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, “Property, Plant and Equipment.”

During the fourth quarter of 2024, the Company identified impairment indicators for certain long-lived assets, primarily due to the terminated partnership negotiations for the future development & commercialization of MAT2203 and subsequent cost-cutting measures.

In accordance with ASC 360-10, long-lived assets that are held and used are tested for impairment at the asset group level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company has historically determined that its long-lived assets are sufficiently interdependent to constitute one asset group and performed impairment testing at the reporting unit level. However, the workforce reduction implemented in October 2024 and related pause of product development activities indicates a change in the interdependency of the Company’s cash flows. The Company’s long-lived assets will now be evaluated as three asset groups:

●	an asset group including all long-lived assets associated with the development of MAT2203 and not otherwise included in the following two asset groups;
●	an asset group including the ROU asset associated with the Bridgewater facility lease, including the related leasehold improvements; and
●	an asset group including machinery & equipment located at the Bridgewater facility.

ASC 360-10-35 provides that impairment testing for specific assets should be performed in the following order:

●	Test other assets (e.g., accounts receivable, inventory) under applicable guidance and indefinite-lived intangible assets (other than goodwill) under ASC 350-30
●	Test long-lived assets (asset group) under ASC 360-10
●	Test goodwill of a reporting unit that includes the aforementioned assets under ASC 350-20

Indefinite-lived intangible assets

IPR&D

The Company’s indefinite-lived intangible assets are comprised of in-process research and development (“IPR&D”). For the years ended December 31, 2024 and 2023, the Company assessed IPR&D impairment by performing a quantitative analysis for which involved comparing the fair value of the asset, determined using an income approach which is based on discounted cash flow techniques, to the carrying value of the asset.

During the fourth quarter of 2024, the Company identified impairment indicators for its IPR&D and recorded an impairment charge of $757, which represented the excess of the carrying value of the asset over the calculated fair value. The impairment charge has been included in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2024. The Company did not record an impairment charge of IPR&D during the year ended December 31, 2023.

Goodwill

For the year ended December 31, 2024 and 2023, the Company assessed goodwill impairment by performing a quantitative analysis for its reporting unit. As part of the quantitative review, the Company considered whether its fair value, determined as the price a market participant would be willing to pay in a potential acquisition of the Company, exceeds its carrying value, including goodwill.

During the fourth quarter of 2024, the Company identified impairment indicators for its goodwill and recorded an impairment charge of $1,336, which represented the carrying value of goodwill. The impairment charge has been included in the impairment charges of goodwill line item in the Company’s Consolidates Statement of Operations and Comprehensive Loss for the year ended December 31, 2024. The Company did not record an impairment charge of goodwill during the year ended December 31, 2023.

Long-lived assets

The recoverability test for the Company’s long-lived assets was performed by comparing the carrying amount of each asset group to its estimated future undiscounted pre-tax cash flows over the remaining useful life of the primary long-lived asset within each group. As a result of this analysis, the Company concluded that the carrying value of the asset group including the ROU asset associated with the Bridgewater facility lease and related leasehold improvements, and the asset group including machinery & equipment located at the Bridgewater facility, were not fully recoverable. The Company determined the fair value of the asset group which includes the ROU asset associated with the Bridgewater facility lease and related leasehold improvements using the discounted cash flow method, considering cash flows associated with a potential sublease of the facility. Significant assumptions used include estimated sublease payments, a period of vacancy before the sublease begins and expenses incurred to facilitate the sublease. The Company determined the fair value of the asset group which includes machinery & equipment at the Bridgewater facility by considering its potential salvage value, determined by estimating a salvage rate of proceeds which could be realized in the sale of equipment to a third party. These analyses led to the recognition of impairment charges totaling $2,338. The impairment charges have been included in the Impairment charges of other assets line item in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2024. The Company did not record an impairment charge of other assets during the year ended December 31, 2023.

The following table provides the total amount of impairment charges of other assets as follows:

Amounts
Leasehold improvement and equipment (including amounts recorded within prepaid expenses)	$1,546
Operating and finance leases right of use assets	790
Impairment charges of other assets at December 31, 2024	$2,338

Note 13 – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2024 and 2023, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

The components of the income tax provision are as follows:

	Year Ended December 31,
	2024	2023
Current expense (benefit):
Federal	$—	$—
State	4	—
Foreign	—	—
Total current expense (benefit):	$4	$—

Deferred expense (benefit):
Federal	$(84)	$—
State	—	—
Foreign	—	—
Total deferred expense (benefit):	$(84)	$—

Total income tax expense (benefit):	$(80)	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income at U.S. Statutory Rate	21.00%	21.00%
State Taxes, net of Federal benefit	6.53%	7.91%
Permanent Differences	(1.87)%	(1.20)%
Tax Credits	0.00%	2.49%
Valuation Allowance	(25.35)%	(30.20)%
Discrete Items	0.02%	0.00%
	0.33%	0.00%

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses. The $80 income tax benefit recognized during the year ended December 31, 2024, primarily relates to a reduction in the deferred tax liability associated with the Company’s IPR&D, which was impaired during the year.

Significant components of the Company’s deferred tax assets (liabilities) for 2024 and 2023 consist of the following:

	Year Ended December 31,
	2024	2023
Share-based Compensation	$5,282	$5,383
Depreciation and Amortization	451	(23)
Accrued Liability	279	307
Net Operating Loss Carry-forwards	28,270	25,146
R&D Credit Carryforwards	4,469	4,432
R&D Section 174 Costs	7,511	5,953
Other	31	1
IPR&D	(637)	(851)
ROU Asset	(476)	(870)
ROU Liability	811	996
Total Deferred tax assets	$45,991	$40,474
Valuation allowance	(46,248)	(40,815)
Net deferred tax asset (liability)	$(257)	$(341)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible, and is impacted by the Company’s ability to carryforward losses to years in which the Company has taxable income. Due to the Company’s history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowances were $46,248, $40,815 and $34,388 as of December 31, 2024, 2023 and 2022, respectively, representing increases of $5,433 and $6,427 for the years ending December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had Federal net operating loss carryforwards of $38,080 which will begin to expire in 2032. In addition, the Company has federal net operating loss carryforwards of $88,364 which have an indefinite carryforward period. The Company also had federal and state research and development tax credit carryforwards of $4,469. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2032, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

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

Sale of net operating losses (NOLs) & tax credits

The Company recognized $0 and $484 for the years ended December 31, 2024 and 2023, respectively, in connection with the sale of certain State of New Jersey Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits to a third party under the New Jersey Technology Business Tax Certificate Transfer Program. In addition, the Tax Cuts and Jobs Act, signed into law on December 22, 2017 imposes significant additional limitations on the deductibility of interest and limits NOL deductions to 80% of net taxable income for losses arising in taxable years beginning after December 31, 2017.

Note 14 – Stockholders’ Equity

Common Stock

Reverse Stock Split

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

As a result of the Reverse Stock Split, the number of shares of common stock authorized for issuance was adjusted from 500,000,000 to 250,000,000, and the par value of $0.0001 per share was not affected. Additionally, the number of issued and outstanding shares of the Company’s common stock was adjusted from 250,816,164 shares to 5,086,985 shares on August 30, 2024, including the issuance of an additional 70,661 shares to those stockholders that would otherwise would have been entitled to a fractional share of common stock as a result of the Reverse Stock Split.

April 2024 Purchase Agreement

During the year ended December 31, 2024, the Company sold 671,033 shares of its common stock. On April 5, 2024, the Company closed a registered direct offering of 666,667 shares of its common stock and warrants to purchase up to an aggregate of 666,667 additional shares of common stock, at a combined purchase price of $15.00 per share and accompanying warrant. The Company generated gross proceeds of $10,000 and net proceeds of $9,125, after deducting underwriting discounts and commissions and other offering expenses.

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. During the year ended December 31, 2024, the Company sold 4,366 shares of its common stock generating net proceeds of $54. The Company did not sell any shares of its common stock during the year ended December 31, 2023. At December 31, 2024, the Sales Agreement’s available capacity was $44,191.

Preferred Stock

In accordance with the Certificate of Incorporation, the Company is authorized to issue 10,000,000 preferred shares at a par value of $0.001.

Warrants

As of December 31, 2024, the Company had outstanding warrants to purchase 666,667 shares of common stock at an exercise price of $17.50 per share.

The warrants are exercisable six months after issuance date, April 5, 2024, and have a five-and-a-half year term. Once exercisable, the warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. The exercise price and the number of warrant shares purchasable upon the exercise of the warrants are subject to adjustment upon the occurrence of certain events, which may include stock dividends, stock splits, combination and reclassifications of the Company capital stock or other similar changes to the equity structure of the Company. The warrants do not have a redemption feature. They may be exercised on a cashless basis at the holder’s option and are classified as equity instruments. The warrants to purchase shares of common stock were valued on the date of issuance using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	122.66%
Risk-free interest rate	4.38%
Stock price on date of grant	$0.30
Exercise price	$0.35
Dividend yield	0.00%
Expected term	0.5 to 5.5 years

A summary of warrants outstanding as of December 31, 2024 and 2023 were as follows:

Shares
Outstanding at December 31, 2022	238,000
Issued	—
Exercised	—
Expired	(238,000)
Outstanding at December 31, 2023	—
Issued	666,667
Exercised	—
Expired	—
Outstanding at December 31, 2024	666,667

Note 15 – Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income/(loss) by components during the years ended December 31, 2024 and 2023:

	Net Unrealized Gains/(Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2022	$(824)	$(824)
Net unrealized gain on securities available-for-sale	603	603
Balance, December 31, 2023	$(221)	$(221)
Net unrealized gain on securities available-for-sale	221	221
Balance, December 31, 2024	$—	$—

All components of accumulated other comprehensive income/(loss) are net of tax.

Note 16 – Stock-based Compensation

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “Plan”), which expired on May 7, 2024, provided for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. There were no significant modifications to the Plan during the years ended December 31, 2024 and 2023. The term of the Plan was for 10 years. The Company intends to adopt a new equity compensation plan at its next Annual Meeting, pending shareholder approval.

As of December 31, 2024, there were 965,678 awards, including both restricted stock grants and option grants, issued and exercised under the Plan and no remaining shares available for grant under the Plan.

The Company recognized stock-based compensation expense (options and restricted share grants) in the following expense categories of its consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023
Research and Development	$1,087	$2,120
General and Administrative	2,108	2,828
Total	$3,195	$4,948

Stock Options

The following table summarizes the Company’ stock option activity and related information for the period from January 1, 2023 to December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2023	694,868	$53.72	7.2
Granted	278,577	12.02
Exercised	—	—
Forfeited	(5,924)	31.26
Expired	(33,278)	46.91
Outstanding at December 31, 2023	934,243	$41.67	7.4
Granted	—	—
Exercised	—	—
Forfeited	(188,618)	18.97
Expired	(58,269)	56.76
Outstanding at December 31, 2024	687,356	$46.71	4.6

The following table summarizes outstanding options at December 31, 2024, by their exercise price:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price Per Share
$10.44 - $34.65	265,562	$18.18
$36.34 - $46.00	164,500	$42.94
$46.50 - $62.00	95,958	$53.09
$68.00 - $166.00	161,337	$93.71
	687,357	$46.71

As of December 31, 2024, the number of vested shares underlying outstanding options was 578,707 at a weighted average exercise price of $46.70. None of these outstanding options were in-the-money as of December 31, 2024, therefore they had no intrinsic value. As of December 31, 2024, there was $1,674 of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 2.1 years.

All outstanding options expire ten years from date of grant. Options granted to employees prior to 2018 vest in equal monthly installments over three years. Beginning in 2018, options granted to employees vest over four years, with 25% of the shares vesting on the first annual anniversary of grant and the remaining shares vesting in 36 equal monthly installments over the following 3 years.

The resulting compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period of the award. No awards were granted under the Plan during the year ended December 31, 2024. The following weighted-average assumptions were used to calculate share-based compensation for awards granted under the Plan during the year ended December 31, 2023:

Volatility	91.2% - 120.5%
Risk-free interest rate	3.50% - 4.69%
Dividend yield	0.0%
Expected life	6.0 years

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Hence, the Company uses the “simplified method” described in Staff Accounting Bulletin (SAB) 107 to estimate the expected term of share option grants.

The expected stock price volatility assumption is based on the Company’s historical stock price volatility.

Note 17 – Subsequent Events

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), an aggregate of 3,300 shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), initially convertible into up to 5,631,404 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), with a stated value of $1,000 per share (the “Stated Value”), and warrants (the “Warrants”) to purchase up to an aggregate of 200% of the shares of Common Stock into which the shares of Preferred Stock are initially convertible, or 11,262,808 shares of Common Stock, for an offering price of $1,000 per share of Preferred Stock and accompanying Warrants. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

Pursuant to the Purchase Agreement, on February 13, 2025, the Company issued and sold in an initial closing of the Offering (the “Initial Closing”), 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of Common Stock, and accompanying Warrants, initially exercisable for up to 5,631,404 shares of Common Stock, for gross proceeds to the Company of $1.65 million. On April 4, 2025, the Company obtained shareholder approval (“Shareholder Approval”) for the issuance of the Preferred Stock and Warrants, as required by the rules and regulations of NYSE American LLC (the “ NYSE”), including Section 713 of the NYSE American Company Guide, and issued and sold, in a second closing of the Offering (the “Second Closing”), an additional 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of Common Stock, and accompanying Warrants, initially exercisable for up to 5,631,404 shares of Common Stock, for gross proceeds to the Company of $1.65 million.

Under the terms of the Securities Purchase Agreement, the Company is prohibited, subject to certain exceptions, from issuing, entering into any agreement to issue, or announcing the issuance or proposed issuance of any shares of common stock or common stock equivalents until November 2025.

