Form 10-Q
period 2025-06-30
Matinas BioPharma Holdings, Inc.
filed 2025-08-14
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 5,086,985 shares of the registrant’s common stock, $0.0001 par value, outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended June 30, 2025

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$6,525	$7,284
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	693	691
Total current assets	7,268	8,025

Non-current assets:
Leasehold improvements and equipment – net	158	468
Assets held for sale - net	70	—
Operating lease right-of-use assets – net	1,462	1,680
Finance lease right-of-use assets – net	6	8
In-process research and development	2,260	2,260
Restricted cash – security deposit	200	200
Total non-current assets	4,156	4,616
Total assets	$11,424	$12,641

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$167	$95
Accrued expenses	795	1,805
Operating lease liabilities – current	817	761
Financing lease liabilities – current	5	5
Total current liabilities	1,784	2,666

Non-current liabilities:
Deferred tax liability	257	257
Operating lease liabilities – net of current portion	1,697	2,116
Financing lease liabilities – net of current portion	11	12
Total non-current liabilities	1,965	2,385
Total liabilities	3,749	5,051

Stockholders’ equity:
Series C Convertible preferred stock, stated value $1,000 per share, par value $0.001 per share, 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 3,300 and 0 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Liquidation preference of $3,300,000 as of June 30, 2025.	—	—
Common stock par value $0.0001 per share, 250,000,000 shares authorized at June 30, 2025 and December 31, 2024; 5,086,985 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	214,399	207,413
Accumulated deficit	(206,725)	(199,824)
Total stockholders’ equity	7,675	7,590
Total liabilities and stockholders’ equity	$11,424	$12,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Costs and expenses:
Research and development	$—	$3,371	$85	$6,817
General and administrative	1,837	2,468	3,698	4,925

Total costs and expenses	1,837	5,839	3,783	11,742

Loss from operations	(1,837)	(5,839)	(3,783)	(11,742)
Change in fair value of warrant liability	(3,455)	—	(3,161)	—
Gain on sale of assets, net	110	—	110	—
Other income, net	(63)	120	(67)	199

Net loss	$(5,245)	$(5,719)	$(6,901)	$(11,543)
Net loss per share – basic and diluted	$(1.03)	$(1.15)	$(1.36)	$(2.47)

Weighted average common shares outstanding:
Basic and diluted	5,086,985	4,987,019	5,086,985	4,667,090
Other comprehensive gain, net of tax
Unrealized gain on securities available-for-sale	—	83	—	170
Other comprehensive gain, net of tax	—	83	—	170
Comprehensive loss	$(5,245)	$(5,636)	$(6,901)	$(11,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)/Income	Equity
Balance, December 31, 2024	—	$—	5,086,985	$1	$207,413	$(199,824)	$—	$7,590
Stock-based compensation	—	—	—	—	553	—	—	553
Issuance of preferred stock and warrants in public offering, net of stock issuance costs ($29)	3,300	—	—	—	330	—	—	330
Reclassification of warrants from liability to equity	—	—	—	—	6,103	—	—	6,103
Net loss	—	—	—	—	—	(6,901)		(6,901)
Balance, June 30, 2025	3,300	$—	5,086,985	$1	$214,399	$(206,725)	$—	$7,675

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)/Income	Equity
Balance, March 31, 2025	1,650	$—	5,086,985	$1	$207,749	$(201,480)	$—	$6,270
Stock-based compensation	—	—	—	—	238	—	—	238
Issuance of preferred stock and warrants in public offering, net of stock issuance costs ($27)	1,650	—	—	—	309	—	—	309
Reclassification of warrants from liability to equity	—	—	—	—	6,103	—	—	6,103
Net loss	—	—	—	—	—	(5,245)		(5,245)
Balance, June 30, 2025	3,300	$—	5,086,985	$1	$214,399	$(206,725)	$—	$7,675

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2023	4,345,291	$22	$195,018	$(175,573)	$(221)	$19,246
Stock-based compensation	—	—	1,986	—	—	1,986
Issuance of common stock and warrants in public offering, net of stock issuance cost ($812)	671,033	3	9,241	—	—	9,244
Other comprehensive income	—	—	—	—	170	170
Net loss	—	—	—	(11,543)	—	(11,543)
Balance, June 30, 2024	5,016,324	$25	$206,245	$(187,116)	$(51)	$19,103

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, March 31, 2024	4,349,657	$22	$196,067	$(181,397)	$(134)	$14,558
Stock-based compensation	—	—	991	—	—	991
Issuance of common stock and warrants in public offering, net of stock issuance cost ($810)	666,667	3	9,187	—	—	9,190
Other comprehensive income	—	—	—	—	83	83
Net loss	—	—	—	(5,719)	—	(5,719)
Balance, June 30, 2024	5,016,324	$25	$206,245	$(187,116)	$(51)	$19,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,901)	$(11,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	184
Gain on sale of assets	(110)	—
Stock based compensation expense	553	1,986
Change in operating lease right-of-use assets	218	294
Change in finance lease right-of-use assets	2	3
Amortization of bond discount	—	(19)
Change in fair value of warrant liability	3,161	—
Changes in operating assets and liabilities:
Operating lease liabilities	(363)	(312)
Prepaid expenses and other current assets	319	814
Accounts payable	71	(276)
Accrued expenses and other liabilities	(1,008)	(6)
Net cash used in operating activities	(4,028)	(8,875)

Cash flows from investing activities:
Purchase of marketable debt securities	—	(7,938)
Proceeds from maturities of marketable debt securities	—	7,000
Net cash used in investing activities	—	(938)

Cash flows from financing activities:
Gross proceeds from private placement of preferred stock and common stock warrants	3,300	—
Transaction costs paid pursuant to private placement	(29)	—
Net proceeds from public offering of common stock and warrants	—	9,244
Payments of finance lease liability – principal	(2)	(2)
Net cash provided by financing activities	3,269	9,242

Net decrease in cash, cash equivalents and restricted cash	(759)	(571)
Cash, cash equivalents and restricted cash at beginning of period	7,534	5,037

Cash, cash equivalents and restricted cash at end of period	$6,775	$4,466

Supplemental non-cash financing and investing activities:
Reclassification of warrants from liability to equity	$6,103	$—
Sale of assets	$320	$—
Unrealized gain on marketable debt securities	$—	$170

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

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2025, the Company had an accumulated deficit of $206,725. The Company’s net loss for the six months ended June 30, 2025 and 2024 was $6,901 and $11,543, respectively.

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

As of June 30, 2025, the Company had cash and cash equivalents of $6,525 and restricted cash of $250. The Company does not believe the cash and cash equivalents on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s condensed consolidated balance sheets and no further adjustments to their initial valuation are subsequently made. Warrants that require separate accounting as liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expired, with any changes in the fair value between reporting periods recorded on the condensed consolidated statement of operations. The assessment of whether the warrants are accounted for as equity-classified or liability-classified instruments is re-evaluated on a periodic basis. See Note 9 - Stockholders’ Equity for a discussion on the Company’s warrants.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both June 30, 2025 and December 31, 2024 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023:

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,525	$7,284	$4,216	$4,787
Restricted cash included in current/non-current assets	250	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$6,775	$7,534	$4,466	$5,037

Marketable Debt Securities

The Company has classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains are classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from our marketable debt securities are recorded in other income, net. The Company did not incur any realized gains and losses during the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the Company recorded unrealized gains of $0 and $170, respectively.

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

The Company did not have any financial assets or liabilities that were carried at fair value using the hierarchy as of either June 30, 2025 or December 31, 2024.

The table below presents a summary of changes in fair value of the warrant liability that was measured at fair value on a recurring basis:

Warrant Liability
Balance at January 31, 2025	—
Issuance of warrants reported at fair value	2,942
Change in fair value	3,161
Reclassification to equity	(6,103)
Balance at June 30, 2025	—

On February 13, 2025, the Company entered into a securities purchase agreement with certain investors and, pursuant to an initial and second closing under the agreement, issued and sold to the investors an aggregate of (i) 3,300 shares of convertible preferred stock and (ii) warrants (the “Warrants”) to purchase up to 11,262,808 shares of the Company’s common stock (see Note 9).

The Company classified the Warrants as a liability upon issuance. Accordingly, proceeds from the transaction were first allocated to the Warrants which were recorded at fair value at issuance, and any residual value allocated to preferred stock. Subsequent changes in fair value of the Warrants were recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.

On June 26, 2025, the terms of the Warrants were amended to remove the provision that provided for a potential adjustment to the Warrants that did not meet the indexation requirements. The Company determined that the Warrants now satisfy the conditions to be accounted for as equity instruments. The change in fair value of the Warrants until June 26, 2025 was recorded in the income statement and fair value of the Warrants on June 26, 2025, was reclassified to equity. There will be no subsequent measurement for the equity classified Warrants as long as the indexation and equity classification criteria continue to be met.

For each reporting period during which the Warrants were classified as a liability, the Company’s warrant liability was measured at fair value utilizing a Monte Carlo simulation model, which required assumptions including the value of the stock on the measurement date, exercise price, expected term, expected volatility, and the risk-free interest rate. Certain assumptions, including the expected term and expected volatility, were subjective and require judgment to develop.

The warrant liabilities were valued on the various measurement dates during the six months ended June 30, 2025 using the following range of assumptions:

Expected volatility	54.0% - 61.0%
Risk-free interest rate	3.77% – 4.39%
Stock price on valuation date	$0.52 - 0.94
Exercise price	$0.64
Dividend yield	0.00%
Expected term	4.8 - 5.0 years

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Equipment	$—	$283
Leasehold improvements	218	218
Total	218	501
Less: accumulated depreciation and amortization	60	33
Leasehold improvements and equipment, net	$158	$468

Depreciation and amortization expense for the three and six months ended June 30, 2025 and 2024 was $12 and $30, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2024 was $90 and $184, respectively.

Assets held for sale, net

On April 19, 2025, the Company initiated a process to sell certain unused laboratory equipment that was previously impaired and carried a net book value of $280. During the three months ended June 30, 2025, the Company sold $210 of the equipment, generating proceeds of $320 and a gain of $110. As of June 30, 2025, the remaining $70 of equipment is classified as held for sale on the Company’s balance sheet. We expect the remaining equipment to be sold prior to December 31, 2025.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses, summarized by major category, as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
Severance	$482	$1,509
General and administrative expenses	313	296
Total	$795	$1,805

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

Operating lease obligations

The Company incurred lease expense for its operating leases of $171 and $226 for the three months ended June 30, 2025 and 2025, respectively, and $345 and $452 for the six months ended June 30, 2025 and 2024, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $111 and $149 for the three months ended June 30, 2025 and 2024, respectively, and $218 and $294 for the six months ended June 30, 2025 and 2024, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $0 for the three months ended June 30, 2025 and 2024 and $0 and $1 for the six months ended June 30, 2025 and 2024, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $1 and $2 for the three months ended June 30, 2025 and 2024, respectively, and $2 and $3 for the six months ended June 30, 2025 and 2024, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of June 30, 2025:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2025	$508	$4
2026	1,040	7
2027	944	7
2028	273	—
2029	138	—
Total undiscounted operating lease payments	$2,903	$18
Less: Imputed interest	389	2
Present value of operating lease liabilities	$2,514	$16

Weighted average remaining lease term in years	2.9	2.4
Weighted average discount rate	9.3%	11.6%

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

Note 9 – Stockholders’ Equity

As of June 30, 2025, in accordance with the Certificate of Incorporation, the Company was authorized to issue 250,000,000 shares of common stock and 10,000,000 shares of preferred stock, each share having a par value of $0.0001.

Common Stock

On June 23, 2025, the Company received shareholder approval to increase the number of shares of common stock authorized for issuance to 500,000,000. On August 6, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 250,000,000 shares to 500,000,000 shares. The Certificate of Amendment became effective upon filing.

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

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. The Company did not sell any shares under the Sales Agreement during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company sold 4,366 shares of its common stock generating net proceeds of $54. As of June 30, 2025, the Sales Agreement’s available capacity is $44,191.

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

On February 13, 2025, the Company issued the Warrants to purchase 5,631,404 shares of the Company’s common stock in the Initial Closing. Warrants to purchase an additional 5,631,404 shares of the Company’s common stock were issued on April 8, 2025, in the Second Closing. The exercise price is $0.64 per share, subject to adjustment in accordance with the terms of the Warrants agreement. The Warrants expire on April 4, 2030. The Warrants include anti-dilution protection provisions. The Company determined that the Warrants did not satisfy the conditions to be accounted for as equity instruments as the Warrants were not considered indexed to the Company’s own stock and were classified as a liability upon issuance. The Warrants were recorded at fair value with changes in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. The valuation of the Warrants was considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that were both significant to the fair value measurement and unobservable (see Note 5). On June 26, 2025, the terms of the Warrants were amended to remove the provision that provided for a potential adjustment to the Warrants that did not meet the indexation requirements. As a result of the amendment, the Company determined that the Warrants satisfy the conditions to be accounted for as equity instruments and the fair value of the Warrants was reclassified to equity. There will be no subsequent measurement for the equity classified Warrants as long as the indexation and equity classification criteria continue to be met.

The following table summarizes the changes in warrants outstanding for the six months ended June 30, 2025:

Shares
Outstanding at December 31, 2024	666,667
Issued	11,262,808
Exercised	—
Tendered	—
Expired	—
Outstanding at June 30, 2025	11,929,475

The following table summarizes the changes in warrants outstanding for the six months ended June 30, 2024:

Shares
Outstanding at December 31, 2023	-
Issued	666,667
Exercised	-
Tendered	-
Expired	-
Outstanding at June 30, 2024	666,667

Basic and diluted net loss per common share

The Company had two classes of stock outstanding during the six months ended June 30, 2025, common stock and preferred stock, and had only common stock outstanding during the six months ended June 30, 2024. The Company computes net loss per share using the two-class method, as the Preferred Stock participates in distributions with the Company’s common stock. The two-class method of computing net loss per share is an earnings allocation formula that determines net loss for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

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

During the three and six months ended June 30, 2025 and 2024, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and preferred stock, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of June 30, 2025 and 2024:

	As of June 30,
	2025	2024
Stock options	464,297	920,631
Convertible preferred stock upon conversion	5,631,404	—
Warrants	11,929,475	666,667
Total	18,025,176	1,587,298

Note 10 – Stock-based Compensation

2013 Plan

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “2013 Plan”), which expired on May 7, 2024, provided for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. The term of the 2013 Plan was for 10 years.

As of June 30, 2025, there were 577,104 awards, including both restricted stock grants and option grants, issued and exercised under the 2013 Plan and no remaining shares available for grant under the 2013 Plan.

2025 Plan

On April 30, 2025, the Company’s board of directors (the “Board”), subject to the approval of its stockholders which was received on June 23, 2025, adopted a new 2025 Equity Incentive Plan (the “2025 Plan”) to succeed the 2013 Plan.

As of June 30, 2025, there were 116,500 option grant awards issued and outstanding under the 2025 Plan and 646,548 awards available for grant under the 2025 Plan.

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and Development	$—	$411	$85	$826
General and Administrative	238	580	468	1,160
Total	$238	$991	$553	$1,986

As of June 30, 2025, total compensation costs related to unvested awards not yet recognized was $1,243 and the weighted-average periods over which the awards are expected to be recognized was 1.8 years.

Stock Options

The following table summarizes the activity for the Company’s stock options for the six months ended June 30, 2025:

Stock Options
Outstanding at December 31, 2024	687,356
Granted	116,500
Exercised	—
Forfeited	(3,101)
Expired	(336,458)
Outstanding at June 30, 2025	464,297

Note 11 – Subsequent Events

On August 6, 2025, the Company filed the Certificate of Amendment to increase the number of authorized shares of the Company’s common stock from 250,000,000 shares to 500,000,000 shares. The Certificate of Amendment was approved by the Company’s stockholders at the 2025 annual meeting on June 23, 2025 and became effective upon filing.

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

For the six month periods ended June 30, 2025 and 2024, our net loss was $6,901 and $11,543, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We will seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

General and Administrative Expenses

General and administrative expense for the three and six months ended June 30, 2025 were $1,837 and $3,698, respectively, and the three and six months ended June 30, 2024 were $2,468 and $4,925, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. We anticipate that our general and administrative expenses during 2025 will decrease slightly compared to expenses incurred during 2024 as a result of cost-cutting measures implemented to conserve cash.

Change in fair value of warrant liability

In a series of transactions on February 13, 2025, and April 8, 2025, the Company closed a private placement investment with certain investors in which the investors received shares of Series C Preferred Stock and Warrants to purchase shares the Company’s common stock. The Warrants were initially classified as a liability upon each issuance date with the fair value estimated using a Monte Carlo simulation model. The terms of the Warrants were amended after issuance enabling for reclassification of the Warrants as equity. Changes in fair value between the dates of issuance and the date of amendment were recognized in other (expense)/income, net at each reporting period.

A loss of $3,161 was recognized for the six months ended June 30, 2025, representing the change in fair value of the warrant liability between the issuance dates of February 13, 2025 and April 8, 2025 and the amendment date of June 26, 2025.

Gain on sale of assets, net

During the six months ended June 30, 2025, the company sold equipment with a net book value of $210. Proceeds from the sale were $320, resulting in a gain of $110.

Other (expense)/income, net

Other (expense)/income, net for the six months ended June 30, 2025 and 2024 were ($67) and $199, respectively. Other (expense)/income, net decreased compared to the prior period primarily due to recording issuance costs of $251 in connection with the Company’s private placement of Series C Preferred Stock and warrants.

Application of Critical Accounting Policies and Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” in our 2024 Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: (i) Other intangible assets, and (ii) Warrants.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on our condensed consolidated balance sheets and no further adjustments to their valuation are made. Warrants that require separate accounting as liabilities are recorded on our condensed consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded on the condensed consolidated statement of operations. The assessment of whether the warrants are accounted for as equity-classified or liability-classified instruments is re-evaluated on a periodic basis. See Note 9 - Stockholders’ Equity for a discussion on the Company’s warrants.

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

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended June 30,
	2025	2024
Expenses:
Research and development	$—	$3,371
General and administrative	1,837	2,468
Operating Expenses	$1,837	$5,839

Research and Development expenses. Research and Development (R&D) expense for the three months ended June 30, 2025 and 2024 were $0 and $3,371, respectively. The decrease in R&D expenses were primarily attributable to the decrease in clinical trial consulting costs related to the pause of our MAT2203 development program and in headcount costs resulting from our reduction in force.

General and Administrative expenses. General and Administrative (G&A) expense for the three months ended June 30, 2025 and 2024 was $1,837 and $2,468, respectively. The decrease in G&A expenses were primarily attributable to lower stock based compensation expense and decreased headcount partially offset by increased legal and consulting fees.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

The following tables summarize our revenues and operating expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024
Expenses:
Research and development	$85	$6,817
General and administrative	3,698	4,925
Operating Expenses	$3,783	$11,742

Research and Development expenses. Research and Development (R&D) expense for the six months ended June 30, 2025 and 2024 were $85 and $6,817, respectively. The decrease in R&D expenses were primarily attributable to the decrease in clinical trial consulting costs related to the pause of our MAT2203 development program and in headcount costs resulting from our reduction in force.

General and Administrative expenses. General and Administrative (G&A) expense for the six months ended June 30, 2025 and 2024 was $3,698 and $4,925, respectively. The decrease in G&A expenses were primarily attributable to lower stock based compensation expense and decreased headcount partially offset by increased legal and consulting fees.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of June 30, 2025, we have raised a total of $170,207 in gross proceeds and $156,465, net, from sales of our equity securities.

As of June 30, 2025, we had cash and cash equivalents, excluding restricted cash, totaling $6,525.

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

Pursuant to the Purchase Agreement, on February 13, 2025, we issued and sold in an initial closing of the Offering 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of Common Stock, and accompanying Warrants, initially exercisable for up to 5,631,404 shares of Common Stock, for gross proceeds of $1.65 million. On April 4, 2025, we obtained shareholder approval for the issuance of the Preferred Stock and Warrants, as required by the rules and regulations of NYSE American LLC, including Section 713 of the NYSE American Company Guide, and issued and sold, in a second closing of the Offering, an additional 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of Common Stock, and accompanying Warrants, initially exercisable for up to 5,631,404 shares of Common Stock, for gross proceeds of $1.65 million.

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

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. The Company did not sell any shares under the sales agreement during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company sold 4 shares of its common stock generating net proceeds of $54. As of June 30, 2025, the Sales Agreement’s available capacity is $44,191.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(4,028)	$(8,875)
Cash used in investing activities	—	(938)
Cash provided by financing activities	3,269	9,242
Net decrease in cash and cash equivalents and restricted cash	$(759)	$(571)

Operating Activities

Net cash used in operating activities was $4,028 and $8,875 for the six month periods ended June 30, 2025 and 2024, respectively. Net losses of $6,901 and $11,543 for the six month periods ended June 30, 2025 and 2024, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business, adjustments for non-cash stock based compensation expense and change in fair value of the warrant liability.

Investing Activities

Net cash used in investing activities was $0 and $938 for the six month periods ended June 30, 2025 and 2024, respectively. The decrease of cash used in investing activities was primarily due to a $7,938 decrease purchase of marketable securities offset by a $7,000 decrease in maturities of marketable debt securities.

Financing Activities

Net cash provided by financing activities was $3,269 and $9,242 for the six month periods ended June 30, 2025 and 2024, respectively. The decrease in cash provided by financing activities is primarily due to the net proceeds from the sale of our Series C preferred stock of $3,020 during the six months ended June 30, 2025, being less than the net proceeds from the registered direct sale of our common stock of $9,250 during the six months ended June 30, 2024.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of June 30, 2025, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that because remediation of the deficiency in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024 has not been completed as described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for changes being implemented by the Company to address the material weakness identified above, there were no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: August 14, 2025	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: August 14, 2025	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Amendment of Certificate of Incorporation, dated August 30, 2024 (filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 3, 2024 and incorporated herein by reference).
3.5	Form of Certificate of Designation of Series C Convertible Preferred Stock (filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 13, 2025 and incorporated herein by reference).
3.6	Certificate of Amendment of Certificate of Incorporation, as amended, of Matinas BioPharma Holdings, Inc., dated August 6, 2025 (filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 6, 2025 and incorporated herein by reference)
4.1	Form of Common Stock Purchase Warrant, dated April 5, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
4.2	Description of Securities (filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on April 15, 2025 and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant (filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 13, 2025 and incorporated herein by reference)
4.4	Form of Amendment to Common Stock Purchase Warrant*
10.1	Form of Securities Purchase Agreement (filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 13, 2025 and incorporated herein)
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications

*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensation plan, contract or arrangement. Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

