Form 10-Q
period 2025-09-30
Matinas BioPharma Holdings, Inc.
filed 2025-11-10
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there were 6,406,191 shares of the registrant’s common stock, $0.0001 par value, outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended September 30, 2025

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$5,435	$7,284
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	168	691
Total current assets	5,653	8,025

Non-current assets:
Leasehold improvements and equipment – net	156	468
Assets held for sale - net	70	—
Operating lease right-of-use assets – net	1,351	1,680
Finance lease right-of-use assets – net	5	8
In-process research and development	2,260	2,260
Restricted cash – security deposit	200	200
Total non-current assets	4,042	4,616
Total assets	$9,695	$12,641

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$80	$95
Accrued expenses	564	1,805
Operating lease liabilities – current	846	761
Financing lease liabilities – current	5	5
Total current liabilities	1,495	2,666

Non-current liabilities:
Deferred tax liability	257	257
Operating lease liabilities – net of current portion	1,472	2,116
Financing lease liabilities – net of current portion	11	12
Total non-current liabilities	1,740	2,385
Total liabilities	3,235	5,051

Stockholders’ equity:
Series C Convertible preferred stock, stated value $1,000 per share, par value $0.001 per share, 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; 3,155 and 0 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Liquidation preference of $3,155,000 as of September 30, 2025.	—	—
Common stock par value $0.0001 per share, 500,000,000 and 250,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 5,901,091 and 5,086,985 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	215,334	207,413
Accumulated deficit	(208,875)	(199,824)
Total stockholders’ equity	6,460	7,590
Total liabilities and stockholders’ equity	$9,695	$12,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Costs and expenses:
Research and development	$—	$2,239	$85	$9,057
General and administrative	1,577	2,142	5,275	7,067

Total costs and expenses	1,577	4,381	5,360	16,124

Loss from operations	(1,577)	(4,381)	(5,360)	(16,124)
Change in fair value of warrant liability	—	—	(3,161)	—
Gain on sale of assets, net	—	—	110	—
Other income/(expenses), net	45	106	(22)	306

Net loss	$(1,532)	$(4,275)	$(8,433)	$(15,818)
Deemed dividend relating to warrant exchange	(618)	—	(618)	—
Net loss attributable to common shareholders	$(2,150)	$(4,275)	$(9,051)	$(15,818)

Net loss per share – basic and diluted	$(0.40)	$(0.85)	$(1.74)	$(3.30)

Weighted average common shares outstanding:
Basic and diluted	5,435,829	5,037,829	5,204,544	4,791,572
Other comprehensive gain, net of tax
Unrealized gain on securities available-for-sale	—	51	—	221
Other comprehensive gain, net of tax	—	51	—	221
Comprehensive loss	$(1,532)	$(4,224)	$(8,433)	$(15,597)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)/Income	Equity
Balance, December 31, 2024	—	$—	5,086,985	$1	$207,413	$(199,824)	$—	$7,590
Stock-based compensation	—	—	—	—	806	—	—	806
Issuance of preferred stock and warrants in public offering, net of stock issuance costs ($29)	3,300	—	—	—	330	—	—	330
Reclassification of warrants from liability to equity	—	—	—	—	6,103	—	—	6,103
Issuance of Common Stock in exchange for warrants	—	—	466,666	—	618	—	—	618
Deemed dividend	—	—	—	—	—	(618)	—	(618)
Issuance of Common Stock upon conversion of preferred stock	(145)	—	247,440	—	—	—	—	—
Issuance of Common Stock upon exercise of warrants	—	—	100,000	—	64	—	—	64
Net loss	—	—	—	—	—	(8,433)		(8,433)
Balance, September 30, 2025	3,155	$—	5,901,091	$1	$215,334	$(208,875)	$—	$6,460

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)/Income	Equity
Balance, June 30, 2025	3,300	$—	5,086,985	$1	$214,399	$(206,725)	$—	$7,675
Stock-based compensation	—	—	—	—	253	—	—	253
Issuance of Common Stock in exchange for warrants	—	—	466,666	—	618	—	—	618
Deemed dividend	—	—	—	—	—	(618)	—	(618)
Issuance of Common Stock upon conversion of preferred stock	(145)	—	247,440	—	—	—	—	—
Issuance of Common Stock upon exercise of warrants	—	—	100,000	—	64	—	—	64
Net loss	—	—	—	—	—	(1,532)		(1,532)
Balance, September 30, 2025	3,155	$—	5,901,091	$1	$215,334	$(208,875)	$—	$6,460

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, December 31, 2023	4,345,291	$—	$195,040	$(175,573)	$(221)	$19,246
Stock-based compensation	—	—	2,951	—	—	2,951
Issuance of common stock and warrants in public offering, net of stock issuance cost ($877)	671,033	1	9,178	—	—	9,179
Issuance of common stock in reverse stock split	70,661	—	—	—	—	—
Other comprehensive income	—	—	—	—	221	221
Net loss	—	—	—	(15,818)	—	(15,818)
Balance, September 30, 2024	5,086,985	$1	$207,169	$(191,391)	$—	$15,779

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)/Income	Equity
Balance, June 30, 2024	5,016,324	$1	$206,269	$(187,116)	$(51)	$19,103
Stock-based compensation	—	—	965	—	—	965
Issuance of common stock and warrants in public offering, net of stock issuance cost ($65)	—	—	(65)	—	—	(65)
Issuance of common stock in reverse stock split	70,661	—	—	—	—	—
Other comprehensive income	—	—	—	—	51	51
Net loss	—	—	—	(4,275)	—	(4,275)
Balance, September 30, 2024	5,086,985	$1	$207,169	$(191,391)	$—	$15,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,433)	$(15,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	275
Gain on sale of assets	(110)	—
Stock based compensation expense	806	2,951
Change in operating lease right-of-use assets	329	446
Change in finance lease right-of-use assets	3	4
Amortization of bond premium	—	(16)
Change in fair value of warrant liability	3,161	—
Changes in operating assets and liabilities:
Operating lease liabilities	(558)	(481)
Prepaid expenses and other current assets	524	839
Accounts payable	(15)	(165)
Accrued expenses and other liabilities	(1,238)	(410)
Net cash used in operating activities	(5,502)	(12,375)

Cash flows from investing activities:
Proceeds from sale of assets	320	—
Purchase of marketable debt securities	—	(8,437)
Proceeds from maturities of marketable debt securities	—	17,145
Net cash provided by investing activities	320	8,708

Cash flows from financing activities:
Gross proceeds from private placement of preferred stock and common stock warrants	3,300	—
Transaction costs paid pursuant to private placement	(29)	—
Net proceeds from exercise of warrants	64	—
Net proceeds from public offering of common stock and warrants	—	9,179
Payments of finance lease liability – principal	(2)	(4)
Net cash provided by financing activities	3,333	9,175

Net (decrease)/increase in cash, cash equivalents and restricted cash	(1,849)	5,508
Cash, cash equivalents and restricted cash at beginning of period	7,534	5,037

Cash, cash equivalents and restricted cash at end of period	$5,685	$10,545

Supplemental non-cash financing and investing activities:
Reclassification of warrants from liability to equity	$6,103	$—
Unrealized gain on marketable debt securities	$—	$221
Exchange of warrants for shares of common stock	$618	$—

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

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through September 30, 2025, the Company had an accumulated deficit of $208,875. The Company’s net loss for the nine months ended September 30, 2025 and 2024 was $8,433 and $15,818, respectively.

The Company expects operating expenses to be lower in the near term compared to recent years until such time as it is able to consummate a licensing, sale or other similar transaction with a prospective partner that will provide funding to support initiation of the Phase 3 registration trial for MAT2203 and advancement of the LNC platform delivery technology. The Company expects that its research and development expenses will increase if it moves forward with additional clinical studies for its current product candidates and development of additional product candidates. If the Company obtains U.S. Food and Drug Administration (“FDA”) approval for one or more of its product candidates, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. As a result, the Company expects to continue to incur substantial losses for the foreseeable future, and that these losses will be increasing.

As of September 30, 2025, the Company had cash and cash equivalents of $5,435 and restricted cash of $250. The Company does not believe the cash and cash equivalents on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

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

In November 2023, the FASB released ASU No. 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which aims to improve the disclosures public entities provide regarding significant segment expenses so that investors can “better understand an entity’s overall performance” and assess “potential future cash flows”. This update requires public companies to provide more transparency in both quarterly and annual reports about the expenses they incur from revenue-generating business units. The amendments improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments introduce a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker and extend certain annual disclosures to interim periods. The amendments in this update became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not judge an operating segment identified as reportable segment but has a consolidated single reportable segment, therefore this update did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at both September 30, 2025 and December 31, 2024 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flows as of September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023:

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$5,435	$7,284	$10,295	$4,787
Restricted cash included in current/non-current assets	250	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$5,685	$7,534	$10,545	$5,037

Marketable Debt Securities

The Company has historically classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities were carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains were classified as other comprehensive (loss)/income and costs were determined on a specific identification basis. Realized gains and losses from our marketable debt securities were recorded in other income, net. The Company did not incur any realized gains and losses during the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, the Company recorded unrealized gains of $0 and $221, respectively.

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

The carrying amounts of cash equivalents, current portion of restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

The Company did not have any financial assets or liabilities that were carried at fair value using the hierarchy as of either September 30, 2025 or December 31, 2024.

The table below presents a summary of changes in fair value of the warrant liability that was measured at fair value on a recurring basis:

Warrant Liability
Balance at January 31, 2025	—
Issuance of warrants reported at fair value	2,942
Change in fair value	3,161
Reclassification to equity	(6,103)
Balance at September 30, 2025	—

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

The warrant liabilities were valued on the various measurement dates during the nine months ended September 30, 2025 using the following range of assumptions:

Expected volatility	54.0% - 61.0%
Risk-free interest rate	3.77% – 4.39%
Stock price on valuation date	$0.52 - 0.94
Exercise price	$0.64
Dividend yield	0.00%
Expected term	4.8 - 5.0 years

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Equipment	$—	$283
Leasehold improvements	218	218
Total	218	501
Less: accumulated depreciation and amortization	62	33
Leasehold improvements and equipment, net	$156	$468

Depreciation and amortization expense for the three and nine months ended September 30, 2025 was $2 and $29, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2024 was $90 and $275, respectively.

Assets held for sale, net

On April 19, 2025, the Company initiated a process to sell certain unused laboratory equipment that was previously impaired and carried a net book value of $280. During the nine months ended September 30, 2025, the Company sold $210 of the equipment, generating proceeds of $320 and a gain of $110. As of September 30, 2025, the remaining $70 of equipment is classified as held for sale on the Company’s balance sheet. We expect the remaining equipment to be sold prior to December 31, 2025.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses, summarized by major category, as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
Severance	$120	$1,509
General and administrative expenses	444	296
Total	$564	$1,805

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

Operating lease obligations

The Company incurred lease expense for its operating leases of $168 and $225 for the three months ended September 30, 2025 and 2025, respectively, and $513 and $667 for the nine months ended September 30, 2025 and 2024, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $111 and $152 for the three months ended September 30, 2025 and 2024, respectively, and $329 and $446 for the nine months ended September 30, 2025 and 2024, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $0 and $1 for the three months ended September 30, 2025 and 2024 and $0 and $2 for the nine months ended September 30, 2025 and 2024, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $1 for the three months ended September 30, 2025 and 2024, and $3 and $4 for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of September 30, 2025:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2025	$255	$4
2026	1,040	7
2027	944	7
2028	273	—
2029	138	—
Total undiscounted operating lease payments	$2,650	$18
Less: Imputed interest	332	2
Present value of operating lease liabilities	$2,318	$16

Weighted average remaining lease term in years	2.7	2.2
Weighted average discount rate	9.4%	11.6%

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

Note 9 – Stockholders’ Equity

As of September 30, 2025, in accordance with the Certificate of Incorporation, the Company was authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, each share having a par value of $0.0001.

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

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. The Company did not sell any shares under the Sales Agreement during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company sold 4,366 shares of its common stock generating net proceeds of $54. As of September 30, 2025, the Sales Agreement’s available capacity is $44,191.

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

The following table summarizes the changes in Preferred Stock outstanding for the nine months ended September 30, 2025:

Shares
Outstanding at December 31, 2024	—
Issued	3,300
Converted to Common Stock	(145)
Outstanding at September 30, 2025	3,155

Warrants

On April 5, 2024, the Company issued warrants to purchase 666,667 shares of the Company’s common stock at an exercise price of $17.50 per share.

On February 13, 2025, the Company issued the Warrants to purchase 5,631,404 shares of the Company’s common stock in the Initial Closing. Warrants to purchase an additional 5,631,404 shares of the Company’s common stock were issued on April 8, 2025, in the Second Closing. The exercise price is $0.64 per share, subject to adjustment in accordance with the terms of the Warrant Agreement. The Warrants expire on April 4, 2030. The Warrants include anti-dilution protection provisions. The Company determined that the Warrants did not satisfy the conditions to be accounted for as equity instruments as the Warrants were not considered indexed to the Company’s own stock and were classified as a liability upon issuance. The Warrants were recorded at fair value with changes in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. The valuation of the Warrants was considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that were both significant to the fair value measurement and unobservable (see Note 5). On June 26, 2025, the terms of the Warrants were amended to remove the provision that provided for a potential adjustment to the Warrants that did not meet the indexation requirements. As a result of the amendment, the Company determined that the Warrants satisfy the conditions to be accounted for as equity instruments and the fair value of the Warrants was reclassified to equity. There will be no subsequent measurement for the equity classified Warrants as long as the indexation and equity classification criteria continue to be met.

On August 15, 2025, the Company entered into Warrant Exchange Agreements (the “Exchange Agreements”) with the holders (the “Holders”) of common stock purchase warrants exercisable for an aggregate of up to 466,666 shares of the Company’s common stock originally issued on April 5, 2024 and having a current exercise price of $17.50 (the “2024 Warrants”). Pursuant to the Exchange Agreements, on August 15, 2025, the Company issued to the Holders one share of common stock for each 2024 Warrant, for an aggregate of 466,666 shares of common stock (the “Exchange Shares”), in exchange for the 2024 Warrants (the “Exchange”), in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). Following the consummation of the Exchange, the 2024 Warrants were cancelled and no further shares are issuable pursuant to the 2024 Warrants.

The fair value of the 2024 Warrants immediately prior to Exchange was $483 and the total fair value of common stock issued was $1,101. The Company determined that the excess of fair value of the common stock issued over the fair value of the 2024 Warrants is not associated with anything other than the Exchange. Thus, the excess amount of $618 was recognized as a deemed dividend. As the Company does not have retained earnings, the dividend will be recognized through accumulated deficit. For purposes of calculating earnings per share, the Company reduced the income available to common stockholders by $618.

The following table summarizes the changes in warrants outstanding for the nine months ended September 30, 2025:

Shares
Outstanding at December 31, 2024	666,667
Issued	11,262,808
Exercised	(100,000)
Exchanged	(466,666)
Expired	—
Outstanding at September 30, 2025	11,362,809

The following table summarizes the changes in warrants outstanding for the nine months ended September 30, 2024:

Shares
Outstanding at December 31, 2023	-
Issued	666,667
Exercised	-
Tendered	-
Expired	-
Outstanding at September 30, 2024	666,667

Net Loss Per Share

The following table sets forth the computation of basic and dilutive net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(1,532)	$(4,275)	$(8,433)	$(15,818)
Adjustment for deemed dividend (*)	(618)	—	(618)	—
Adjusted net loss used for basic and diluted calculation	$(2,150)	$(4,275)	$(9,051)	$(15,818)

Denominator:
Weighted-average common shares, basic and diluted	5,435,829	5,037,829	5,204,544	4,791,572

Net loss per common share:
Basic and diluted	$(0.40)	$(0.85)	$(1.74)	$(3.30)

(*)	Deemed dividend represents the excess of fair value of common stock issued over the fair value of warrants immediately prior to exchange, which reduces income available to common stockholders used for the basic and diluted net loss per common share calculation.

Basic and diluted net loss per common share

The Company had two classes of stock outstanding during the nine months ended September 30, 2025, common stock and preferred stock, and had only common stock outstanding during the nine months ended September 30, 2024. The Company computes net loss per share using the two-class method, as the Preferred Stock participates in distributions with the Company’s common stock. The two-class method of computing net loss per share is an earnings allocation formula that determines net loss for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings.

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

During the three and nine months ended September 30, 2025 and 2024, diluted loss per common share is the same as basic loss per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and preferred stock, would have an anti-dilutive effect. The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of September 30, 2025 and 2024:

	As of September 30,
	2025	2024
Stock options	457,219	872,063
Convertible preferred stock upon conversion	5,383,964	—
Warrants	11,362,809	666,667
Total	17,203,992	1,538,730

Note 10 – Stock-based Compensation

2013 Plan

The Company’s Amended and Restated 2013 Equity Compensation Plan (the “2013 Plan”), which expired on May 7, 2024, provided for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. The term of the 2013 Plan was for 10 years.

As of September 30, 2025, there were 434,334 awards, including both restricted stock grants and option grants, issued and exercised under the 2013 Plan and no remaining shares available for grant under the 2013 Plan.

2025 Plan

On April 30, 2025, the Company’s board of directors (the “Board”), subject to the approval of its stockholders which was received on June 23, 2025, adopted a new 2025 Equity Incentive Plan (the “2025 Plan”) to succeed the 2013 Plan.

As of September 30, 2025, there were 116,500 option grant awards issued and outstanding under the 2025 Plan and 646,548 awards available for grant under the 2025 Plan.

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and Development	$—	$387	$85	$1,212
General and Administrative	253	578	721	1,739
Total	$253	$965	$806	$2,951

As of September 30, 2025, total compensation costs related to unvested awards not yet recognized was $990 and the weighted-average periods over which the awards are expected to be recognized was 1.7 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the nine months ended September 30, 2025:

Stock Options
Outstanding at December 31, 2024	687,356
Granted	116,500
Exercised	—
Forfeited	(3,101)
Expired	(343,536)
Outstanding at September 30, 2025	457,219

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

For the nine month periods ended September 30, 2025 and 2024, our net loss was $8,433 and $15,818, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We will seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would impact our going concern and would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

General and Administrative Expenses

General and administrative expense for the three and nine months ended September 30, 2025 were $1,577 and $5,275, respectively, and the three and nine months ended September 30, 2024 were $2,142 and $7,067, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. Our general and administrative expenses during 2025 decreased slightly compared to expenses incurred during 2024 as a result of cost-cutting measures implemented to conserve cash.

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

A loss of $3,161 was recognized for the nine months ended September 30, 2025, representing the change in fair value of the warrant liability between the issuance dates of February 13, 2025 and April 8, 2025 and the amendment date of June 26, 2025.

Gain on sale of assets, net

During the nine months ended September 30, 2025, the company sold equipment with a net book value of $210. Proceeds from the sale were $320, resulting in a gain of $110.

Other (expense)/income, net

Other (expense)/income, net for the nine months ended September 30, 2025 and 2024 were ($22) and $306, respectively. Other (expense)/income, net decreased compared to the prior period primarily due to recording issuance costs of $251 in connection with the Company’s private placement of Series C Preferred Stock and warrants.

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

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended September 30,
	2025	2024
Expenses:
Research and development	$—	$2,239
General and administrative	1,577	2,142
Operating Expenses	$1,577	$4,381

Research and Development expenses. Research and Development (R&D) expense for the three months ended September 30, 2025 and 2024 were $0 and $2,239, respectively. The decrease in R&D expenses was primarily attributable to the decrease in clinical trial consulting costs related to the pause of our MAT2203 development program and in headcount costs resulting from our reduction in force.

General and Administrative expenses. General and Administrative (G&A) expense for the three months ended September 30, 2025 and 2024 was $1,577 and $2,142, respectively. The decrease in G&A expenses was primarily attributable to lower stock based compensation expense and decreased headcount.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

The following tables summarize our revenues and operating expenses for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Expenses:
Research and development	$85	$9,057
General and administrative	5,275	7,067
Operating Expenses	$5,360	$16,124

Research and Development expenses. Research and Development (R&D) expense for the nine months ended September 30, 2025 and 2024 were $85 and $9,057, respectively. The decrease in R&D expenses was primarily attributable to the decrease in clinical trial consulting costs related to the pause of our MAT2203 development program and in headcount costs resulting from our reduction in force.

General and Administrative expenses. General and Administrative (G&A) expense for the nine months ended September 30, 2025 and 2024 was $5,275 and $7,067, respectively. The decrease in G&A expenses was primarily attributable to lower stock based compensation expense and decreased headcount.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of September 30, 2025, we have raised a total of $170,271 in gross proceeds and $156,529, net, from sales of our equity securities.

As of September 30, 2025, we had cash and cash equivalents, excluding restricted cash, totaling $5,435.

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

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. The Company did not sell any shares under the sales agreement during the nine months ended September 30, 2025. During the nine months ended June 30, 2024, the Company sold 4 shares of its common stock generating net proceeds of $54. As of September 30, 2025, the Sales Agreement’s available capacity is $44,191.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(5,502)	$(12,375)
Cash provided by investing activities	320	8,708
Cash provided by financing activities	3,333	9,175
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(1,849)	$5,508

Operating Activities

Net cash used in operating activities was $5,502 and $12,375 for the nine month periods ended September 30, 2025 and 2024, respectively. Net losses of $8,433 and $15,818 for the nine month periods ended September 30, 2025 and 2024, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business, adjustments for non-cash stock based compensation expense and change in fair value of the warrant liability.

Investing Activities

Net cash provided by investing activities was $320 and $8,708 for the nine month periods ended September 30, 2025 and 2024, respectively. The decrease in cash provided by investing activities was primarily due to a year over year decrease of $8,708 in net maturities of marketable debt securities, partially offset by $320 from the sale of assets in 2025.

Financing Activities

Net cash provided by financing activities was $3,333 and $9,175 for the nine month periods ended September 30, 2025 and 2024, respectively. The decrease in cash provided by financing activities is primarily due to the net proceeds from the sale of our Series C preferred stock of $3,271 and the exercise of warrants $64 during the nine months ended September 30, 2025, being less than the net proceeds from the registered direct sale of our common stock of $9,179 during the nine months ended September 30, 2024.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls and Procedures:

As of September 30, 2025, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that because remediation of the deficiency in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024 has not been completed as described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for changes being implemented by the Company to address the material weakness identified above, there were no changes in our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: November 10, 2025	Jerome D. Jabbour
Chief Executive Officer (Principal Executive Officer)

/s/ Keith A. Kucinski
Dated: November 10, 2025	Keith A. Kucinski
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment, dated October 29, 2015 to Certificate of Incorporation. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Amendment of Certificate of Incorporation, dated August 30, 2024 (filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 3, 2024 and incorporated herein by reference).
3.5	Form of Certificate of Designation of Series C Convertible Preferred Stock (filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 13, 2025 and incorporated herein by reference).
3.6	Certificate of Amendment of Certificate of Incorporation, as amended, of Matinas BioPharma Holdings, Inc., dated August 6, 2025 (filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 6, 2025 and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant, dated April 5, 2024 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
4.2	Description of Securities (filed as an exhibit to the Annual Report on Form 10-K filed with the Commission on April 15, 2025 and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant (filed as an exhibit to the Current Report on Form 8-K filed with the Commission on February 13, 2025 and incorporated herein by reference).
10.1	Form of Warrant Exchange Agreement, dated August 15, 2025 (filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 18, 2025 and incorporated herein by reference).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Section 1350 Certifications

*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensation plan, contract or arrangement. Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

