Form 10-K
period 2025-12-31
Matinas BioPharma Holdings, Inc.
filed 2026-03-31
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2025 was approximately $4.5 million.

As of March 26, 2026, there were 6,406,191 shares of the registrant’s common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MATINAS BIOPHARMA HOLDINGS, INC.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to complete one or more strategic transactions that will maximize our asset or otherwise provide value to stockholders;

●	our ability to raise capital when needed;

●	our history of operating losses in each year since inception and the expectation that we will continue to incur operating losses for the foreseeable future;

●	our ability to maintain compliance with the continued listing requirements of the NYSE American LLC (the “NYSE American”);

●	our ability to maintain or protect the validity of our patents and other intellectual property; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I

Item 1.	Business

Background

Matinas BioPharma Holdings, Inc. (“Matinas” or the “Company”) is a clinical-stage biopharmaceutical company focused on delivering groundbreaking therapies using our lipid nanocrystal (“LNC”) platform delivery technology (the “LNC Platform”).

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

Following an 80% reduction in workforce implemented in late October 2024, we implemented a cost-cutting strategy and paused further clinical development of MAT2203 while continuing to engage in dialogue with prospective partners for the product with the goal of consummating a licensing, sale or other similar transaction as soon as possible to advance the development of MAT2203 into Phase 3. In addition, we continue to engage with the United States Food and Drug Administration (“FDA”) to keep the MAT2203 Investigational New Drug Application (“IND”) active and are actively maintaining and prosecuting intellectual property relating to MAT2203 and to the LNC Platform generally as well as maintaining all of our obligations under our license agreement with Rutgers University. We also continue to support the patients in our Expanded/Compassionate Use Access Program with the assistance of outside medical clinician consultants. As a result of the reduction in force, we have paused the internal development of a pipeline of products utilizing the LNC Platform as we evaluate strategic alternatives for those early-stage programs in oncology and inflammatory diseases.

We remain engaged in an ongoing partnership process for MAT2203, seeking one or more development and/or commercialization partners. We will require either (i) the consummation of a partnership transaction, or (ii) raising additional capital, prior to commencing the ORALTO trial. In the event a partnership is consummated, the partner may seek to revise the ORALTO trial or could determine a completely new development program and pathway for MAT2203. There can be no assurance that we will be successful in consummating a transaction involving MAT2203.

Corporate Events

●	In February 2024, we announced agreement with the FDA on the design of a single Phase 3 registration trial of MAT2203 in patients with invasive aspergillosis who have limited treatment options, including consensus on all critical elements of the ORALTO trial.

●	In March 2024, we announced that we would require either (i) the consummation of a partnership transaction, or (ii) raising significant additional capital, prior to commencing the ORALTO trial. We continued to support (a) the ongoing MAT2203 Compassionate/Expanded Use Access Program, (b) all MAT2203 regulatory requirements, (c) the prosecution and maintenance of all intellectual property relevant to MAT2203 and the LNC Platform and (d) the early stage research and development of other applications of the LNC Platform in the oncology and inflammation spaces.

●	On April 2, 2024, we announced entry into a securities purchase agreement (the “April 2024 Purchase Agreement”), with certain institutional investors. The April 2024 Purchase Agreement provided for the sale and issuance by the Company of (i) 666,667 shares of common stock and warrants (the “April 2024 Warrants”) to purchase up to 666,667 shares of common stock. The offering price per share and accompanying warrant was $15.00. The April 2024 Warrants have an exercise price of $17.50, were exercisable beginning October 2, 2024 and expire on the five-and-a-half year anniversary of the date of issuance, or October 5, 2029. The offering resulted in gross proceeds to the Company of approximately $10 million before deducting placement agent’s fees and related offering expenses.

●	On August 20, 2024, pursuant to the NYSE American’s Compliance Guidance Memo which requires ten calendar days public notice for certain corporate actions, we announced that our Board of Directors (the “Board”) approved a reduction in the total number of authorized shares of our common stock from 500,000,000 to 250,000,000 (the “Authorized Share Reduction”) and a reverse stock split of the common stock at a ratio of one-for-fifty (1:50) (the “Reverse Stock Split”), which would become effective at 5:00PM (EST) on August 30, 2024.

●	On August 27, 2024, we received notice that trading of our shares of common stock had been halted by the NYSE American due to its low trading price. The trading halt remained in effect until after we consummated the communicated reverse stock split of the common stock and the market opened on September 3, 2024.

●	On August 30, 2024, the Authorized Share Reduction and the Reverse Stock Split became effective at 5:00 P.M. (EST) and the shares of our common stock began trading on the split-adjusted basis under the Company’s existing trading symbol, “MTNB,” when the market opened on September 3, 2024.

●	On October 31, 2024, we announced that negotiations under a non-binding term sheet with a single partner for global licensing rights to develop, manufacture and commercialize MAT2203 for all future treatment indications (the “MAT2203 Term Sheet”), including the intended initial indication of treatment for patients with invasive aspergillosis with limited or no other treatment options, were terminated following notification from the perspective partner for reasons unrelated to MAT2203. As a result, we implemented an immediate 80% workforce reduction, eliminating 15 positions, including three members of senior management, and ceased certain product development activities to preserve cash while we evaluated a potential sale of MAT2203 and/or other strategic alternatives, including a potential winddown or dissolution of the Company.

●	On January 10, 2025, we announced that we received a deficiency letter (the “January 2025 NYSE Notice”) from the NYSE American stating that the Company failed to hold an annual meeting of stockholders during the fiscal year ended December 31, 2024, as required by Section 704 of the NYSE American Company Guide. The January 2025 NYSE Notice had no immediate impact on the listing of our common stock, which continued to be listed and traded on the NYSE American during the applicable cure period but was assigned a “.BC” indicator by the NYSE American to indicate that the Company was below compliance. We received a letter from the NYSE American on June 23, 2025 that we had resolved the deficiency set forth in the January 2025 NYSE Notice by virtue of holding our Annual Meeting for the fiscal year ended December 31, 2023 on June 23, 2025. As a result, the BC indicator was removed from our stock symbol.

●	On February 13, 2025, we entered into a securities purchase agreement (the “February 2025 Agreement”) with a certain group of investors (the “February 2025 Investors”), pursuant to which they agreed to purchase from the Company 3,300 shares of our Series C Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), and warrants to purchase up to 11,262,808 shares of common stock (the “2025 Warrants”) at a purchase price of $1,000 per share of Preferred Stock and accompanying 2025 Warrants, for aggregate gross proceeds of $3.3 million before deducting offering expenses payable by the Company. The February 2025 Investors purchased 1,650 shares of Preferred Stock and accompanying 2025 Warrants to purchase up to 5,631,404 shares of common stock for gross proceeds to the Company of $1.65 million at an initial closing on February 13, 2025. Subject to the satisfaction of certain closing conditions, the February 2025 Investors purchased an additional 1,650 shares of Preferred Stock and accompanying 2025 Warrants to purchase up to 5,631,404 shares of common stock for gross proceeds to the Company of $1.65 million at a second closing on April 8, 2025. The shares of Preferred Stock are convertible into common stock at a conversion price of $0.586, and each share of Preferred Stock is initially convertible into 1,706 shares of common stock. The 2025 Warrants have an exercise price of $0.6446 per share. The 2025 Warrants purchased in the initial closing became exercisable on April 4, 2025, the effective date of the approval by our stockholders of the Stock Issuance Proposal (as defined below) (the “Shareholder Approval”) and will expire five years from the effective date of the Shareholder Approval, or April 4, 2030. The 2025 Warrants purchased in the second closing were immediately exercisable and will expire on April 8, 2030. In connection with the February 2025 Agreement, Dr. Robin L. Smith, MD, MBA was appointed to the Board.

●	On March 3, 2025, we filed a Notice of Special Meeting of Stockholders to be held on April 4, 2025 (the “Special Meeting). At the Special Meeting, stockholders approved: (1) for purposes of complying with the applicable provisions of Section 713 of the NYSE American Company Guide (a) the issuance of up to an aggregate of 16,894,212 shares of common stock upon the conversion of the Preferred Stock and the exercise of the 2025 Warrants (the “Stock Issuance Proposal”), and (b) the terms thereof, which may constitute a “Change of Control” as defined in the NYSE American Company Guide; and (2) ratified the appointment of EisnerAmper LLP as our independent registered public accounting firm for the year ended December 31, 2025.

●	On April 30, 2025, we amended our bylaws to reduce the quorum requirement for stockholders meetings from a majority to one-third of the voting power of the outstanding shares of capital stock entitled to vote at such meeting.

●	On June 23, 2025, at our annual meeting of stockholders, our stockholders approved (i) an amendment to our Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect up to two reverse stock splits of our common stock having an aggregate ratio in the range of 1-for-2 to 1-for-199 over a period of two years, with such reverse stock splits to be effected at such ratios, times and dates, if at all, as determined by the Board in its sole discretion, (ii) an amendment to our Certificate of Incorporation to increase the number of our authorized shares of common stock from 250,000,000 shares to 500,000,000 and to make a corresponding change to the number of authorized shares of capital stock and (iii) our 2025 Equity Incentive Plan.

●	On August 6, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock from 250,000,000 shares to 500,000,000 shares. The Certificate of Amendment was approved by the Company’s stockholders at the annual meeting on June 23, 2025 and became effective upon filing.

●	On August 15, 2025, we entered into Warrant Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of April 2024 Warrants to purchase an aggregate of 466,666 shares of common stock. Pursuant to the Exchange Agreements, on August 15, 2025, the Company issued to the Exchanging Holders one share of common stock for each April 2024 Warrant, for an aggregate of 466,666 shares of common stock.

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

MAT2203 has been developed to date with the assistance and financial support of the National Institutes of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH). MAT2203 has been designated as a Qualified Infectious Disease Product (QIDP) with Fast Track Status for the treatment of invasive candidiasis, the treatment of aspergillosis, the prevention of invasive fungal infections, or IFIs, in patients who are on immunosuppressive therapy, and, most recently with an Orphan Designation for the treatment of cryptococcosis. We believe that it is possible to pursue additional orphan designations for the treatment of aspergillosis, the treatment of invasive candidiasis and the treatment of certain endemic mycoses. Upon approval, MAT2203 could be eligible for up to 12 years of regulatory or marketing exclusivity in the United States.

The initial planned indication for MAT2203 is early step-down therapy from IV amphotericin B for the treatment of invasive aspergillosis in patients with limited treatment options. Invasive aspergillosis is a serious and life-threatening invasive fungal infection that occurs primarily in severely immunocompromised patients with hematological malignancies and in transplant recipients. This initial step-down indication is a gateway indication, as we believe that a partner could expand the utilization of MAT2203 into the treatment of other IFIs and potentially even for prophylaxis against IFIs in immunocompromised patients, such as transplant patients.

The EnACT (Encochleated Oral Amphotericin for Cryptococcal Meningitis Trial) Phase 2 study was a Phase 2 prospective, randomized, open-label, sequential cohort study, financially supported by the NIH, evaluating the safety, tolerability, and efficacy of MAT2203 in 100 HIV-positive persons with cryptococcal meningitis. The EnACT trial included a total of four cohorts of patients, with the first two cohorts testing MAT2203 as early step-down therapy following initial treatment with IV amphotericin B during the induction period, and the second two cohorts testing MAT2203 as potentially all oral therapy. The induction period for all patients in each cohort (active or control) is 14 days, followed by an additional four weeks of treatment (active or control) during a consolidation/maintenance period. Cohorts 1 and 3 were safety lead-ins to Cohorts 2 and 4, respectively, which were the key efficacy cohorts for EnACT.

The primary endpoint in EnACT was Early Fungicidal Activity (EFA), a measurement of cerebrospinal fluid fungal clearance. EFA is a well-validated quantitative measure of the efficacy of antifungal agents and is a key surrogate marker for survival. EFAs of less than 0.20 log10 Cryptococcus colony forming units (CFUs) per mL CSF per day are associated with significantly higher mortality and worse clinical outcomes1. EFA measured above this threshold is clinically meaningful and represents robust fungal clearance. In the second cohort of EnACT, the mean EFA achieved with patients treated with MAT2203 was 0.38 log10 CFU/mL/day, with 95% confidence intervals (0.30 to 0.46) significantly higher than the prespecified primary endpoint threshold of >0.20. All patients treated with MAT2203 who completed the induction phase achieved sterile CSF cultures during treatment (either during induction or early consolidation phases). There was no evidence of breakthrough or relapsed cryptococcal infections observed in any of the patients during treatment with MAT2203 through 10 weeks. In Cohort 2, the secondary endpoint of overall survival was 90% after 18 weeks in 40 patients randomized to receive MAT2203.

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

In February 2024, we announced agreement with the FDA on the design of a single Phase 3 registration trial of MAT2203 in patients with invasive aspergillosis who have limited treatment options, including consensus on all critical elements of the ORALTO trial. In its correspondence, FDA agreed that the ORALTO trial would potentially be sufficient to support the registration of MAT2203 for an initial indication for the treatment of invasive aspergillosis in patients with limited treatment options, when and if conducted. Approval would be subject to normal FDA review of all aspects of this clinical trial.

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

Enrollment was been planned to include approximately 216 adults with recently diagnosed probable or proven invasive aspergillosis who are being treated with AmBisome due to their inability to receive an IV mold-active azole and with limited alternative treatment options. Following up to two days of initial treatment with AmBisome, eligible study participants would be entered into the study and randomized in a 2:1 ratio to receive either oral MAT2203 or continued AmBisome treatment followed by standard of care.

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

We remain engaged in an ongoing partnership process for MAT2203, seeking one or more development and/or commercialization partners. We will require either (i) the consummation of a partnership transaction, or (ii) raising additional capital, prior to commencing the ORALTO trial. In the event a partnership is consummated, the partner may seek to revise the ORALTO trial or could determine a completely new development program and pathway for MAT2203. There can be no assurance that we will be successful in consummating a transaction involving MAT2203.

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

A total of 37 patients to date have been enrolled in the Program at multiple healthcare institutions, including the University of Michigan, Johns Hopkins, Nationwide Children’s Hospital, City of Hope, Vanderbilt University Medical Center, the National Institutes of Health, Children’s Hospital of Philadelphia, Memorial Sloan Kettering Cancer Center, and the University of California, San Diego School of Medicine. The majority of enrolled patients are post-transplant or are undergoing treatment for underlying malignancies. 7 of the patients have been treated for invasive aspergillosis, each with positive results. The infections being treated with MAT2203 include a variety of micro-organisms (including Aspergillus, Mucorales species, Candidiasis, Fusarium and suspected Coccidioides) occurring at multiple sites of infection, including brain, bladder/colon, bone, lung, sinus, and skin. Most patients were receiving AmBisome® prior to enrollment but developed treatment-limiting nephrotoxicity and most also required treatment for either azole-resistant organisms or had clinically failed azole therapy and had no other treatment options.

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

Importantly, all patients who experienced renal toxicity following treatment with AmBisome saw their renal function return to baseline after transitioning to MAT2203 therapy and suffered no further renal side effects over the course of extended treatment with MAT2203. While we have temporarily suspended the availability of MAT2203 under this program, we continue to monitor patients and provide ongoing support through external clinical medical consultants.

Strategy

We had been focused on redefining the intracellular delivery of nucleic acids and small molecules through our LNC Platform and its application to overcome current challenges in safely and effectively delivering small molecules, nucleic acids, gene therapies, proteins/peptides, and vaccines.

Key elements of our strategy now include:

●	Securing one or more partners to monetize the value of MAT2203 and raising additional non-dilutive capital through the licensing or sale of our lead LNC Platform product candidate. A partnership, whether through a license, sale or other transaction, would likely seek to advance MAT2203 into Phase 3 development as quickly as possible, which could position a partner to commercialize MAT2203 upon approval.

●	Conserving our cash resources while identifying and evaluating other strategic options for the Company, which could include the in-licensing of one or more assets or seeking a merger partner for the Company.

MAT2203 Regulatory Designations

The FDA has granted MAT2203 designations for Qualified Infectious Disease Product, or QIDP, and Fast Track for the treatment of invasive candidiasis and aspergillosis, for the prevention of IFIs in patients on immunosuppressive therapy, and the treatment of cryptococcosis. We recently also received Orphan Drug Designation for MAT2203 for the treatment of cryptococcosis and associated (CM) from the FDA and the European Medicines Agency (the “EMA”). The FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. The orphan drug designation provides eligibility for orphan drug exclusivity in the United States upon FDA approval if a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation. For a product that obtains orphan drug designation based on a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. Orphan drug exclusivity means that the FDA may not approve any other applications, including a NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, a waiver from payment of user fees, an exemption from performing clinical studies in pediatric patients unless the FDA requires otherwise by regulation, and tax credits for the cost of the clinical research.

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

Exclusive License Agreement with Rutgers University

Through our acquisition of Aquarius Biotechnologies Inc., we acquired a license from Rutgers University (“Rutgers”) for certain patents related to the LNC Platform. We subsequently changed the name of Aquarius Biotechnologies Inc. to Matinas BioPharma Nanotechnologies, Inc., and in February of 2022, the parties agreed to a Second Amended and Restated Exclusive License Agreement. The agreement provides for (1) royalties on a tiered basis between low single digits and the mid-single digits of net sales of products using such licensed technology, (2) a one-time sales milestone fee of $100,000 when and if sales of products using the licensed technology reach the specified sales threshold and (3) an annual license fee of $50,000 over the term of the license agreement. There was also a reduction in the consideration paid to Rutgers in the event of a sublicense to a third party of the exclusive patent rights granted pursuant to the Agreement. In consideration of the concessions made by Rutgers in the amended license agreement, the Company issued Rutgers 400,000 shares of common stock in February 2022. We also agreed to continue to assume the responsibility to pay required patent prosecution and maintenance fees covering the technology.

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

Exclusively Licensed and Matinas-Owned Intellectual Property Relating to Our Proprietary LNC Platform and MAT2203

The patents and patent applications that we exclusively license from Rutgers provide some patent protection for the proprietary chemistry technology used in certain of our processes to make our lipid nanocrystal and geodate cochleates and formulate the active pharmaceutical ingredients delivered inside this delivery technology, as in MAT2203, our lead product utilizing the LNC Platform. Pursuant to our license agreement, we acquired rights to a portfolio that as of January 31, 2026 included 1 pending U.S. non-provisional patent application, 6 U.S. patents, and 34 granted foreign patents, which extends patent protection until at least 2033, excluding patent term adjustments or extensions. The in-licensed patents have been granted in countries including Europe, China, India, Brazil, Russia, Canada, Japan, Korea, Australia and Mexico.

The Matinas-owned patent portfolio covers our LNC Platform and users. As of January 31, 2026, this patent portfolio includes 1 U.S. patent, 3 pending U.S. non-provisional applications, 10 pending foreign applications, and 19 granted foreign patents. The foreign pending applications and granted patents are in countries including Europe, China, Brazil, Canada, Japan, Korea, Australia and Mexico

As of January 31, 2026, we owned one issued U.S. patent, and 7 issued foreign patents in Australia, Canada, Europe, and Japan, directed to compositions and methods for enhancing tissue penetration of an active agent in an LNC. The patents are expected to expire in 2036, and patents issuing from or claiming priority to the pending application are also expected to expire in 2036, excluding patent term adjustments or extensions.

As of January 31, 2026, we owned 9 issued foreign patents in Australia, Europe, and Japan, directed to LNC compositions and methods for treating mycobacteria infection. The patents are expected to expire in 2036, excluding patent term adjustments or extensions.

As of January 31, 2026, we owned one U.S. issued patent, one pending non-provisional U.S. patent application, 2 issued foreign patents in Japan and Australia, and 3 pending applications in China, Canada, and Europe, directed to LNC compositions and methods for treating cryptococcus infections. The patents are expected to expire in 2037, and patents issuing from or claiming priority to the pending application are also expected to expire in 2037, excluding patent term adjustments or extensions.

As of January 31, 2026, we owned one pending non-provisional U.S. patent application, and 6 pending applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, and Mexico, directed to LNC compositions and methods for treating cryptococcus infections. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2040, excluding patent term adjustments or extensions.

As of January 31, 2026, we owned one pending non-provisional U.S. patent application and one pending application in Europe directed to LNC compositions and methods for treating mucormycosis. Patents issuing from or claiming priority to the pending applications are also expected to expire in 2043, excluding patent term adjustments or extensions.

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

MAT2203, if approved by FDA, will primarily compete with antifungal classes approved for the treatment of fungal and mold infections, which include polyenes, azoles and echinocandins. The approved branded therapies for these indications include Cancidas (caspofungin, marketed by Merck & Co.), Eraxis (anidulafungin, marketed by Pfizer, Inc.), Mycamine (micafungin, marketed by Astellas Pharma US, Inc.), Diflucan (fluconazole, marketed by Pfizer, Inc.), Noxafil (posaconazole, marketed by Merck & Co.), Vfend (voriconazole, marketed by Pfizer, Inc.), Sporanox (itraconazole, marketed by Jansen Pharmaceuticals, Inc.), Cresemba (isavuconazole, marketed by Astellas Pharma US, Inc.), Ambisome (liposomal amphotericin B, marketed by Astellas Pharma US, Inc.), Abelcet (lipid complex amphotericin B, marketed by Leadiant Biosciences), Rezzayo (rezafungin, marketed byCorMedix Therapeutics), Brexafemme (Ibrexafungerp marketed by GlaxoSmithKline) and amphotericin B deoxycholate (marketed by X-Gen Pharmaceuticals, Inc.). There currently are and may be more generic versions of these products available at the time of MAT2203 market approval, which will create added competition. In addition to approved therapies, we expect that MAT2203 may compete with product candidates that we are aware of in clinical development by third parties, such olorofim (being developed by F2G, Ltd), fosmanogepix (being developed by Basilea), and EL219, a derivative of amphotericin B being developed by Elion Therapeutics.

Manufacturing

We currently lease in-house manufacturing capabilities for our lead LNC Platform product candidate, MAT2203. However, following our reduction in force in October 2024, we no longer produce MAT2203 or any other clinical trial material at this facility. We are currently searching for a partner to takeover development of MAT2203 and this partner will be required to identify and secure one or more third-party contract manufacturers for the formulation and manufacture of MAT2203. As part of any partnership, a transfer of our manufacturing technology and any associated information to our partner or to a third-party manufacturer would be required in order to manufacture the drug necessary for additional clinical work and any supplies required for the commercialization of MAT2203, if approved.

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

Human Clinical Trials in Support of a Regulatory Approval

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practice, or GCP, requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to FDA as part of the Investigational New Drug application, or IND. An IND automatically becomes effective 30 days after receipt by FDA, unless before that time FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in FDA allowing clinical trials to commence.

In addition, an Institutional Review Board, or IRB, representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and more frequently if serious Adverse Events, or AEs, occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Employees

As of March 31, 2026, we had two full time employees and retained the services of two independent contractors/consultants.

Research and Development

For the years ended December 31, 2025 and 2024, we incurred $85 and $11,433, respectively, on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs, including our anti-infective product candidates, MAT2203 as well as support and enhancement of our LNC Platform.

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

Our principal executive offices are located at 1545 Route 206 South, Suite 203A, Bedminster, New Jersey 07921, and our telephone number is (908) 484-8805. Our website address is www.matinasbiopharma.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our internet website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Rooms at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

Summary of Risk Factors

●	We have paused clinical development of our lead product candidate, MAT2203, and are devoting significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.
●	We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to stockholders, restrict operations or require us to relinquish rights to our technologies or product candidates.
●	Our operating history to date may make it difficult to evaluate the success of our business and assess our future viability.
●	We are early in our development efforts, which may not be successful.
●	We cannot market our product candidates without regulatory approval, and any delay in this process will harm our business
●	We depend in part on third-party technology, the loss of which could harm our business.
●	We may not have or be able to obtain sufficient quantities of our products to meet our supply and clinical studies obligations and our business, financial condition and results of operation may be adversely affected.
●	If we are unable to successfully commercialize our products our ability to generate revenue will be limited.
●	If our studies or trials produce negative results, are delayed, or identify serious side effects, we may face delays, additional costs, and be unable to commercialize our product candidates.
●	If we cannot enroll enough patients to complete our clinical trials, our business, financial condition and results of operations may be adversely affected.
●	We may not be able to maintain orphan drug designation or exclusivity for our anti-infective product candidates.
●	Fast Track designation or priority review status by the FDA may not speed up development, review, or approval, nor guarantee approval and our current or future product candidates may also treat indications that do not qualify for priority review vouchers.
●	Any breakthrough therapy designation granted by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

●	Designation of our current or future product candidates as qualified infectious disease products is not assured and, in any event, even if granted, may not actually lead to a faster development or regulatory review, and would not assure FDA approval of our product candidates.
●	We may not obtain or maintain orphan drug, Fast Track, qualified infection disease, or breakthrough therapy designations for our product candidates and, even if granted, these designations may not speed up development or review and do not guarantee FDA approval.
●	If we are unsuccessful in identifying and developing additional product candidates, our potential for growth may be impaired.
●	We lack a sales and marketing organization. Without establishing these capabilities, we may not successfully commercialize our product candidates, even with regulatory approval.
●	If we cannot file for MAT2203 approval under Section 505(b)(2) of the FDCA or need additional safety and efficacy data, development and commercialization timelines may be delayed.
●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Even with marketing approval, we will face ongoing regulatory obligations and reviews, potentially incurring significant expenses. Our product candidates could face labeling restrictions, market withdrawal, and penalties for non-compliance or unforeseen issues.
●	Future legislation, and/or regulations and policies adopted by the FDA may increase the time and cost required for us to conduct and complete clinical trials.
●	Changes in health care law and implementing regulations may have a material adverse effect on us.
●	Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
●	If we market our product candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.
●	Reductions in staffing and funding at FDA and other federal agencies could cause delays in the development and approval of our current or future product candidates.
●	We have been and expect to be significantly dependent on our collaborative agreements for the development of MAT2203, which exposes us to the risk of reliance on the performance of third parties.
●	We expect that we will rely on third parties to conduct clinical trials for our product candidates, which exposes us to the risk of reliance on the performance of third parties.
●	We will be completely dependent on third parties to manufacture MAT2203 and any future product candidates, and our commercialization efforts could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of any product candidate or fail to do so at acceptable quality levels or prices.
●	Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives could harm our business.
●	Outbreaks of communicable diseases may materially and adversely affect our business, financial condition and results of operations.
●	Adverse global conditions, including economic uncertainty, may negatively impact our financial results.
●	We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from discovering, developing and commercializing product candidates.
●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
●	If we fail to obtain or maintain patent or trade secret protection for our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.
●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
●	We will need to increase the size of our organization to grow our business, and we may experience difficulties in managing this growth.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
●	Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.
●	Pursuant to the terms of our Series A Preferred Stock, we may be obligated to pay significant royalties.
●	The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.
●	We do not intend to pay dividends on our common stock in the foreseeable future.
●	An active public trading market for our common stock may not be sustained.
●	Our share price has been and could remain volatile.
●	Any issuance of shares of our common stock upon conversion of the shares of Preferred Stock will cause dilution to our then existing stockholders and may depress the market price of our common stock.
●	If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
●	If we are unable to maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.
●	We could be delisted from the NYSE American, which could seriously harm the trading price of our common stock, the liquidity of our stock and our ability to raise capital.
●	Upon dissolution of our Company, you may not recoup all or any portion of your investment.
●	Our Certificate of Incorporation allows for our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.
●	Anti-takeover provisions of our Certificate of Incorporation, bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our Board and management.
●	Stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees could be limited.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Financial Position and Need for Additional Capital

Our business to date has been significantly dependent on the success of MAT2203, and we have decided to pause further development of MAT2203 and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, we have invested significant efforts and financial resources in the research and development of MAT2203, which was our lead product candidate in clinical trials. In October 2024, we announced that negotiations under a previously disclosed non-binding term sheet regarding global rights to MAT2203 have been terminated following notification from the prospective partner. As a result, we implemented an 80% workforce reduction effective as of October 31, 2024 and ceased all clinical development activities to conserve cash. We are also evaluating other strategic alternatives. There can be no assurance that efforts to identify and evaluate a potential buyer or partner for MAT2203 will result in any definitive offer to consummate a strategic transaction, or if made what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to consummate a sale is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

Any such strategic transaction may require us to incur non-recurring or other charges, may increase our near-and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business.

If we do not successfully consummate a transaction involving MAT2203, our Board may decide to pursue a winddown or dissolution of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such dissolution as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a transaction involving MAT2203 will be consummated, and previous efforts to do so have not been successful. If no transaction is completed, the Board may decide to pursue a winddown or dissolution. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such a decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our limited operations while we evaluate our options. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a winddown or dissolution of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a winddown or dissolution of our company. If a winddown or dissolution were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a winddown or dissolution of our company.

We have expressed substantial doubt about our ability to continue as a going concern and we have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

As discussed in Note 2 to the consolidated financial statements for the fiscal year ended December 31, 2025, our consolidated financial statements for the fiscal year ended December 31, 2025 were prepared assuming that we will continue as a going concern. A going concern basis assumes that we will continue our operations for the foreseeable future and contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

We have incurred significant operating losses in every year since inception and expect to incur net operating losses for the foreseeable future. Our net loss was $10.3 million and $24.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $210.8 million. We do not know whether or when we will become profitable. To date, we have not generated any revenues from product sales and have financed our operations through private placements and public offerings of our equity securities and, to a lesser extent, through funding from the Cystic Fibrosis Foundation, or CFF, and the National Institutes of Health, or the NIH. We have devoted substantially all our financial resources and efforts to the research and development of potential product candidates. All our product candidates are in the development stage, and we have not completed development of any product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. If we resume the development of MAT2203 or any other product candidates, we anticipate that our expenses will increase substantially as we:

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we resume development activities and are required by the FDA or comparable non-U.S. regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

We expect our expenses to be lower during 2026 compared to 2025 until we secure additional funding, but generally we expect our expenses to increase over time if we resume the development of MAT2203. Our expenses could further increase if we initiate new research and preclinical development efforts for other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with continued operations. If we are unable to raise capital when needed or on attractive terms, it could have a material adverse effect on our business and our ability to continue as a going concern.

In addition, based on the aggregate market value of our common stock held by non-affiliates (“public float”) as of the date of the filing of this Annual Report, and for so long as our public float is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using Form S-3 is limited to an aggregate of one-third of our public float. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3. Unless and until our public float meets or exceeds $75 million, our ability to raise capital using a shelf registration statement will be constrained by General Instruction I.B.6 of Form S-3, which may affect the timing of and amounts we can raise.

We do not believe that our existing cash and cash equivalents, excluding restricted cash, of $3,999 thousand as of December 31, 2025 will enable us to fund our operating expenses beyond the next twelve months from the filing date of this Annual Report. We have based this estimate on assumptions that may prove to be wrong in the future, and we could use our capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future capital requirements, both short-term and long-term, will depend on many factors, including, in the event we resume development activities:

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

As of December 31, 2025, we had outstanding options to purchase an aggregate of 457,219 shares of our common stock at a weighted average exercise price of $34.76 per share and outstanding warrants to purchase an aggregate of 10,516,543 shares of our common stock at a weighted average exercise price of $0.97 The exercise of such outstanding options and warrants will result in dilution of the value of our shares.

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

To date, we have only developed limited in-house manufacturing capabilities for the LNC Platform needed for the clinical development our MAT2203 product candidates. We previously entered into an agreement with Patheon, a wholly owned subsidiary of ThermoFisher, to prepare for the commercial manufacture of MAT2203, but this agreement ended with the reduction in force implemented in 2024. If we, or a partner, do not develop a long-term manufacturing capability for our LNC Platform product candidates sufficient to produce product for continued development and, if regulatory approval is obtained, then commercialization of these products, we will be dependent on a small number of third-party manufacturers for the manufacture of our product candidates. We may not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire enough of our products in a timely manner from these third parties could delay clinical trials and prevent us from developing our products in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to cGMP and similar foreign standards, and we would not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our products could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval or post-approval plant inspection, the FDA will not grant approval and may institute restrictions on the marketing or sale of our products.

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

If we cannot enroll enough patients to complete our upcoming clinical trials, our business, financial condition, and results of operations may be adversely affected.

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

We believe that historically our procedures for enrolling patients have been appropriate; however, delays in patient enrollment would increase costs and delay ultimate commercialization and sales, if any, of our products. Such delays could materially adversely affect our business, financial condition, and results of operations.

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

Current plans for filing the NDA for MAT2203 include efforts to minimize the data we will be required to generate to obtain marketing approval for this product candidate and therefore reduce the development time. We intend to rely on the history of efficacy of amphotericin B, and although we met with the FDA in 2019, 2021 and again in 2022 to discuss our development plans for MAT2203, there is no assurance we will satisfy FDA’s requirements for approval of MAT2203 under a 505(b)(2) pathway. The timeline for filing and review of our NDA for MAT2203 is based on our plan to submit the NDA under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any product candidate. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we intend to rely on collaborations with third parties. If we commercialize MAT2203 or any other product candidates that we may develop in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We have two full time employees and retained the services of two independent contractors/consultants as of March 16, 2026. If our development and commercialization plans and strategies develop, we may need to expand the size of our employee base for managerial, development, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees would adversely impact our business prospects.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of certain key employees, including Jerome D. Jabbour, our Chairman, Chief Executive Officer and President could adversely affect our business prospects.

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

Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Series A Certificate of Designations”) for our Series A Preferred Stock, we are required to pay royalties of up to $35 million per year. If and when we obtain FDA or EMA approval of MAT2203, which we do not expect to occur before 2030, if ever, and/or if we generate sales of such products, or we receive any proceeds from the licensing or other disposition of MAT2203, we are required to pay to certain former holders of our Series A Preferred Stock, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Series A Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Series A Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

Our common stock ranks junior to the Preferred Stock in the event of a liquidation, dissolution or winding-up of the Company.

In the event of any liquidation, dissolution or winding-up of the Company, a holder of shares of the Preferred Stock will be entitled to receive an amount equal to 100% of the stated value before any distribution or payment may be made with respect to the common stock.

Any issuance of shares of our common stock upon conversion of the shares of Preferred Stock will cause dilution to our then existing stockholders and may depress the market price of our common stock.

Each share of Preferred Stock is convertible into a number of shares of common stock calculated by dividing (i) stated value by (ii) a fixed conversion price of $0.586.

The issuance of shares of our common stock upon conversion of the Preferred Stock will result in immediate and substantial dilution to the interests of holders of our shares of common stock and may depress the market price of our common stock.

We do not intend to pay dividends on our common stock in the foreseeable future.

The Board will determine, in its sole discretion, our dividend policy after considering our financial condition, results of operations and capital requirements, as well as other factors. We do not anticipate paying cash dividends on our common stock in the foreseeable future and you should not invest in us with the anticipation of receiving dividend income.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2025, our internal control over financial reporting was not effective, as management identified a deficiency in internal control over financial reporting that was determined to be a material weakness.

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

We could be delisted from the NYSE American, which could seriously harm the trading price of our common stock, the liquidity of our stock and our ability to raise capital.

Our common stock is listed on the NYSE American. We must satisfy the continued listing requirements of the NYSE American to maintain the listing of our common stock on the NYSE American.

We had in the past, and may have in the future, difficulty satisfying NYSE American continued listing requirements for our common stock. On September 21, 2023, we received a deficiency letter from the NYSE American indicating that the Company was not in compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide due to its shares of common stock selling for a substantial period of time at a low price per share, which NYSE American determined to be a 30 trading day average price of less than $0.20 per share. On March 22, 2024, we announced that on March 21, 2024, we received a letter from the NYSE American indicating that the Company had regained compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide due to its shares of common stock demonstrating sustained price improvement. On August 27, 2024, we received notice that trading of our shares of common stock had been halted by the NYSE American due to its low trading price. The trading halt remained in effect until after we consummated the communicated reverse stock split of the common stock and the market opened on September 3, 2024. On January 10, 2025, we announced that we received the January 2025 NYSE Notice from the NYSE American stating that the Company failed to hold an annual meeting of stockholders during the fiscal year ended December 31, 2024, as required by Section 704 of the NYSE American Company Guide. We received a letter from the NYSE American on June 23, 2025 that we had resolved the deficiency set forth in the January 2025 NYSE Notice by virtue of holding our Annual Meeting for the fiscal year ended December 31, 2023 on June 23, 2025. As a result, the BC indicator was removed from our stock symbol.

There can be no assurance that we will be able to maintain compliance with the NYSE American continued listing requirements, and if we are unable to maintain compliance with such continued listing requirements, including any minimum trading price or market capitalization requirements, our shares may be delisted from the NYSE American, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock.

In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, suppliers, customers and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from the NYSE American, our common stock may no longer be recognized as a “covered security,” and we would be subject to regulation in each state in which we offer our securities. Delisting can also lead a termination that our common stock is stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. Thus, delisting from the NYSE American could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board has the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Anti-takeover provisions of our Certificate of Incorporation, bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our Board and management.

Certain provisions of our amended and restated Certificate of Incorporation and bylaws could discourage, delay, or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your Shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

●	they provide that special meetings of stockholders may be called only by the Board, President, or our Chairman of the Board of Directors, or at the request in writing by stockholders of record owning at least fifty (50%) percent of the issued and outstanding voting shares of common stock;

●	they do not include a provision for cumulative voting in the election of directors. Under cumulative voting, a minority stockholder holding a sufficient number of shares may be able to ensure the election of one or more directors. The absence of cumulative voting may have the effect of limiting the ability of minority stockholders to effect changes in our Board; and

●	they allow us to issue, without stockholder approval, up to 10,000,000 shares of preferred stock (all of which remain available for issuance) that could adversely affect the rights and powers of the holders of our common stock.

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

In the ordinary course of our business, we use, store and process data including data of our employees, trial participants, partners, clients, and vendors. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems. Our cybersecurity risk management program incorporates several components, including information security program assessments, continuous monitoring of cyber risks and threats using automated tools, written incident response and disaster recovery policies and procedures, and employee training. Under the direction of our Chief Executive Officer, our cyber risk management program is led by a third-party IT consultant with more than 30 years of technology engineering experience and several advanced degrees. We also deploy endpoint detection software and device management in conjunction with other reputable cybersecurity software. Additionally, we require multifactor authentication across all systems.

We periodically engage third parties to conduct risk assessments and other vulnerability analyses. Lastly, our program includes cybersecurity training for all employees. The semi-annual training focuses on cyber threat awareness, including phishing.

Governance Related to Cybersecurity Risks

Under the ultimate direction of our Chief Financial Officer, the Board is updated on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards, on an as-needed basis. The CEO also notifies the Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

Item 2.	Properties

Our administrative offices consist of approximately 500 square feet of office space in Bedminster, NJ that we occupy under a lease that expires in December 2026. We also lease laboratory space approximating 14,000 square feet in Bridgewater, NJ, that expires in September 2027.

Item 3.	Legal Proceedings

Other than as set forth below, we are not currently a party to any legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

The Company filed a complaint against COE Bridgewater, LLC (its “Landlord”) in the Superior Court of New Jersey, Somerset County, Chancery Division on July 11, 2025 alleging principally that Landlord illegally locked the Company out of its leased premises in Bridgewater, New Jersey. As a result of the illegal lockout, the Company seeks (among other things) a declaration that the lease and all obligations thereunder, including rent, terminated as of the date of the lockout. On September 5, 2025, Landlord filed an answer with counterclaims, which it amended on December 12, 2025. In the counterclaims, Landlord seeks a declaration that there was no lockout, or that the lockout was justified, and therefore the lease remains in effect. Landlord also seeks damages for the Company’s alleged failure to pay approximately $205,000 in rent (as of December 31, 2025) following the lockout, and alleged conversion of certain furniture, fixtures, and equipment (FF&E) items within the premises belonging to Landlord. The amounts potentially payable under the lease have been reserved until the matter is resolved. The Company is currently in settlement negotiations with the Landlord, however there can be no assurance such a settlement will be achieved.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is quoted on the NYSE American under the symbol “MTNB.”

On March 26, 2026, the closing sale price of our common stock, as reported by the NYSE American, was $0.60 per share and we had approximately 91 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. VStock Transfer, LLC is the transfer agent and registrar for our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant.

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

On February 13, 2025, we entered into a securities purchase agreement (the “February 2025 Agreement”) with a certain group of investors (the “February 2025 Investors”), pursuant to which they agreed to purchase from the Company 3,300 shares of our Series C Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), and warrants to purchase up to 11,262,808 shares of common stock (the “2025 Warrants”) at a purchase price of $1,000 per share of Preferred Stock and accompanying 2025 Warrants for aggregate gross proceeds of $3.3 million before deducting offering expenses payable by the Company. The February 2025 Investors purchased 1,650 shares of Preferred Stock and accompanying 2025 Warrants to purchase up to 5,631,404 shares of common stock for gross proceeds to the Company of $1.65 million at an initial closing on February 13, 2025. Subject to the satisfaction of certain closing conditions, the February 2025 Investors purchased an additional 1,650 shares of Preferred Stock and accompanying 2025 Warrants to purchase up to 5,631,404 shares of common stock for gross proceeds to the Company of $1.65 million at a second closing on April 8, 2025. The shares of Preferred Stock are convertible into common stock at a conversion price of $0.586, and each share of Preferred Stock is initially convertible into 1,706 shares of common stock. The 2025 Warrants have an exercise price of $0.6446 per share. The 2025 Warrants purchased in the initial closing became exercisable on April 4, 2025, the effective date of the approval by our shareholders of the Stock Issuance Proposal (as defined below) (the “Shareholder Approval”) and will expire five years from the effective date of the Shareholder Approval, or April 4, 2030. The 2025 Warrants purchased in the second closing were immediately exercisable and will expire on April 8, 2030. In connection with the February 2025 Agreement, Dr. Robin L. Smith, MD, MBA was appointed to the Board.

For the years ended December 31, 2025 and 2024, our net loss was $10,345 and $24,251, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We do not believe that the cash and cash equivalents on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of this Annual Report. We will seek to fund our operations through public or private equity offerings, debt financings, government or other third-party funding, collaborations, and licensing arrangements. These financing alternatives may not be available to us on acceptable terms, or at all. As a result, substantial doubt exists about our ability to continue as a going concern.

Financial Operations Overview

Revenue

We did not generate any revenue during the years ended December 31, 2025 and 2024. Our ability to generate product revenue, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our early-stage product candidates.

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

Research and development activities are central to our business model. We expect our research and development expenses to increase over time because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. During 2025 our research and development expenses are lower compared with expenses incurred during 2024 as commencement of additional activities, was and continues to be subject to our ability to secure additional funding to support initiation of our Phase 3 registration trial for MAT2203, or to secure one or more partners to assume clinical development activities for MAT2203 and advance our LNC Platform delivery technology.

The table below summarizes our direct research and development expenses for our product candidates and development platform for the years ended December 31, 2025 and 2024. Our direct research and development expenses consist principally of external costs, such as fees paid to contractors, consultants, analytical laboratories and CROs and/or the NIH, in connection with our development work. We historically use our employee and infrastructure resources for manufacturing clinical trial materials, conducting product analysis, study protocol development and overseeing outside vendors. Included in “Internal Staffing, Overhead and Other” below is the cost of laboratory space, supplies, research and development (R&D) employee costs (including stock option expenses), travel and medical education.

	Years Ended December 31,
	2025	2024
Direct research and development expenses:
Manufacturing process development	$—	$892
Preclinical trials	14	1,074
Clinical development	3	405
Regulatory	61	285
Internal staffing, overhead and other	7	8,777
Total research & development	$85	$11,433

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting, and accounting/audit services. We anticipate that our general and administrative expenses during 2026 will decrease slightly compared to expenses incurred during 2025 as a result of cost-cutting measures implemented to conserve cash.

Asset Impairment Charges

During the fourth quarter of 2024, we identified impairment indicators for certain long-lived assets, primarily due to the terminated partnership negotiations for the future development and commercialization of MAT2203 and the subsequent cost-cutting measures. We remeasured the fair value of the Company’s long-lived assets and recognized non-cash impairment charges of $4,431, $1,336 of which related to goodwill, $757 related to IPR&D and $2,338 related to other assets. These amounts are reflected as impairment charges in the consolidated statements of operations and comprehensive loss for 2024. We did not record an asset impairment charge in 2025.

Change in fair value of warrant liability

In a series of transactions on February 13, 2025, and April 8, 2025, we closed a private placement investment with certain investors in which the investors received shares of Preferred Stock and 2025 Warrants. The 2025 Warrants were initially classified as a liability upon each issuance date with the fair value estimated using a Monte Carlo simulation model. On June 26, 2025, we entered into a warrant amendment with the February 2025 Investors. Under such amendment, the terms of the 2025 Warrants were amended enabling for reclassification of the 2025 Warrants to equity.

Other (Expense)/Income, net

Other (expense)/income, net for the year ended December 31, 2025 and 2024 were ($261) and $262, respectively. Other (expense)/income, net decreased compared to the prior period primarily due to recording issuance costs of $251 in connection with the transactions contemplated by the February 2025 Agreement.

Application of Critical Accounting Policies and Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies.” Of these policies, the following are considered critical to an understanding of our Audited Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: (i) Other intangible assets, and (ii) Warrants.

Recent Accounting Pronouncements

Refer to “Note 3 – Summary of Significant Accounting Policies” in the accompanying notes to the consolidated financial statements for a discussion of recently adopted and issued accounting pronouncements and their impact or expected impact on our financial positions and results of operations.

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

Financial impact of events beyond our control

Our financial condition and results of operations may be impacted by factors we may not be able to control, such as pandemics, global supply chain disruptions, global trade disputes, tariffs and/or political instability. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, rising inflation rates may affect us by increasing operating expenses.

The Company’s financial results for the years ended December 31, 2025 and 2024 were not significantly impacted by factors beyond our control, such as those described above. However, the Company cannot predict the impact of any of these factors on future results or the Company’s ability to raise capital due to a variety of factors, including but not limited to the continued good health of Company employees, the ability of service providers and suppliers to continue to operate and deliver, the ability of the Company to maintain operations, and any government and/or public actions taken in response to these factors.

Results of Operations

Years Ended December 31, 2025 and 2024

The following table summarizes our operating results for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Expenses:
Research and development	$85	$11,433
General and administrative	6,875	8,729
Impairment charges of goodwill and other intangible assets	—	2,093
Impairment charges of other assets	—	2,338
Operating Expenses	$6,960	$24,593

Research and Development expenses. R&D expense for the years ended December 31, 2025 and 2024 was $85 and $11,433, respectively. The decrease of $11,348 was due to a decrease of $2,584 of clinical trial expenses, primarily related to the pause of our MAT2203 development program, $8,764 decrease in total compensation expenses related to the reduction in force.

General and Administrative expenses. G&A expense for the years ended December 31, 2025 and 2024 was $6,875 and $8,729, respectively. The decrease of $1,854 over the prior year was primarily attributable to lower stock-based compensation expense and decreased headcount.

Impairment charges. For the year ended December 31, 2025, we did not record impairment charges. For the year ended December 31, 2024, we recorded $4,431 of impairment charges, $1,336 of which related to goodwill, $757 related to IPR&D and $2,338 related to other long-lived assets, primarily due to the terminated partnership negotiations for the future development and commercialization of MAT2203 and subsequent cost-cutting measures.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of December 31, 2025, we have raised a total of $170,336 in gross proceeds and $156,594, net proceeds, from sales of our equity securities since inception in 2013.

As of December 31, 2025, we had cash and cash equivalents, excluding restricted cash, totaling $3,999.

2025 Private Placement

On February 13, 2025, we entered into the February 2025 Agreement, pursuant to which we agreed to issue and sell, in a private placement, an aggregate of 3,300 shares of Preferred Stock, initially convertible into up to 5,631,404 shares of our common stock, with a stated value of $1,000 per share, and 2025 Warrants to purchase up to an aggregate of 200% of the shares of common stock into which the shares of Preferred Stock are initially convertible, or 11,262,808 shares of common stock, for an offering price of $1,000 per share of Preferred Stock and accompanying 2025 Warrants.

Pursuant to the February 2025 Agreement, on February 13, 2025, we issued and sold in an initial closing 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds of $1.65 million. On April 4, 2025, we obtained stockholder approval for the issuance of the Preferred Stock and 2025 Warrants, as required by the rules and regulations of NYSE American, including Section 713 of the NYSE American Company Guide, and issued and sold, in a second closing, an additional 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds of $1.65 million.

2024 Registered Direct Offering

On April 5, 2024, the Company closed a registered direct offering of 666,667 shares of its common stock and warrants to purchase up to an aggregate of 666,667 additional shares of common stock, at a combined purchase price of $15.00 per share and accompanying warrant. The Company generated gross proceeds of approximately $10,000 and net proceeds of approximately $9,179, after deducting underwriting discounts and commissions and other offering expenses.

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. During 2024, we sold 218,000 shares of our common stock under the Sales Agreement generating gross proceeds of $56 thousand. We did not sell any shares under the Sales Agreement during 2025. At December 31, 2025, the Sales Agreement’s available capacity was $44,191. However, such capacity is limited by the restrictions imposed by General Instruction I.B.6 to Form S-3, which limits the amount we can raise through primary public offerings of securities in any twelve-month period using Form S-3 to an aggregate of one-third of our public float.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Years Ended December 31
	2025	2024
Cash used in operating activities	$(7,011)	$(15,885)
Cash provided by investing activities	335	9,208
Cash provided by financing activities	3,391	9,174
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(3,285)	$2,497

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $7,011, compared to $15,885 in the prior year. Net losses of $10,345 and $24,251 for the years ended December 31, 2025 and 2024, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business, adjustments for non-cash stock based compensation expense, impairment charges and change in fair value of the warrant liability.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $335, compared to $9,208 of net cash provided by investing activities for the year ended December 31, 2024. The decrease in cash provided by investing activities was primarily due to a year over year decrease of $9,208 in net maturities of marketable debt securities, partially offset by $335 from the net sales of assets in 2025.

Financing Activities

Net cash provided by financing activities was $3,391 and $9,174 for the years ended December 31, 2025 and 2024, respectively. The decrease in cash provided by financing activities is primarily due to the net proceeds from the sale of our Preferred Stock and 2025 Warrants of $3,271 and the exercise of warrants $129 during the year-ending December 31, 2025, being less than the net proceeds from the registered direct sale of our common stock of $9,179 during the year-ended December 31, 2024.

Going Concern

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

Until such time, if ever, that we can generate revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, collaborations, and licensing arrangements. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to secure one or more partners to monetize the value of MAT2203 or future product candidates

If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

Contractual Obligations and Commitments

Refer to Note 11 – “Commitments” in the accompanying notes to the consolidated financial statements for a discussion of the Company’s contractual obligations and commitments.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures:

As of December 31, 2025, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded as of December 31, 2025, our internal control over financial reporting was effective.

During 2024, we did not maintain an effective internal control environment to ensure the processing of and reporting of non-routine transactions are complete, accurate and timely. Specifically, we did not have the accounting resources necessary to ensure the timely preparation and review of the Company’s indefinite-lived assets impairment assessment. During 2025, the Company engaged third party financial resources to assist in its evaluation of its indefinite-lived assets for impairment. Based on these additional resources, the Company has concluded that it has remediated the material weaknesses that existed for the year ended December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting:

Except for changes being implemented by the Company to address the material weakness identified above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that occurred during the quarter ended December 31, 2025 covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance

All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board and serve at the discretion of the Board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our Board.

Name	Age	Position(s)
Jerome D. Jabbour	51	Chairman, Chief Executive Officer, President and Interim Chief Financial Officer
Evelyn D’An	64	Director
Keith Murphy	55	Director
Edward Neugeboren	58	Director
Robin L. Smith	65	Director

Management

Jerome D. Jabbour, JD was appointed Chief Executive Officer in March 2018 and was named Chairman in March 2025. He has served as our President since March 2016. Prior to that he served as our Executive Vice President, Chief Business Officer, General Counsel and Secretary since October 2013 and as one of our directors from April 2012 until November 2013. Mr. Jabbour is also a Co-founder of Matinas BioPharma. Jabbour has also served on the board of directors of Indaptus Therapeutics, Inc. (Nasdaq: INDP), a clinical stage biotechnology company dedicated to pioneering innovative cancer and viral infection treatments since February 2026. Prior to joining our management team, he was the Executive Vice President and General Counsel of MediMedia USA, or MediMedia, from 2012 to October 2013, a privately held diversified healthcare services company. Prior to MediMedia, he was the Senior Vice President, Head of Global Legal Affairs of Wockhardt Limited (2008-2012), a global pharmaceutical and biotechnology company, and Senior Counsel and Assistant Secretary at Reliant (2004-2008). Earlier in his career, he held positions as Commercial Counsel at Alpharma, Inc. (2003-2004) and as a Corporate Associate at Lowenstein Sandler LLP (1999-2003). Mr. Jabbour earned his J.D. from Seton Hall University School of Law in New Jersey and a B.A. in Psychology from Loyola University in Baltimore.

Directors

Jerome D. Jabbour. See description under “Management.”

Evelyn D’An Ms. D’An has served on the Board since February 2025. She is an experienced board director and financial leader with extensive corporate governance, financial oversight, and accounting experience with a range of companies She is President of D’An Financial Services, a strategic consulting firm she established in 2004 and has been serving on corporate boards since 2006. From 1998 through 2004, Ms. D’An served as partner of Ernst & Young, an accounting and professional services firm, where she spent 18 years serving clients in retail, consumer products, technology, financial services, media and other sectors. Ms. D’An serves on the board of directors of Zoomcar Holdings, Inc., a publicly-traded car sharing platform company (NASDAQ: ZCAR), where she has served since April 2023, GHD Group Pty Ltd., a privately-held technical professional services firm, where she has served since March 2020, and Backblaze, Inc., a publicly-traded open cloud storage platform (NASDAQ: BLZE), where she has served since August 2021. Ms. D’An is the chair of the audit committee of all three companies, a member of the compensation committee of Backblaze, Inc. and Zoomcar Holdings, Inc. and a member of the nominating committee of GHD Group Pty Ltd. Ms. D’An served on the board of directors of Renovaro Inc. (NASDAQ: REND) (formerly Enochian BioSciences Inc.) from April 2018 through June 2021, where she was a member of the audit committee and the nominating committee. Ms. D’An graduated with a B.S. in Accounting from the State University at Albany. We believe Ms. D’An is qualified to serve on our Board due to her extensive expertise and experience in a variety of public companies and because of her demonstrated financial expertise and experience serving on boards of directors and as Chair of audit committees.

Keith Murphy has served on the Board since March 2025 and is currently a Director and Executive Chairman of VivoSim Labs, Inc. (Nasdaq: VIVS) (formerly Organovo Holdings, Inc. (Nasdaq: ONVO). Mr. Murphy re-joined the VivoSim board of directors in July 2020 and has served as its Executive Chairman since September 2020. Mr. Murphy is also the Chief Executive Officer and Chairman of Viscient Bio (“Viscient”), a private company that he founded in 2017 that is focused on drug discovery and development utilizing 3D tissue technology and multi-omics (genomics, transcriptomics, metabolomics). Mr. Murphy previously served as the President and Chief Executive Officer of Organovo from February 2012 through April 2017, and as Chairman from February 2012 through August 2017. Mr. Murphy also previously served as President, Chief Executive Officer, and Chairman of Organovo, Inc., Organovo’s primary operating company prior to its going-public transaction, from August 2007 to February 2012. Prior to founding Organovo, Mr. Murphy served in various roles at Amgen, Inc. from August 1997 to July 2007 including as Global Operations Leader for the osteoporosis/bone cancer drug Prolia/Xgeva (denosumab). Prior to joining Amgen, Mr. Murphy served at Alkermes, Inc., a biotechnology company, from July 1993 to July 1997, where he played a role on the development team for their first approved product, Nutropin (hGH) Depot. Mr. Murphy served as a member of the board of directors of Kintara Therapeutics, Inc. from August 2020 to February 2022, and served on its compensation committee and nominating and corporate governance committee. He holds a B.S. in Chemical Engineering from the Massachusetts Institute of Technology (MIT) and is an alumnus of the UCLA Anderson School of Management. We believe Mr. Murphy’s previous experience in the biotechnology field, especially in developing novel products, his experience and expertise in product development opportunities and strategy, and his educational experience qualify him to be a member of our board of directors.

Edward Neugeboren. Mr. Neugeboren has served on the Board since March 2025. Mr. Neugeboren is Founder and Managing Partner of QuadView Healthcare Advisors LLC, a healthcare investment banking advisory and business development firm. From 2015 to 2025, Mr. Neugeboren was Chief Strategy Officer of Cronus Pharma, LLC, a fully integrated R&D, manufacturing and sales & marketing animal health pharmaceutical company. Mr. Neugeboren led commercial operations, strategic planning and acquisitions and was also responsible for developing and executing overall corporate strategy as well as corporate and portfolio acquisitions and licensing. Mr. Neugeboren currently serves on the Board of Directors of Grace Therapeutics (Nasdaq: GRCE), a late-stage biopharmaceutical company addressing rare and orphan diseases where he is a member of the Audit, Compensation and Nominating & Governance Committees. He served as an Advisor to Healthcare Capital Corp., Inc., and its merger with Alpha Tau Medical Ltd., a NASD listed radiopharmaceutical company. Previously, Mr. Neugeboren was the Chief Strategy Officer for Cronus’ parent pharmaceutical group comprised of Rising Pharma Holdings, Inc., a generic pharmaceutical company and Casper Pharma, LLC, a specialty pharmaceutical company. Mr. Neugeboren was previously a Managing Director of Ledgemont Capital Group, LLC, an investment banking firm providing strategic and financial advisory services to emerging healthcare and technology companies. Mr. Neugeboren also served as Chief Administrative Officer and Director of Equity Research Operations at Lehman Brothers and prior, he was Deputy Director of Equity Research at UBS, formerly Warburg Dillon Read and Director of Equity Research Operations. Mr. Neugeboren began his career in 1992 as an equity research analyst covering the Specialty Pharmaceuticals industry, including Generic Drugs and Drug Delivery at Dillon, Read & Co., Kidder, Peabody & Co., and Furman, Selz, Inc. He was a member of the top ranked Greenwich Associates Mid-Cap Pharmaceuticals Team. Mr. Neugeboren has graduated with a BA in Economics from Union College. He holds Series 24, 7 and 63 FINRA security licenses. We believe Mr. Neugeboren is qualified to serve as a director due to his extensive experience in drug development, business management and knowledge of the pharmaceutical, health care and securities industries.

Robin L. Smith, MD, MBA. Dr. Smith has served on the Board since February 2025. Dr. Smith has been a Managing Partner of BRM Holdings, a privately-held strategic and investment advisory firm, since 2015. She also founded two privately-held biotechnology companies, Spiritus Therapeutics and Exotropin LLC. Dr Smith also served as an independent director of the Western Acquisition Ventures Corp., a special purpose acquisition company, from 2022-2023, where she served on the audit and compensation committees. From 2006 until 2015, Dr. Smith was chairman and chief executive officer of Lisata Therapeutics, Inc., a publicly-traded stem-cell bank (NASDAQ: LSTA) (formerly Neostem, Inc.). From October 2019 to December 2023, Dr. Smith served on the board of directors of Celularity Inc, a publicly-traded cellular and regenerative medicine company (NASDAQ: CELU). From February 2020 to May 2022, Dr. Smith served on the board of directors of ServiceSource International, Inc., a publicly-traded customer journey experience company (NASDAQ: SREV) that was acquired in 2022 by Concentrix Corporation, and served on its nominating and governance committee. From December 2019 to November 2021, Dr. Smith served on the board of directors of Sorrento Therapeutics, a former publicly-traded clinical and commercial stage biopharmaceutical company (NASDAQ: SRNE). From February 2019 to May 2020, Dr. Smith served on the board of directors of Seelos Therapeutics, a publicly-traded clinical-stage biopharmaceutical company (NASDAQ: SEEL), and served on its audit and compensation committees. Prior to 2019, Dr. Smith served on the boards of multiple publicly-traded biopharmaceutical companies. Dr. Smith received her B.A. from Yale University and her M.D. from the Yale School of Medicine. She holds an M.B.A. from the Wharton School of Business, completed the Stanford University Directors Program, and received an honorary Doctor of Science degree from Thomas Jefferson Medical College. We believe Dr. Smith is qualified to serve on our board of directors because of her extensive management experience in the pharmaceutical industry and her clinical, drug development and regulatory experience.

There are no family relationships among any of our directors or executive officers.

Director Independence

Based on information requested from and provided by each of our directors, the Board has determined that Messrs. Keith Murphy and Edward Neugeboren and Mses. Evelyn D’An and Robin L. Smith are “independent directors” as such term is defined in the rules of the NYSE American corporate governance requirements and Rule 10A-3 promulgated under the Exchange Act of 1934. Mr. Jabbour is not an independent director under these rules because he is an executive officers of the Company. Each of Messrs. Herbert Conrad, Eric Ende, James Scibetta and Matthew Wikler and Ms. Natasha Giordano, who served as directors during 2025 and resigned in 2025, were determined to be “independent directors.”

Board Committees

Our Board has three standing committees — an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the NYSE American. The Trading Policy provides the Company’s standards on trading and causing the trading of our securities or securities of other publicly traded companies while in possession of confidential information. It prohibits trading in certain circumstances and applies to all of our directors, officers and employees as well as independent contractors or consultants who have access to material nonpublic information of Matinas. Additionally, our Trading Policy imposes special additional trading restrictions applicable to all of our directors and executive officers. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11.	Executive Compensation

Summary Compensation Table – 2025

Our named executive officers for the year ended December 31, 2025 were Jerrome D. Jabbour, Chief Executive Officer, President and Interim Chief Financial Officer; Keith Kucinski, former Chief Financial Officer; and James J. Ferguson, Former Chief Medical Officer.

The following table sets forth information regarding the compensation awarded to, earned by or paid to the named executive officers for the years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jerome D. Jabbour	2025	598,000	—	57,044	—	655,044
Chief Executive Officer, President and Interim Chief Financial Officer	2024	598,000	—	—	—	598,000

Keith Kucinski	2025	416,000	—	—	—	416,000
Former Chief Financial Officer	2024	416,000	168,160	—	—	584,160

James J. Ferguson	2025	390,000	—	—	—	390,000
Former Chief Medical Officer	2024	468,000	121,680	—	—	589,680

(1)	Amounts reflect the grant date fair value of option awards granted in 2025 and 2024 in accordance with Accounting Standards Codification Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with Our Named Executive Officers

Jabbour

On March 22, 2018, we entered into an employment agreement with Mr. Jabbour, as subsequently amended on March 3, 2023, April 30, 2025 and December 12, 2025. Under the terms of Mr. Jabbour’s employment agreement, Mr. Jabbour received a signing bonus of $84,000 and a base salary of $350,000 per year. Mr. Jabbour’s current salary is $598,000. In addition, Mr. Jabbour is eligible to receive an annual bonus, which is targeted at 50% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Jabbour is also eligible to receive option grants at the discretion of our Compensation Committee. In addition, Mr. Jabbour is eligible for a cash retention bonus in the event of a change in control of the Company, as such term is defined in the employment agreement, on or before June 30, 2026, equal to the greater of (i) Mr. Jabbour’s target annual bonus for the fiscal year in which the change in control occurs, or (ii) $299,000 if Mr. Jabbour remains employed with the Company through the date that of such change in control. Two-thirds of the retention bonus will be paid upon the Company’s execution of a definitive agreement that, if consummated, would result in a change in control, and the remaining one-third would be paid immediately prior to the closing of such change in control, so long as for each payment Mr. Jabbour has not resigned without good reason nor been terminated by the Company for cause (each as defined in the employment agreement). If Mr. Jabbour resigns for good reason or is terminated by the Company other than for Cause, he will be entitled to the retention bonus (or any remaining portion thereof), payable within ten days following such termination and in any event not later than immediately prior to the closing of a change in control. Mr. Jabbour received $150,000 of his 2025 annual bonus in January 2026 with the remaining $150,000 to be paid upon the signing of a definitive agreement related to MAT2203. If we terminate Mr. Jabbour’s employment without cause or Mr. Jabbour resigns with good reason (absent a change of control), we are required to pay him severance of up to twelve months of his base salary plus COBRA benefits for twelve months, and his target annual bonus for the year pro rated to the date of termination. In addition, the vesting of 50% of his outstanding options issued prior to December 31, 2021 will be accelerated in full upon such termination and Mr. Jabbour will be provided with an extension through two years after the separation date of the exercise period for his vested stock options. If we terminate Mr. Jabbour’s employment without cause during the 24-month period immediately following a change of control or Mr. Jabbour resigns with good reason during the 24-month period immediately following a change of control, we are required to pay him severance of 18 months of his base salary and 1.5 times his target annual bonus plus 18 months of COBRA benefits. In addition, his outstanding options will be vested in full and Mr. Jabbour will be provided with an extension through two years after the separation date of the exercise period for his vested stock options. Mr. Jabbour is also subject to a customary non-disclosure agreement, pursuant to which Mr. Jabbour has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment.

Kucinski

On December 31, 2018, we entered into an employment agreement with Mr. Kucinski which was effective as of January 2, 2019, as subsequently amended on March 3, 2023 and April 30, 2025. Under the terms of Mr. Kucinski’s employment agreement, Mr. Kucinski’s base salary was $250,000 per year, and was $416,000 at the time of his resignation. In addition, Mr. Kucinski was eligible to receive an annual bonus, which is targeted at 40% of his base salary but which may be adjusted by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Kucinski was also eligible to receive option grants at the discretion of our Compensation Committee. In addition, Mr. Kucinski was entitled cash retention bonus in the event of a change in control of the Company, as such term is defined in the employment agreement, on or before March 31, 2026, equal to the greater of (i) Mr. Kucinski’s target annual bonus for the fiscal year in which the change in control occurs, or (ii) $166,400 if Mr. Kucinski remained employed with the Company through the date that of such change in control. If we terminated Mr. Kucinski’s employment without cause or Mr. Kucinski resigned with good reason, we would have been required to pay him severance of up to twelve months of his base salary plus benefits. In addition, the vesting of 50% of his outstanding options issued prior to December 31, 2021 would have been accelerated in full upon such termination. If we terminated Mr. Kucinski’s employment without cause during the 12-month period immediately following a change of control or Kucinski resigned with good reason during the 12-month period immediately following a change of control, we would have been required to pay him severance of 12 months of his base salary and his target annual bonus plus 12 months of COBRA benefits. In addition, his outstanding options would have been vested in full. Mr. Kucinski was also subject to a customary non-disclosure agreement, pursuant to which Mr. Kucinski has agreed to be subject to a non-compete during the term of her employment and for a period of eighteen months following termination of his employment.

On November 18, 2025, Mr. Kucinski resigned from his position as Chief Financial Officer, effective January 17, 2026. Mr. Kucinski was not entitled to a retention bonus or severance under his employment agreement.

Ferguson

On February 22, 2019, we entered into an employment agreement with Mr. Ferguson which was effective as of February 25, 2019, as subsequently amended on March 3, 2023. Mr. Ferguson’s employment with the Company was terminated without cause in October 2024, and Mr. Ferguson was eligible to receive the severance benefits described below for a termination by us without cause. Under the terms of Mr. Ferguson’s employment agreement, Mr. Ferguson’s base salary was $375,000 per year, and was $468,000 at the time of his termination. Mr. Ferguson was eligible to receive an annual bonus, targeted at 40% of his base salary and subject to adjustment by our Compensation Committee based on his individual performance and our performance as a whole. Mr. Ferguson was also eligible to receive option grants at the discretion of our Compensation Committee. Under the terms of his employment agreement, if Mr. Ferguson’s employment was terminated by us without cause or by Mr. Ferguson with good reason, we are required to pay him severance of up to twelve months of his base salary plus benefits. In addition, the vesting of 50% of his outstanding options issued prior to December 31, 2021 was accelerated in full upon such termination. Under the terms of his employment agreement, if we terminated Mr. Ferguson’s employment without cause during the 12-month period immediately following a change of control or Mr. Ferguson resigned with good reason during such period, we were required to pay him severance of 12 months of his base salary and his target annual bonus plus 12 months of COBRA benefits. In addition, his outstanding options would be vested in full. Mr. Ferguson is also subject to a customary non-disclosure agreement, pursuant to which Mr. Ferguson has agreed to be subject to a non-compete during the term of his employment and for a period of eighteen months following termination of his employment. All severance payments have been made to Mr. Ferguson as of October 31, 2025.

Outstanding Equity Awards at Fiscal Year-End Table – 2025

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2025.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jerome D. Jabbour	-	70,100	$0.59	Apr 29, 2035
	36,457	33,544	$12.35	Dec 14, 2033
	30,653	9,114	$26.50	Dec 19, 2032
	33,163	-	$46.00	Dec 13, 2031
	32,001	-	$68.00	Dec 31, 2030
	20,001	-	$113.50	Dec 31, 2029
	15,001	-	$54.00	Feb 10, 2029
	20,000	-	$49.02	Mar 21, 2028
	8,001	-	$166.00	Feb 20, 2027
	7,001	-	$21.50	Feb 4, 2026

Keith Kucinski	10,417	9,584	$12.35	Dec 14, 2033
	9,636	2,865	$26.50	Dec 19, 2032
	10,001	-	$46.00	Dec 13, 2031
	10,001	-	$68.00	Dec 31, 2030
	7,001	-	$113.50	Dec 31, 2029
	5,501	-	$54.00	Feb 10, 2029
	5,000	-	$30.50	Jan 1, 2029

2013 Equity Compensation Plan

General

2013 Plan

On August 2, 2013, our Board adopted the 2013 Equity Compensation Plan (as amended to date, the “2013 Plan”) pursuant to the terms described herein. The 2013 Plan was approved by the stockholders on August 7, 2013. Effective May 8, 2014, upon the approval of our Board and our stockholders, we amended and restated the 2013 Plan, primarily to include “evergreen” provisions, which provided that the number of shares of common stock available for issuance under the 2013 Plan is subject to an automatic annual increase on January 1 of each year beginning in 2015; to amend the definition of “fair market value”; and to increase the limits on awards under the Plan. The 2013 Plan, which expired on May 7, 2024, provided for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights. No additional awards will be made under the 2013 Plan.

2025 Plan

On April 30, 2025, the Board, subject to the approval of our stockholders, which was received on June 23, 2025, adopted a new 2025 Equity Incentive Plan (the “2025 Plan”) to succeed the 2013 Plan. The general purpose of the 2025 Plan is to provide an incentive to our employees, directors, consultants and advisors by enabling them to share in the future growth of our business. The term of the 2025 Plan is 10 years.

As of December 31, 2025, there were 116,500 options outstanding and 646,548 remaining shares available for grant under the 2025 Plan, and there are 434,334 awards, including both restricted stock grants and option grants, issued and exercised under the 2013 Plan.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with our annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards in connection with our conducting and completing such annual review, which typically occurs in approximately the fourth quarter of each year. Equity awards were awarded to our non-employee directors pursuant to our 2013 Plan and 2025 Plan. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants may be tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date), and in other cases such grants may be awarded at the same time with other annual grants. As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

As required by SEC rules, the following table presents information regarding awards issued to our Named Executive Officers in fiscal year 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award	Grant Date Fair Value of the Award (1)	Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material Nonpublic Information
Jerome D. Jabbour	4/30/2025	70,100	$0.59	$57,044	4.92%

(1)	Amount reflects the grant date fair value of option awards granted in accordance with Accounting Standards Codification Topic 718. This amount does not correspond to the actual value that will be recognized by the named executive officer.

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

Director Compensation Table – 2025

The following table summarizes the annual compensation for our non-employee directors during 2025 and for each who resigned from our Board during 2025.

Name	Cash Compensation ($)
Herbert Conrad	6,321
Eric Ende	16,019
Natasha Giordano	12,736
James S. Scibetta	4,375
Matthew Wikler	10,889
Evelyn D’An (1)	62,867
Edward Neugeboren (1)	54,563
Keith Murphy (1)	51,733
Robin Smith (1)	54,154

(1) As of December 31, 2025, Ms. D’ An, Mr. Neugeboren, Mr. Murphy and Ms. Smith each held options to purchase 11,600 shares of common stock.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board is currently composed of the following two non-employee directors: Edward Neugeboren, Chair, and Keith Murphy. No member of the Compensation Committee is or was formerly an officer or an employee of the Company during the last fiscal year. In addition, no executive officer of the Company serves on the Compensation Committee or board of directors of a company for which any of the Company’s directors serve as an executive officer. See Item 13.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 16, 2026 by:

●	each of our stockholders who is known by us to beneficially own 5% or more of our common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our directors and current executive officers as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on 6,406,191 shares outstanding as of March 16, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, March 16, 2026 are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Matinas BioPharma Holdings, Inc., 1545 Route 206 South, Suite 302, Bedminster, NJ 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

5% Stockholders
David E. Lazar (1)	545,000		8.51%
Sanitam Partners LLC (2)	687,359	(3)	9.99%
Directors and Named Executive Officers
Jerome D. Jabbour	231,157	(4)	3.49%
Evelyn D’An	11,600	(5)	*	%
Keith Murphy	11,600	(6)	*	%
Edward Neugeboren	11,600	(7)	*	%
Robin Smith	11,600	(8)	*	%
Keith A. Kucinski	59,447	(9)	*	%
James Furgurson	-		-
Directors and Current Executive Officers as a group (5 persons)	277,557	(10)	4.16%

* Less than 1%

(1) Based solely on information contained in a Schedule 13G filed on August 19, 2025. The address of David E. Lazar is 44, Tower 100, The Towers, Winston Churchill, San Francisco, Paitilla, Panama City, Panama 07196.

(2) Based on information contained in a Schedule 13D/A filed on April 10, 2025 by Sanitam Partners LLC, Adam K Stern, Platinum Point Capital, LLC, Brian Freifeld, Pembroke & Partners LLC and Robert J. Eide and other information known to the Company.

(3) Includes (i) 28,260 shares of common stock owned by Mr. Stern, (ii) 118,577 shares of common stock owned by A.K.S. Family Partners LP (“AKSLP”), (ii) 26,500 shares of common stock owned by AKS Family Foundation (“AKS”), (iii) 21,350 shares of common stock owned by Stern Aegis Ventures, LLC Defined Benefit Plan for the Benefit of Adam K Stern, (iv) 6,000 shares of common stock owned by Pavillion Capital Partners LLC, (v) 6,000 shares of common stock owned by Piper Venture Partners LLC, (vi) 1,000 shares of common stock owned by IRA Adam K Stern - Rollover IRA, (vii) 3,000 shares of common stock owned by Stern Aegis Ventures LLC 401k Plan for the Benefit of Adam K Stern and (viii) 476,672 shares of common stock issuable upon exercise of Preferred Stock and 2025 Warrants beneficially held by Sanitam Partners LLC. Platinum Point Capital, LLC and Pembroke & Partners LLC. Excludes shares of common stock underlying the Preferred Stock and 2025 Warrants, which are subject to a beneficial ownership blocker. Mr. Stern has voting and investment control of the securities held by AKSLP, AKS, Stern Aegis Ventures, LLC Defined Benefit Plan for the Benefit of Adam K Stern, Pavillion Capital Partners LLC, Piper Venture Partners LLC,. IRA Adam K Stern - Rollover IRA, Stern Aegis Ventures LLC 401k Plan for the Benefit of Adam K Stern and Sanitam Partners LLC. Brian Freifeld has voting and investment control of the securities held by Platinum Point Capital, LLC. Robert J. Eide has voting and investment control of the securities held by Pembroke & Partners LLC.

(4) Includes 221,950 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 16, 2026. Does not include 86,085 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of March 16, 2026.

(5) Includes 11,600 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 13, 2026.

(6) Includes 11,600 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 16, 2026.

(7) Includes 11,600 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 16, 2026.

(8) Includes 11,600 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 16, 2026.

(9) Includes 57,557 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 16, 2026.

(10) See notes (4), (5), (6), (7) and (8).

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholders	457,219	(1)	$34.76	(1)	646,548
Equity compensation plans not approved by stockholders	—		—		—
Total	457,219		$34.76		646,548

(1)	The amounts include securities issued under the 2013 Plan and the 2025 Plan.

(2)	In accordance with the “evergreen” provision in our 2025 Plan, an additional 256,248 shares were automatically made available for issuance on the first trading day of 2026, which represents 4.0% of the number of shares outstanding on December 31, 2025; these shares are excluded from this calculation. The 2013 Plan expired and no further grants will be made thereunder.

Item 13.	Certain Relationships, Related Transactions, And Director Independence

Certain Relationships and Related Party Transactions

The following is a description of transactions since January 1, 2024, and each currently proposed transaction in which:

●	the amounts involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

2025 Offering

On February 13, 2025, we entered into the February 2025 Agreement with the February 2025 Investors, pursuant to which we agreed to issue and sell, in a private placement, an aggregate of 3,300 shares of Preferred Stock, initially convertible into up to 5,631,404 shares of our common stock, with a stated value of $1,000 per share, and 2025 Warrants to purchase up to an aggregate of 200% of the shares of common stock into which the shares of Preferred Stock are initially convertible, or 11,262,808 shares of common stock, for an offering price of $1,000 per share of Preferred Stock and accompanying 2025 Warrants (the “2025 Private Placement”).

Pursuant to the February 2025 Agreement, on February 13, 2025, we issued and sold in an initial closing 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds of $1.65 million. On April 4, 2025, we obtained stockholder approval for the issuance of the Preferred Stock and 2025 Warrants, as required by the rules and regulations of NYSE American, including Section 713 of the NYSE American Company Guide, and issued and sold, in a second closing, an additional 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds of $1.65 million.

Pursuant to the February 2025 Agreement, until such time as the February 2025 Investors no longer own at least 10% of the outstanding shares of common stock on a fully diluted, as-converted basis, the February 2025 Investors will be entitled to nominate one director to serve on the Board, who is initially Dr. Smith. Until such time as the February 2025 Investors no longer own at least 30% of the outstanding shares of common stock on a fully diluted, as-converted basis, the February 2025 Investors are entitled to nominate one additional director to serve on the Board.

Sanitam Partners LLC, a current holder of more than 5% of our common stock, purchased 1,406 shares of Preferred Stock and 2025 Warrants to purchase 4,798,636 shares of common stock in the 2025 Private Placement.

Pembroke & Partners LLC, a current holder of more than 5% of our common stock, purchased 984 shares of Preferred Stock and 2025 Warrants to purchase 3,358,364 shares of common stock in the 2025 Private Placement.

Platinum Point Capital LLC, a current holder of more than 5% of our common stock, purchased 410 shares of Preferred Stock and 2025 Warrants to purchase 1,399,320 shares of common stock in the 2025 Private Placement.

HEZBAY Holdings LLC, a former holder of more than 5% of our common stock purchased 500 shares of Preferred Stock and 2025 Warrants to purchase 1,706,488 shares of common stock in the 2025 Private Placement.

April 2024 Offering

On April 2, 2024, we entered into a securities purchase agreement (the “April 2024 Purchase Agreement”) with certain institutional investors, pursuant to which we issued and sold an aggregate of: (i) 666,667 shares of common stock and (ii) warrants to purchase up to 666,667 shares of common stock The offering price per share and accompanying warrant was $15.00. Pursuant to the April 2024 Purchase Agreement, affiliates of Highbridge Capital Management, LLC, a former holder of more than 5% of our common stock, purchased 466,666 shares of common stock and warrants to purchase 466,666 shares of common stock, for $7.0 million. On August 15, 2025, we entered into Warrant Exchange Agreements (the “Exchange Agreements”) with affiliates of Highbridge Capital Management, LLC. Pursuant to the Exchange Agreements, on August 15, 2025, the Company issued to affiliates of Highbridge Capital Management, LLC one share of common stock for each April 2024 Warrant held, for an aggregate of 466,666 shares of common stock.

Indemnification Agreements

We entered into indemnification agreements with certain of our directors and executive officers. The indemnification agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The indemnification agreements also provide for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The indemnification agreement set forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that apply to any dispute between us and an indemnitee arising under the Indemnification Agreements.

Policies and Procedures for Related Party Transactions

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, which we refer to collectively as related parties, are not permitted to enter into a transaction with us without the prior consent of our Board acting through the audit committee or, in certain circumstances, the chairman of the audit committee. Any request for us to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to our audit committee, or in certain circumstances the chairman of our audit committee, for review, consideration and approval. In approving or rejecting any such proposal, our audit committee, or the chairman of our audit committee, is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related party’s interest in the transaction.

Director Independence

Based on information requested from and provided by each of our directors, the Board has determined that Messrs. Keith Murphy and Edward Neugeboren and Mses. Evelyn D’An and Robin L. Smith are “independent directors” as such term is defined in the rules of the NYSE American corporate governance requirements and Rule 10A-3 promulgated under the Exchange Act of 1934. Mr. Jabbour is not an independent director under these rules because he is an executive officers of the Company. Each of Messrs. Herbert Conrad, Eric Ende, James Scibetta and Matthew Wikler and Ms. Natasha Giordano, who served as directors during 2025 and resigned in 2025, were determined to be “independent directors.”

Item 14.	Principal Accounting Fees And Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and 2024, by EisnerAmper LLP, the Company’s independent registered public accounting firm.

	Years Ended December 31,
	2025	2024
Audit Fees	$279	$255
Audit-Related Fees	—	—
Tax Fees	—	—
Total Fees	$279	$255

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

Part IV

Item 15.	Exhibits And Financial Statement Schedules

Exhibit No.	Description

2.1	Merger Agreement, dated July 11, 2013, by and among the Company, Matinas Merger Sub, Inc., and Matinas BioPharma, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
2.2	Agreement and Plan of Merger with Aquarius Biotechnologies, Inc., a Delaware corporation, Saffron Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company and J. Carl Craft, as the stockholder representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2015).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation , dated October 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Amendment of Certificate of Incorporation, dated August 30, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2024.
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2025).
3.7	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2025).
3.8	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).
4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017).
4.2	Description of Securities.*
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2024).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).
4.5	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.1	Matinas BioPharma Holdings, Inc. Amended and Restated 2013 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015). †
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).†
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014). †
10.5	Lease, effective as of November 4, 2013, by and between the company and A-K Bedminster Associates, L.P. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
10.6	Amended and Restated Exclusive License Agreement dated as of January 29, 2015, by and between Rutgers, the State University of New Jersey and Aquarius Biotechnologies, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).+
10.7	Lease Agreement, dated as of December 15, 2016, by and between CIP II/AR Bridgewater Holdings LLC, and Matinas BioPharma Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2017).
10.8	Employment Agreement, dated March 22, 2018, between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 27, 2018).†
10.9	Employment Agreement, dated January 3, 2019, between Matinas Biopharma Holdings, Inc. and Keith Kucinski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019).†
10.10	Employment Agreement, dated February 25, 2019, between Matinas Biopharma Holdings, Inc. and James J. Ferguson III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2019). †
10.11	At-The-Market Sales Agreement, dated July 2, 2020, between Matinas BioPharma Holdings, Inc. and BTIG, LLC (incorporated by reference to Exhibit 1.02 to the Company’s Registration Statement on Form S-3 filed with the SEC on July 2, 2020).
10.12	Therapeutic Development Award Agreement, dated November 19, 2020, between Matinas BioPharma Holdings, Inc. and the Cystic Fibrosis Foundation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021).
10.13	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Jerome Jabbour (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023).†
10.14	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Theresa Matkovits (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023).†
10.15	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and Keith Kucinski (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023).†
10.16	Amendment to Employment Agreement, dated March 3, 2023, between Matinas Biopharma Holdings, Inc. and James Ferguson (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023).†
10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).
10.18	Amendment to Employment Agreement, dated as of April 30, 2025, between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2025). †
10.19	Amendment to Employment Agreement, dated as of April 30, 2025, between the Company and Keith Kucinski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2025). †
10.20	Matinas BioPharma Holdings, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2025). †

10.21	Form of Warrant Exchange Agreement, dated August 15, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2025).
10.22	Third Amendment to Employment Agreement, dated as of December 12, 2025, between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2025). †
19.1	Matinas BioPharma Holdings Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
21.1	Subsidiaries Index*
23.1	Consent of EisnerAmper LLP.*
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification.**
97.1	Matinas BioPharma Holdings, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).
101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2025 and 2024; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024; and (v) Notes to Consolidated Financial Statements.*
104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
†	Indicates a management contract or compensation plan, contract or arrangement.
*	Filed herewith.
**	The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Matinas Biopharma Holdings, Inc. under the Securities Act or the Exchange Act of whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bedminster, State of New Jersey on March 31, 2026.

MATINAS BIOPHARMA HOLDINGS, INC.

By:	/s/ Jerome D. Jabbour
Name:	Jerome D. Jabbour
Title:	Chairman, Chief Executive Officer, President & Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Jerome D. Jabbour	Chairman, Chief Executive Officer, President & Interim Chief Financial Officer	March 31, 2026
Jerome D. Jabbour	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Evelyn D’An	Director	March 31, 2026
Evelyn D’An

/s/ Keith Murphy	Director	March 31, 2026
Keith Murphy

/s/ Edward Neugeboren	Director	March 31, 2026
Edward Neugeboren

/s/ Robin L. Smith	Director	March 31, 2026
Robin L. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Matinas BioPharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matinas BioPharma Holdings, Inc. and Subsidiaries as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In-process Research and Development

As described in Notes 3, 7, and 12 to the financial statements, In-process Research and Development ("IPR&D") is tested for impairment on an annual basis, or more frequently if indicators of impairment exist. Impairment exists if the carrying value of the IPR&D exceeds its fair value. The Company performed a quantitative assessment as of December 31, 2025, and estimated the fair value of the IPR&D with the income approach using a discounted cash flow method. Management's cash flow projections included significant judgments and assumptions relating to the plans contemplated for the commercialization of the IPR&D, along with the amount and timing of projected future cash flows and discount rates.

We identified the impairment assessment of IPR&D as a critical audit matter due to the significant judgment by management when developing the fair value estimates. This led to a high degree of auditor judgment and subjectivity and effort in performing procedures and evaluating management's significant assumptions related to amount and timing of projected future cash flows and discount rates. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) understanding management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cashflow model used by management; and (iii) evaluating the reasonableness of the significant assumptions used by management related to the amount and timing of projected future cash flows and discount rates. Evaluating management's assumptions related to the amount and timing of projected future cash flows and discount rates involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model, (ii) the reasonableness of the discount rates assumption, and (iii) the appropriateness of probability and assumptions used in evaluating the reasonableness of the fair value of the IPR&D asset.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2011.

EISNERAMPER LLP

Iselin, New Jersey

March 31, 2026

Matinas BioPharma Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	December 31,
	2025	2024
ASSETS:

Current assets:
Cash and cash equivalents	$3,999	$7,284
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	26	691
Total current assets	4,075	8,025

Non-current assets:
Leasehold improvements and equipment - net	138	468
Operating lease right-of-use assets - net	531	1,680
Finance lease right-of-use assets - net	4	8
In-process research and development	2,260	2,260
Restricted cash - security deposit	200	200
Total non-current assets	3,133	4,616
Total assets	$7,208	$12,641

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$315	$95
Accrued expenses and other liabilities	452	1,805
Operating lease liabilities - current	694	761
Financing lease liabilities - current	2	5
Total current liabilities	1,463	2,666

Non-current liabilities:
Deferred tax liability	257	257
Operating lease liabilities - net of current portion	653	2,116
Financing lease liabilities - net of current portion	5	12
Total non-current liabilities	915	2,385
Total liabilities	2,378	5,051

Stockholders’ equity:
Series C Convertible preferred stock, stated value $1,000 per share, par value $0.0001 per share, 10,000,000 shares authorized at December 31, 2025 and 2024; 3,155 and 0 issued and outstanding as of December 31, 2025 and 2024, respectively. Liquidation preference of $3,155,000 as of December 31, 2025.	—	—
Common stock par value $0.0001 per share, 500,000,000 and 250,000,000 shares authorized at December 31, 2025 and 2024, respectively; 6,406,191 and 5,086,985 issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	215,616	207,413
Accumulated deficit	(210,787)	(199,824)
Total stockholders’ equity	4,830	7,590
Total liabilities and stockholders’ equity	$7,208	$12,641

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024
Costs and Expenses:
Research and development	$85	$11,433
General and administrative	6,875	8,729
Impairment charges of goodwill and other intangible assets	—	2,093
Impairment charges of other assets	—	2,338

Total costs and expenses	6,960	24,593

Loss from operations	(6,960)	(24,593)
Change in fair value of warrant liability	(3,161)	—
Gain on sale of assets	37	—
Other (expenses)/income, net	(261)	262

Loss before tax	$(10,345)	$(24,331)

Income tax benefit	—	80

Net loss	$(10,345)	$(24,251)
Deemed dividend relating to warrant exchange	(618)	—
Net loss attributable to common shareholders	$(10,963)	$(24,251)

Net loss per share – basic and diluted	$(2.00)	$(4.98)

Weighted average common shares outstanding:
Basic and diluted	5,474,129	4,865,829
Other comprehensive gain, net of tax
Unrealized gain on securities available-for-sale	—	221
Other comprehensive gain, net of tax	—	221
Comprehensive loss	$(10,345)	$(24,030)

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except for share data)

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares*	Amount	Capital	Deficit	(loss)/Income	Equity
Balance, December 31, 2023	—	$—	4,345,291	$—	$195,040	$(175,573)	$(221)	$19,246
Stock-based compensation	—	—	—	—	3,195	—	—	3,195
Issuance of common stock and warrants in public offering, net of stock issuance cost ($877)	—	—	671,033	1	9,178	—	—	9,179
Issuance of common stock in reverse stock split	—	—	70,661	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	221	221
Net loss	—	—	—	—	—	(24,251)		(24,251)
Balance, December 31, 2024	—	$—	5,086,985	$1	$207,413	$(199,824)	$—	$7,590
Stock-based compensation	—	—	—	—	1,023	—	—	1,023
Issuance of preferred stock and warrants in public offering, net of stock issuance costs ($29)	3,300	—	—	—	330	—	—	330
Reclassification of warrants from liability to equity	—	—	—	—	6,103	—	—	6,103
Issuance of Common Stock in exchange for warrants	—	—	466,666	—	618	—	—	618
Deemed dividend	—	—	—	—	—	(618)	—	(618)
Issuance of Common Stock upon conversion of preferred stock	(145)	—	247,440	—	—	—	—	—
Issuance of Common Stock upon exercise of warrants	—	—	605,100	—	129	—	—	129
Net loss	—	—	—	—	—	(10,345)		(10,345)
Balance, December 31, 2025	3,155	$—	6,406,191	$1	$215,616	$(210,787)	$—	$4,830

*	Adjusted to reflect the impact of the 1-for-50 reverse stock split effective as of August 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,345)	$(24,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	365
Net gain on disposal of assets	(37)	—
Stock-based compensation expense	1,023	3,195
Loss on operating lease right-of-use assets modification	241	—
Amortization of operating lease right-of-use assets	420	602
Amortization of finance lease right-of-use assets	4	5
Amortization of bond premium	—	(17)
Change in fair value of warrant liability	3,161	—
Impairment charges of goodwill and other intangible assets	—	2,093
Impairment charges of other assets	—	2,338
Income tax benefit	—	(84)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	665	587
Accounts payable	220	(419)
Accrued expenses and other liabilities	(1,353)	356
Operating lease liabilities	(1,042)	(655)
Net cash used in operating activities	(7,011)	(15,885)

Cash flows from investing activities:
Proceeds from sale of assets	335	—
Purchases of marketable debt securities	—	(8,437)
Proceeds from sales of marketable debt securities	—	17,645
Net cash provided by investing activities	335	9,208

Cash flows from financing activities:
Gross proceeds from private placement of preferred stock and common stock warrants	3,300	—
Transaction costs paid pursuant to private placement	(29)	—
Net proceeds from exercise of warrants	129	—
Net proceeds from public offerings of common stock and warrants	—	9,179
Payments of capital lease liability – principal	(9)	(5)
Net cash provided by financing activities	3,391	9,174

Net (decrease)/increase in cash, cash equivalents and restricted cash	(3,285)	2,497
Cash, cash equivalents and restricted cash at beginning of period	7,534	5,037

Cash, cash equivalents and restricted cash at end of period	$4,249	$7,534

Supplemental non-cash financing and investing activities:
Reclassification of warrants from liability to equity	$6,103	$—
Unrealized gain on marketable debt securities	$—	$221
Exchange of warrants for shares of common stock	$618	$—
Reduction of right-of-use assets and lease liabilities on lease termination	$488	—

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

Following an 80% reduction in workforce implemented in late October 2024, the Company has been reassessing its strategic plan while implementing a cost-cutting strategy and paused further clinical development of MAT2203 with the goal of consummating a licensing, sale or other similar transaction as soon as possible to advance the development of MAT2203 into Phase 3. In addition, the Company continues to engage with the FDA to keep the MAT2203 Investigational New Drug Application (“IND”) active and is actively maintaining and prosecuting intellectual property relating to MAT2203 and to the LNC Platform generally as well as maintaining all of its obligations under its license agreement with Rutgers University. The Company also continues to support the patients in its Expanded/Compassionate Use Access Program with the assistance of outside medical clinician consultants, although the Company is no longer supplying patients with MAT2203. As a result of the reduction in force, the Company has paused the internal development of a pipeline of products utilizing the LNC Platform as it evaluates strategic alternatives for those early-stage programs in oncology and inflammatory diseases.

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

Note 2 – Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through December 31, 2025, the Company had an accumulated deficit of $210,787. The Company’s net loss for the years ended December 31, 2025 and 2024 was $10,345 and $24,251, respectively.

The Company expects operating expenses to be lower in the near term compared to recent years until such time as it is able to consummate a licensing, sale or other similar transaction with a prospective partner that will provide funding to support initiation of the Phase 3 registration trial for MAT2203 and advancement of the LNC Platform delivery technology. The Company expects that its research and development expenses will increase if it moves forward with additional clinical studies for its current product candidates and development of additional product candidates. If the Company obtains U.S. Food and Drug Administration (“FDA”) approval for one or more of its product candidates, the Company expects that its expenses will continue to increase once the Company reaches commercial launch. As a result, the Company expects to continue to incur substantial losses for the foreseeable future.

As of December 31, 2025, the Company had cash and cash equivalents of $3,999 and restricted cash of $250. The Company does not believe that the cash and cash equivalents on hand are sufficient to fund planned operations beyond the next twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

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

Significant items subject to such estimates and assumptions include, but are not limited to, the Company’s research and development expenses and the assessment of the impairment of long-lived assets, including goodwill, intangible assets, other long-lived assets and the fair value of the Company’s warrant liability.

Segment and geographic information

Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures was adopted by the Company during the year ended December 31, 2024. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items with description of composition, and disclosure of the title and position of the CODM.

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

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in this Summary of Significant Accounting Policies. The Company’s method for measuring segment profitability includes net income(loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income (loss) as reported on the Company’s consolidated statement of operations. The significant assets and expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated balance sheet, statement of operations. The measure of segment assets is reported in the consolidated balance sheet as total assets. Segment revenues and expenses are identical to that disclosed in the accompanying consolidated statement of operations and comprehensive loss.

The adoption of these disclosure requirements did not have a material impact on its consolidated financial statements and related disclosures.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash and cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable debt securities. Cash and cash equivalents consisted of cash in bank checking and savings accounts, money market funds and short-term U.S. treasury bonds that mature within three months of settlement date. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. Restricted cash represents funds the Company is required to support a letter of credit to cover building operating leases. For a complete disclosure of the Company’s cash, cash equivalents and restricted cash, see Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Debt Securities.

Marketable Debt Securities

Marketable debt securities, all of which were available-for-sale, consisted of U.S. treasury bonds, U.S. government notes and corporate debt securities and were carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive loss, except for losses from impairments which are determined to be other-than-temporary. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. The Company reviewed its portfolio of available-for-sale debt securities, using both qualitative and quantitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. Realized gains and losses and declines in value judged to be other-than-temporary are included in the determination of net loss and are included in other income, net. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in other income, net. For a complete disclosure of the Company’s marketable debt securities, see Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Debt Securities.

Concentration of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable debt securities. The Company’s investment policy is to invest only in institutions that meet high credit quality standards and establishes limits on the amount and time to maturity of investments with any individual counterparty. Balances are maintained at U.S. financial institutions and may from time to time exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250 per depositor, per insured bank for each account ownership category. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2025 and 2024.

Leasehold improvements and equipment

Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization, and impairment. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years, except for certain equipment that has been reduced to salvage value in connection with the Company’s impairment analysis and is no longer being depreciated, see Note 12 – Impairment Charges. Capitalized costs associated with leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease.

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

During the fourth quarter of 2024, the Company identified impairment indicators for its goodwill and other intangible assets, primarily due to the terminated partnership negotiations for the future development & commercialization of MAT2203 and subsequent cost-cutting measures. The Company completed the required quantitative impairment test which resulted in recognizing a full non-cash impairment charge equal to the carrying amount of goodwill and a partial impairment charge related to IPR&D. See Notes 7 - Goodwill and Other Intangible Assets and 12 – Impairment Charges. The Company elected to perform a quantitative analysis as of December 31, 2025 and determined that no impairment charges needed to be recorded related to IPR&D.

Long-lived assets

The Company reviews leasehold improvements and equipment, operating lease right-of-use assets and other long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by comparing its carrying amount with the future net undiscounted cash flows the assets expected to generate. If such assets are considered to be impaired, the impairment is measured as the difference between the carrying amount of the assets and the Level 3 fair value of assets using the present value of the future net cash flows generated by the respective long-lived assets.

Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, estimated cost structure and operating expense, weighted average costs of capital, and future market conditions, market rental rate, among others.

Following a triggering event in the fourth quarter of 2024, the Company completed an impairment test for long-lived assets, which resulted in non-cash impairment charges. See Note 12 – Impairment Charges. There was a triggering event in September 2025, and management performed a quantitative analysis and concluded that no additional impairment was necessary. The Company did not record an impairment charge related to its long-lived assets during the year ended December 31, 2025.

Leases

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 842, “Leases”, establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. ROU assets are evaluated for impairment as a long-lived asset. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. For a complete disclosure of the Company’s leases, see Note 9 – Leases.

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

The Company adopted the provisions of ASC 740-10 and has analyzed its filing positions in 2025 and 2024 in jurisdictions where it may be obligated to file returns. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties as of December 31, 2025.

Since the Company incurred net operating losses in every tax year since inception, the 2015 through 2024 income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their initial valuation are subsequently made. Warrants that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expired, with any changes in the fair value between reporting periods recorded on the consolidated statement of operations. The assessment of whether the warrants are accounted for as equity-classified or liability-classified instruments is re-evaluated on a periodic basis. See Note 14 - Stockholders’ Equity for a discussion on the Company’s warrants.

Stock-based compensation

Stock-based compensation to employees consists of stock option grants. The Company accounts for stock-based compensation under the provisions of ASC 718-10, Compensation – Stock Compensation, which requires all share-based payments to employees, non-employees and directors, including grants of stock options and restricted shares, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values on the date of grant over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues stock option awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company classifies stock-based compensation expense in the same manner in which the awards recipient’s payroll or service provider’s costs are classified.

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

Net Loss Per Share

The following table sets forth the computation of basic and dilutive net loss per share:

	Years Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(10,345)	$(24,251)
Adjustment for deemed dividend (*)	(618)	—
Adjusted net loss used for basic and diluted calculation	$(10,963)	$(24,251)

Denominator:
Weighted-average common shares, basic and diluted	5,474,129	4,865,829
Net loss per common share:
Basic and diluted	$(2.00)	$(4.98)

(*)	Deemed dividend represents the excess of fair value of common stock issued over the fair value of warrants immediately prior to exchange, which reduces income available to common stockholders used for the basic and diluted net loss per common share calculation.

Basic and diluted net loss per common share

Net loss per share information is determined using the two-class method. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company’s convertible preferred stock and outstanding warrants participate in any dividends declared by the Company on common stock on a one-for-one basis and are therefore considered to be participating securities. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by adjusting net loss per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period including potential dilutive common shares. For purposes of this calculation, outstanding options and warrants to purchase common stock, and shares of convertible preferred stock are considered potential dilutive common shares. The Company has generated net loss in all periods presented, and therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

During the years ended December 31, 2025 and 2024, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants would have an anti-dilutive effect. The reconciliation of the anti-dilutive shares as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
Stock options	457,219	687,356
Preferred stock conversion to common stock	5,383,964	—
Warrants	10,516,543	666,667
Total	16,357,726	1,354,023

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

Accrued Research and Development Expenses

As part of the process of preparing the Company’s financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. Certain of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and adjusts if necessary. The significant estimates in the Company’s accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities.

The Company bases its expense related to CROs and CMOs on its estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts the accrual or prepaid expense accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

Patent expenses

Legal fees and other direct costs incurred in obtaining and protecting patents are also expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Other comprehensive gains

Other comprehensive gains consist of net gains/(losses) and unrealized gains on marketable debt securities available-for-sale and is presented in the Consolidated Statements of Operations and Comprehensive Loss.

Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands annual disclosure requirements related to the rate reconciliation and income taxes paid disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid to be disaggregated by jurisdiction. The updated standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the update may be applied on a prospective basis with retrospective application permitted. The Company adopted the ASU on January 1, 2025 and the adoption had no material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain income expense line items (such as purchases of inventory, employee compensation, and “other expenses”) and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements and disclosures.

The Company’s management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 4 – Cash, Cash Equivalents, Restricted Cash and Marketable Debt Securities

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. Restricted cash at December 31, 2025 and 2024 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases and other purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2025, December 31, 2024 and December 31, 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$3,999	$7,284	$4,787
Restricted cash included in current/non-current assets	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$4,249	$7,534	$5,037

Marketable Debt Securities

The Company classified its investments in marketable debt securities as available-for-sale and as a current asset. The Company’s investments in marketable debt securities were carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Unrealized losses and gains were classified as other comprehensive (loss)/income and costs are determined on a specific identification basis. Realized gains and losses from marketable debt securities are recorded in other income, net. The Company did not incur any realized gains and losses during the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the Company recorded unrealized gains of $0 and $221, respectively.

The Company did not own any marketable debt securities at December 31, 2025 and 2024.

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

The Company did not have any financial assets or liabilities that were carried at fair value using the hierarchy as of December 31, 2025 and 2024. During 2025, the Company had liability classified warrants that were carried at fair value. During 2024, the Company did not have any assets or liabilities carried at fair value.

The table below presents a summary of changes in fair value of the warrant liability that was measured at fair value on a recurring basis:

Warrant Liability
Balance at December 31, 2024	$—
Issuance of warrants reported at fair value	2,942
Change in fair value	3,161
Reclassification to equity	(6,103)
Balance at December 31, 2025	$—

On February 13, 2025, the Company entered into a securities purchase agreement with certain investors and, pursuant to an initial and second closing under the agreement, issued and sold to the investors an aggregate of (i) 3,300 shares of convertible preferred stock and (ii) warrants (the “Warrants”) to purchase up to 11,262,808 shares of the Company’s common stock (see Note 14).

The Company classified the Warrants as a liability upon issuance. Accordingly, proceeds from the transaction were first allocated to the Warrants which were recorded at fair value at issuance, and any residual value allocated to preferred stock. Subsequent changes in fair value of the Warrants were recognized in the Company’s consolidated statements of operations and comprehensive loss.

On June 26, 2025, the terms of the Warrants were amended to remove the provision that provided for a potential adjustment to the Warrants that did not meet the indexation requirements. The Company determined that the Warrants then satisfied the conditions to be accounted for as equity instruments. The change in fair value of the Warrants until June 26, 2025 was recorded in the income statement and fair value of the Warrants on June 26, 2025, was reclassified to equity. There will be no subsequent measurement for the equity classified Warrants as long as the indexation and equity classification criteria continue to be met.

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

The warrant liabilities were valued on the various measurement dates during the year ended December 31, 2025 using the following range of assumptions:

Expected volatility	54.0% - 61.0%
Risk-free interest rate	3.77% – 4.39%
Stock price on valuation date	$0.52 - 0.94
Exercise price	$0.64
Dividend yield	0.00%
Expected term	4.8 - 5.0 years

Fair Values Measured on a Non-recurring Basis

The Company’s non-financial assets, such as property, plant and equipment, and intangible assets, including IPR&D, are recorded at fair value upon acquisition and are remeasured only if an impairment charge is recognized. The Company remeasured the fair value of its long-lived assets upon the occurrence of triggering events in the fourth quarter of 2024 and in the third quarter of 2025. See Note 12 - Impairment Charges for more information on the impairment losses recorded during the year ended December 31, 2025 and 2024 for assets measured on a non-recurring basis.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Equipment	$—	$1,535
Leasehold improvements	166	993
Total	166	2,528
Less: accumulated depreciation and amortization	28	2,060
Leasehold improvements and equipment, net	$138	$468

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $32 and $365, respectively. During the year ended December 31, 2025, the Company recorded net asset write-offs of $2,082, including $2,064 of related accumulated depreciation.

Assets sales and disposals

On April 19, 2025, the Company initiated a process to sell certain unused laboratory equipment that was previously impaired and carried a net book value of $280. During the year end ended December 31, 2025, the Company sold all $280 of the equipment, generating proceeds of $335 resulting in a gain of $55. In addition, the Company incurred an $18 loss on the disposal of leasehold improvements.

Impairment of Long-Lived Assets

During the fourth quarter of 2024, the Company recorded in its consolidated statement of operations and comprehensive loss a $1,090 charge for an impairment loss associated with its leasehold improvements and equipment. The Company did not record an impairment charge during the year ended December 31, 2025.

Note 7 – Goodwill and Other Intangible Assets

The following table provides the gross and net carrying value of goodwill as follows:

Amounts
Balance at December 31, 2023	$1,336
Impairment of goodwill	(1,336)
Balance at December 31, 2024	$—

The Company completed its annual impairment test for goodwill during the fourth quarter of 2024, which resulted in full impairment of the Company’s $1,336 of goodwill. The goodwill impairment is reflected in impairment charge of goodwill and other intangible assets in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. For the year ended December 31, 2025, there were no additions to goodwill.

The following table provides the gross and net carrying value of IPR&D as follows:

Amounts
Balance at December 31, 2023	$3,017
Impairment of IPR&D	(757)
Balance at December 31, 2024	$2,260
Impairment of IPR&D	—
Balance at December 31, 2025	$2,260

The Company completed its impairment test for IPR&D during the fourth quarter of 2024, which resulted in partial impairment of $757 of the Company’s of IPR&D. The IPR&D impairment is reflected in impairment charge of goodwill and other intangible assets in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company completed its quantitative impairment test for IPR&D during the fourth quarter of 2025, and noted the fair value exceeded the carrying value. Consequently, the Company did not record an IPR&D impairment charge during the year ended December 31, 2025.

Note 8 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities, summarized by major category, consist of the following for the years ended December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Severance	$—	$1,509
General and administrative expenses	452	296
Total	$452	$1,805

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

Operating lease obligations

On November 1, 2013, the Company entered into a 7-year lease for office space in Bedminster, New Jersey which commenced in June 2014 at a monthly rent of approximately $13, increasing to approximately $14 toward the end of the term. The lease was subsequently amended on September 13, 2022 to provide additional space and to extend the term of the lease until June 30, 2029 at a monthly rent of approximately of approximately $20, increasing to approximately $23 toward the end of the term. On October 3, 2025, the Bedminster lease was amended to decrease the lease term to 15 months, beginning in October 2025 and ending December 31, 2026. The amendment included a one-time payment of $323 in full satisfaction of the Company’s rental obligations through the end of the amended term date. The lease amendment also included a provision which provided the landlord the right to relocate the Company to mutually acceptable space within the building. In November 2025, the Company was moved to another space in the building which is approximately 500 square feet and approximately 94% less space than the prior leased office space. The decrease in office space generated a right-of-use asset write-off of $207. This partial lease termination resulting in the recognition of the loss in the amount of $241 in the accompanying consolidated statement of operation and comprehensive loss. There is no renewal option, no security deposit, no residual value or significant restrictions or covenants other than those customary in such arrangements. Except as expressly provided, all other terms, covenants, conditions and agreements as set forth in the lease will remain unchanged and in full force and effect.

On December 15, 2016, the Company entered into a 10-year, 3-month lease of laboratory and manufacturing space in Bridgewater, New Jersey. The lease began August 2017. The monthly rent started at approximately $43, increasing to approximately $64 in the final year. To obtain the lease, the Company provided an initial security deposit of $586 which was subsequently reduced and is currently $200 at December 31, 2025. The Bridgewater lease is currently in dispute, please see Bridgewater lease proceedings in Note: 11- Commitments and Contingencies.

The Company incurred lease expense for its operating leases of $634 and $902 for the years ended December 31, 2025 and 2024, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $420 and $602 for the years ended December 31, 2025 and 2024, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $1 and $2 for the years ended December 31, 2025 and 2024, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $4 and $5 for the years ended December 31, 2025 and 2024, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of December 31, 2025:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
2026	$781	$4
2027	678	4
Total undiscounted operating lease payments	$1,459	$8
Less: Imputed interest	112	1
Present value of operating lease liabilities	$1,347	$7

Weighted average remaining lease term in years	1.8	1.9
Weighted average discount rate	8.4%	11.6%

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

During 2025, the Company endeavoured to secure a sub-tenant for the Bridgewater facility. In the third quarter of 2025, the Company determined, due to the passage of time without securing a sub-tenant, the carrying amount of the Bridgewater facility lease right of use asset might not be recoverable. The Company performed a recoverability test by comparing the projected undiscounted future cash flows associated with the right-of-use asset to its carrying amount and concluded that the carrying amount was recoverable. The Company also assessed the asset for impairment in the fourth quarters of 2025 and concluded there were no events or circumstances where Bridgewater facility right of use asset was not recoverable. Accordingly, the Company did not record an impairment charge during the fourth quarter of 2025.

Note 10 – Research and Development Agreements

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

Note 11 – Commitments and Contingencies

Royalty payment rights

Pursuant to the terms of the Certificate of Designations of Preferences, Rights and Limitations (the “Certificate of Designations”) for our Series A Preferred Stock, the Company may be required to pay royalties of up to $35 million per year. If and when the Company obtains FDA or EMA approval of MAT2203 and/or MAT2501, which we do not expect to occur before 2030, if ever, and/or if the Company generates sales of such products, or receives any proceeds from the licensing or other disposition of MAT2203 or MAT2501, the Company will be required to pay to certain former holders of its Series A Preferred Stock, in aggregate, a royalty equal to (i) 4.5% of Net Sales (as defined in the Certificate of Designations), subject in all cases to a cap of $25 million per calendar year, and (ii) 7.5% of Licensing Proceeds (as defined in the Certificate of Designations), subject in all cases to a cap of $10 million per calendar year. The Royalty Payment Rights will expire when the patents covering the applicable product expire, which is currently expected to be in 2033.

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

Bridgewater lease proceedings

The Company filed a complaint against COE Bridgewater, LLC (its “Landlord”) in the Superior Court of New Jersey, Somerset County, Chancery Division on July 11, 2025 alleging principally that Landlord illegally locked the Company out of its leased premises in Bridgewater, New Jersey. As a result of the illegal lockout, the Company seeks (among other things) a declaration that the lease and all obligations thereunder, including rent, terminated as of the date of the lockout. On September 5, 2025, Landlord filed an answer with counterclaims, which it amended on December 12, 2025. In the counterclaims, Landlord seeks a declaration that there was no lockout, or that the lockout was justified, and therefore the lease remains in effect. Landlord also seeks damages for the Company’s alleged failure to pay approximately $205,000 in rent (as of December 31, 2025) following the lockout, and alleged conversion of certain furniture, fixtures, and equipment (FF&E) items within the premises belonging to Landlord. The amounts potentially payable under the lease have been accrued until the matter is resolved. The Company is currently in settlement negotiations with the Landlord, however there can be no assurance such a settlement will be achieved.

Legal proceedings

Besides the Bridgewater lease proceedings above, the Company is not currently a party to any legal proceedings, and the Company is not aware of any claims or actions pending or threatened against its business. In the future, the Company might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

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

In accordance with ASC 360-10, long-lived assets that are held and used are tested for impairment at the asset group level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company has historically determined that its long-lived assets are sufficiently interdependent to constitute one asset group and performed impairment testing at the reporting unit level. However, the workforce reduction implemented in October 2024 and related pause of product development activities indicates a change in the interdependency of the Company’s cash flows. The Company’s long-lived assets have subsequently been evaluated as three asset groups:

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

Indefinite-lived intangible assets

IPR&D

The Company’s indefinite-lived intangible assets are comprised of in-process research and development (“IPR&D”). For the years ended December 31, 2025 and 2024, the Company assessed IPR&D impairment by performing a quantitative analysis which involved comparing the fair value of the asset, determined using an income approach which is based on discounted cash flow techniques, to the carrying value of the asset.

During the fourth quarter of 2024, the Company identified impairment indicators for its IPR&D and recorded an impairment charge of $757, which represented the excess of the carrying value of the asset over the calculated fair value. The impairment charge has been included in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2024. The Company elected to perform a quantitative analysis to determine if its IPR&D asset was impaired as of December 31, 2025. The results of the quantitative analysis indicated the fair value of the IPR&D asset exceeded its carrying value and as such the Company did not record an impairment charge of IPR&D during the year ended December 31, 2025.

Goodwill

For the year ended December 31, 2024, the Company assessed goodwill impairment by performing a quantitative analysis for its reporting unit. As part of the quantitative review, the Company considered whether its fair value, determined as the price a market participant would be willing to pay in a potential acquisition of the Company, exceeds its carrying value, including goodwill.

During the fourth quarter of 2024, the Company identified impairment indicators for its goodwill and recorded an impairment charge of $1,336, which represented the carrying value of goodwill. The impairment charge has been included in the impairment charges of goodwill line item in the Company’s Consolidates Statement of Operations and Comprehensive Loss for the year ended December 31, 2024.

Long-lived assets

The recoverability test for the Company’s long-lived assets was performed by comparing the carrying amount of each asset group to its estimated future undiscounted pre-tax cash flows over the remaining useful life of the primary long-lived asset within each group. As a result of this analysis, the Company concluded that the carrying value of the asset group including the ROU asset associated with the Bridgewater facility lease and related leasehold improvements, and the asset group including machinery & equipment located at the Bridgewater facility, were not fully recoverable. The Company determined the fair value of the asset group which includes the ROU asset associated with the Bridgewater facility lease and related leasehold improvements using the discounted cash flow method, considering cash flows associated with a potential sublease of the facility. Significant assumptions used include estimated sublease payments, a period of vacancy before the sublease begins and expenses incurred to facilitate the sublease. The Company determined the fair value of the asset group which includes machinery & equipment at the Bridgewater facility by considering its potential salvage value, determined by estimating a salvage rate of proceeds which could be realized in the sale of equipment to a third party. These analyses led to the recognition of impairment charges totalling $2,338. The impairment charges have been included in the Impairment charges of other assets line item in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2024. An impairment test of its ROU asset associated with the Bridgewater facility lease during the third quarter of 2025 due to the identification of a triggering event. The quantitative recoverability test performed indicated the asset’s carrying value was fully recoverable. As such no additional impairment was recorded in 2025 related to this asset.

The following table provides the total amount of impairment charges of other assets as follows:

Amounts
Leasehold improvement and equipment (including amounts recorded within prepaid expenses)	$1,546
Operating and finance leases right of use assets	790
Impairment charges of other assets at December 31, 2024	$2,338

Note 13 – Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2025 and 2024, the Company does not believe any material uncertain tax positions were present. Accordingly, interest and penalties have not been accrued due to an uncertain tax position.

The components of the income tax provision are as follows:

	Year Ended December 31,
	2025	2024
Current expense (benefit):
Federal	$—	$—
State	7	4
Foreign	—	—
Total current expense (benefit):	$7	$4

Deferred expense (benefit):
Federal	$—	$(84)
State	—	—
Foreign	—	—
Total deferred expense (benefit):	$—	$(84)

Total income tax expense (benefit):	$7	$(80)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
U.S. Federal Statutory Tax Rate	$(2,171)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	6	(0.06)%
Change in Valuation Allowances	1,405	(13.59)%
Nontaxable or Nondeductible Items
Warrants	717	(6.94)%
Other	50	(0.48)%
Effective Tax Rate	$7	(0.07)%

(a)	State taxes in New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the year ended December 31, 2024 prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and federal statutory rate:

Year Ended December 31,
2024
Income at U.S. Statutory Rate	21.00%
State Taxes, net of Federal benefit	6.53%
Permanent Differences	(1.87)%
Tax Credits	0.00%
Valuation Allowance	(25.35)%
Discrete Items	0.02%
0.33%

The following table presents income taxes paid (net of refunds received) during the year ended December 31, 2025 by jurisdiction:

Year Ended December 31,
2025
U.S. federal taxes	$—
State and local taxes
Massachusetts	1
New Jersey	6
Total income taxes paid	$7

The Company has no current income taxes payable other than certain state minimum taxes which are included in general and administrative expenses. The $80 income tax benefit recognized during the year ended December 31, 2024, primarily relates to a reduction in the deferred tax liability associated with the Company’s IPR&D, which was impaired during the year.

Significant components of the Company’s deferred tax assets (liabilities) for 2025 and 2024 consist of the following:

	Year Ended December 31,
	2025	2024
Share-based Compensation	$2,931	$5,282
Depreciation and Amortization	213	451
Accrued Liability	42	279
Net Operating Loss Carry-forwards	33,362	28,270
R&D Credit Carryforwards	4,469	4,469
R&D Section 174 Costs	4,713	7,511
Other	1	31
IPR&D	(637)	(637)
ROU Asset	(151)	(476)
ROU Liability	380	811
Total Deferred tax assets	$45,323	$45,991
Valuation allowance	(45,580)	(46,248)
Net deferred tax asset (liability)	$(257)	$(257)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible and is impacted by the Company’s ability to carryforward losses to years in which the Company has taxable income. Due to the Company’s history of losses and lack of other positive evidence to support taxable income, the Company has recorded a valuation allowance against those deferred tax assets that are not expected to be realized. The valuation allowances were $45,580 and $46,248 as of December 31, 2025 and 2024, respectively, representing decrease of $668.

As of December 31, 2025, the Company had Federal net operating loss carryforwards of $38,080 which will begin to expire in 2032. In addition, the Company has federal net operating loss carryforwards of $106,217 which have an indefinite carryforward period. The Company also had federal and state research and development tax credit carryforwards of $4,469. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2032, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

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

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets. The One Big Beautiful Bill Act (the “OBBBA”) was enacted into law on July 4, 2025. Included in the OBBBA were provisions where certain research and development expenses could be immediately expensed rather than capitalized. The Company considered the effects of the OBBBA and determined there was not a material effect on the Company’s financial statements as of December 31, 2025.

Note 14 – Stockholders’ Equity

Common Stock

As of December 31, 2025, in accordance with the Certificate of Incorporation, the Company was authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, each share having a par value of $0.0001.

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

April 2024 Purchase Agreement

During the year ended December 31, 2024, the Company sold 671,033 shares of its common stock. On April 5, 2024, the Company closed a registered direct offering of 666,667 shares of its common stock and warrants to purchase up to an aggregate of 666,667 additional shares of common stock, at a combined purchase price of $15.00 per share and accompanying warrant. The Company generated gross proceeds of $10,000 and net proceeds of $9,179, after deducting underwriting discounts and commissions and other offering expenses.

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. During the year ended December 31, 2024, the Company sold 4,366 shares of its common stock generating net proceeds of $54. The Company did not sell any shares of its common stock during the year ended December 31, 2025. At December 31, 2025, the Sales Agreement’s available capacity was $44,191. As of the filing of this Form 10-K, the Company is subject to the General Instructions I.B.6 to Form S-3, known as the “baby shelf rules,” which limit the number of securities it can sell under its registration statements on Form S-3.

Preferred Stock

In accordance with the Certificate of Incorporation, the Company is authorized to issue 10,000,000 preferred shares at a par value of $0.0001.

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

The following is a summary of the principal terms of Preferred Stock:

Voting. The holders of the Preferred Stock (the “Series C Holders”) are entitled to vote with the holders of common stock, voting together as a single class, on all matters presented to stockholders. In any such vote, each share of the Preferred Stock is entitled to a number of votes equal to the Stated Value divided by $0.6393, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock.

Dividends. The Series C Holders are entitled to receive dividends on an as-converted basis, disregarding for such purpose any conversion limitations stated below, to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Preferred Stock.

Liquidation Rights. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Series C Holders are entitled to receive out of the assets available for distribution to stockholders, (i) after and subject to the payment in full of all amounts required to be distributed to the holders of another class or series of stock of the Company ranking on liquidation prior and in preference to the Preferred Stock, (ii) ratably with any class or series of stock designated as ranking on liquidation on parity with the Preferred Stock and (iii) in preference and priority to the holders of the shares of junior securities, an amount equal to one hundred percent (100%) of the Stated Value receive. If the Company’s assets are insufficient to pay in full such amounts, then the entire assets to be distributed to the Series C Holders will be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion Rights. Each share of the Preferred Stock is convertible at any time at the option of the Series C Holder thereof, into that number of shares of common stock, subject to the limitations described below, determined by dividing the Stated Value by the conversion price.

A Series C Holder will not have the right to convert any portion of its preferred stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such conversion. A holder may increase or decrease the beneficial ownership limitation up to 9.99%, provided, however, that any increase in the beneficial ownership limitation shall not be effective until 61 days following notice of such change to the Company.

Conversion Price. The conversion price for the Preferred Stock is $0.586, subject to anti-dilution adjustment.

Preemptive and Similar Rights. The Series C Holders have no preemptive or similar rights.

Redemption/Put Rights. There are no redemption or sinking fund provisions applicable to the Preferred Stock. All of the outstanding shares of the Preferred Stock are fully paid and non-assessable.

The following table summarizes the changes in Preferred Stock outstanding for the year ended December 31, 2025:

Shares
Outstanding at December 31, 2024	—
Issued	3,300
Converted to Common Stock	(145)
Outstanding at December 31, 2025	3,155

Warrants

As of December 31, 2025, the Company had outstanding warrants to purchase 10,516,543 shares of common stock, 200,001 shares at an exercise price of $17.50 per share (the “2024 Warrants”) and 10,316,542 shares at an exercise price of $0.64 (the “2025 Warrants”).

The 2024 Warrants have an exercise price of $17.50, were exercisable beginning October 2, 2024, and expire on the five-and-one-half year anniversary of the date of issuance, or October 5, 2029.

The 2025 Warrants have an exercise price of $0.64 per share. The 2025 Warrants purchased in the Initial Closing of the Private Placement became exercisable on April 4, 2025, the effective date of the Shareholder Approval and will expire five years from the effective date of the Shareholder Approval, or April 4, 2030. The 2025 Warrants purchased in the Second Closing of the Private Placement were immediately exercisable and will expire on April 8, 2030.

On August 15, 2025, we entered into Warrant Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of 2024 Warrants to purchase an aggregate of 466,666 shares of common stock. Pursuant to the Exchange Agreements, on August 15, 2025, the Company issued to the Exchanging Holders one share of common stock for each April Warrant, for an aggregate of 466,666 shares of common stock (the “Exchange Shares”), in exchange for the 2024 Warrants (the “Exchange”), in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). Following the consummation of the Exchange, the 2024 Warrants were cancelled, and no further shares are issuable pursuant to the 2024 Warrants.

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

Once exercisable, the warrants may be exercised at any time in whole or in part upon payment of the applicable exercise price until expiration of the Warrants. No fractional shares will be issued upon the exercise of the Warrants. The exercise price and the number of warrant shares purchasable upon the exercise of the warrants are subject to adjustment upon the occurrence of certain events, which may include stock dividends, stock splits, combination and reclassifications of the Company capital stock or other similar changes to the equity structure of the Company. The warrants do not have a redemption feature. They may be exercised on a cashless basis at the holder’s option and are classified as equity instruments. The warrants to purchase shares of common stock were valued on the date of issuance using the Black-Scholes option pricing model for the 2024 Warrants and the Monte Carlo Simulation model for the 2025 Warrants with the following assumptions:

2024 Warrants

Expected volatility	122.66%
Risk-free interest rate	4.38%
Stock price on date of grant	$15.00
Exercise price	$17.50
Dividend yield	0.00%
Expected term	0.5 to 5.5 years

2025 Warrants

Expected volatility	54.0% - 58.0%
Risk-free interest rate	3.84% -4.39%
Stock price on date of grant	$0.51 -0.60
Exercise price	$0.64
Dividend yield	0.00%
Expected term	5.0 years

A summary of warrants outstanding as of December 31, 2025 and 2024 were as follows:

Shares
Outstanding at December 31, 2023	—
Issued	666,667
Exercised	—
Expired	—
Outstanding at December 31, 2024	666,667
Issued	11,262,808
Exercised	(946,266)
Exchanged	(466,666)
Expired	—
Outstanding at December 31, 2025	10,516,543

Note 15 – Accumulated Other Comprehensive Income/(Loss)

The following table summarizes the changes in accumulated other comprehensive income/(loss) by components during the years ended December 31, 2024:

	Net Unrealized Gains/(Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2023	$(221)	$(221)
Net unrealized gain on securities available-for-sale	221	221
Balance, December 31, 2024	$—	$—

All components of accumulated other comprehensive income/(loss) are net of tax and there was no activity during 2025.

Note 16 – Stock-based Compensation

2013 Plan

On August 2, 2013, the Company’s Board adopted the 2013 Equity Compensation Plan (as amended to date, the “2013 Plan”) pursuant to the terms described herein. The 2013 Plan was approved by the stockholders on August 7, 2013. Effective May 8, 2014, upon the approval of the Company’s Board and its stockholders, the Company amended and restated the 2013 Plan, primarily to include “evergreen” provisions, which provided that the number of shares of common stock available for issuance under the 2013 Plan is subject to an automatic annual increase on January 1 of each year beginning in 2015; to amend the definition of “fair market value”; and to increase the limits on awards under the Plan. The 2013 Plan, which expired on May 7, 2024, provided for the granting of incentive stock options, nonqualified stock options, restricted stock units, performance units, and stock purchase rights.

As of December 31, 2025, there were 434,334 awards, including both restricted stock grants and option grants, issued and exercised under the 2013 Plan and no remaining shares available for grant under the 2013 Plan.

2025 Plan

On April 30, 2025, the Company’s Board, subject to the approval of its stockholders, which was received on June 23, 2025, adopted a new 2025 Equity Incentive Plan (the “2025 Plan”) to succeed the 2013 Plan. The general purpose of the 2025 Plan is to provide an incentive to its employees, directors, consultants and advisors by enabling them to share in the future growth of our business. The term of the 2025 Plan is 10 years.

As of December 31, 2025, there were 116,500 options outstanding and 646,548 remaining shares available for grant under the 2025 Plan.

The Company recognized stock-based compensation expense (options and restricted share grants) in the following expense categories of its consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
Research and Development	$85	$1,087
General and Administrative	938	2,108
Total	$1,023	$3,195

Stock Options

The following table summarizes the Company’ stock option activity and related information for the period from January 1, 2024 to December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2024	934,243	$41.67	7.4
Granted	—	—
Exercised	—	—
Forfeited	(188,618)	18.97
Expired	(58,269)	56.76
Outstanding at December 31, 2024	687,356	$46.71	4.6
Granted	116,500	0.59
Exercised	—	—
Forfeited	(3,101)	20.19
Expired	(343,536)	47.19
Outstanding at December 31, 2025	457,219	$34.76	6.5

The following table summarizes outstanding options at December 31, 2025, by their exercise price:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price Per Share
$0.59 - $12.35	207,102	$5.73
$21.50 - $30.50	69,571	$25.96
$46.00 - $68.00	139,871	$55.14
$113.50 - $166.00	40,675	$127.53
	457,219	$34.76

As of December 31, 2025, the number of vested shares underlying outstanding options was 285,211 at a weighted average exercise price of $34.76. None of these outstanding options were in-the-money as of December 31, 2025, therefore they had no intrinsic value. As of December 31, 2025, there was $773 of total unrecognized share-based compensation. Such costs are expected to be recognized over a weighted average period of approximately 1.7 years.

All outstanding options expire ten years from date of grant. Options granted to employees prior to 2018 vest in equal monthly installments over three years. Beginning in 2018, options granted to employees vest over four years, with 25% of the shares vesting on the first annual anniversary of grant and the remaining shares vesting in 36 equal monthly installments over the following 3 years.

The resulting compensation expense for stock options is generally recognized on a straight-line basis over the requisite service period of the award. No awards were granted under the Plan during the year ended December 31, 2024. The following weighted-average assumptions were used to calculate share-based compensation for awards granted under the Plan during the year ended December 31, 2025:

Volatility	119.5% - 128.9%
Risk-free interest rate	4.00% - 4.35%
Grant date fair value for options awarded during 2025	$0.82
Dividend yield	0.0%
Expected life	6.0 - 10.0 years

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

