Form 10-Q
period 2026-03-31
Matinas BioPharma Holdings, Inc.
filed 2026-05-08
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, there were 6,406,191 shares of the registrant’s common stock, $0.0001 par value, outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended March 31, 2026

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,398	$3,999
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	367	26
Total current assets	2,815	4,075

Non-current assets:
Leasehold improvements and equipment – net	138	138
Operating lease right-of-use assets – net	457	531
Finance lease right-of-use assets – net	4	4
In-process research and development	2,260	2,260
Restricted cash – security deposit	200	200
Total non-current assets	3,059	3,133
Total assets	$5,874	$7,208

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$712	$315
Accrued expenses	694	452
Operating lease liabilities – current	718	694
Financing lease liabilities – current	2	2
Total current liabilities	2,126	1,463

Non-current liabilities:
Deferred tax liability	257	257
Operating lease liabilities – net of current portion	464	653
Financing lease liabilities – net of current portion	5	5
Total non-current liabilities	726	915
Total liabilities	2,852	2,378

Stockholders’ equity:
Series C Convertible preferred stock, stated value $1,000 per share, par value $0.0001 per share, 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; 3,155 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Liquidation preference of $3,155,000 as of March 31, 2026.	—	—
Common stock par value $0.0001 per share, 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 6,406,191 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	1	1
Additional paid-in capital	215,729	215,616
Accumulated deficit	(212,708)	(210,787)
Total stockholders’ equity	3,022	4,830
Total liabilities and stockholders’ equity	$5,874	$7,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

Unaudited

	Three Months Ended March 31,
	2026	2025
Costs and Expenses:
Research and development	$—	$85
General and administrative	1,936	1,861

Total costs and expenses	1,936	1,946

Loss from operations	(1,936)	(1,946)
Change in fair value of warrant liability	—	294
Other income/(expense), net	15	(4)

Net loss	$(1,921)	$(1,656)
Net loss per share – basic and diluted	$(0.30)	$(0.33)
Weighted average common shares outstanding:
Basic and diluted	6,406,191	5,086,985

Net loss attributable to common shareholders	$(1,921)	$(1,656)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	3,155	$—	6,406,191	$1	$215,616	$(210,787)	$4,830
Stock-based compensation	—	—	—	—	113	—	113
Net loss	—	—	—	—	—	(1,921)	(1,921)
Balance, March 31, 2026	3,155	$—	6,406,191	$1	$215,729	$(212,708)	$3,022

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	—	$—	5,086,985	$1	$207,413	$(199,824)	$7,590
Stock-based compensation	—	—	—	—	315	—	315
Issuance of preferred stock and warrants in public offering, net of stock issuance costs ($2)	1,650	—	—	—	21	—	21
Net loss	—	—	—	—	—	(1,656)	(1,656)
Balance, March 31, 2025	1,650	$—	5,086,985	$1	$207,749	$(201,480)	$6,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flow

(in thousands)

Unaudited

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,921)	$(1,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	18
Stock based compensation expense	113	315
Amortization of operating lease right-of-use assets	74	109
Amortization of finance lease right-of-use assets	—	1
Change in fair value of warrant liability	—	(294)
Changes in operating assets and liabilities:
Operating lease liabilities	(165)	(179)
Prepaid expenses and other current assets	(341)	119
Accounts payable	397	187
Accrued expenses and other liabilities	242	(627)
Net cash used in operating activities	(1,601)	(2,007)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Gross proceeds from private placement of preferred stock and common stock warrants	—	1,650
Transaction costs paid pursuant to private placement	—	(2)
Payments of finance lease liability – principal	—	(1)
Net cash provided by financing activities	—	1,647

Net decrease in cash, cash equivalents and restricted cash	(1,601)	(360)
Cash, cash equivalents and restricted cash at beginning of period	4,249	7,534

Cash, cash equivalents and restricted cash at end of period	$2,648	$7,174

Supplemental non-cash financing and investing activities:
Fair value at issuance of liability classified warrants	$—	$1,627

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

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through March 31, 2026, the Company had an accumulated deficit of $212,708. The Company’s net loss for the quarters ended March 31, 2026 and 2025 was $1,921 and $1,656, respectively.

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

As of March 31, 2026, the Company had cash and cash equivalents of $2,398 and restricted cash of $250. The Company does not believe that the cash and cash equivalents on hand are sufficient to fund planned operations for a period of at least twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon securing one or more partners to monetize the value of MAT2203, the ability to control its operating expenses, future sales of common stock through the At-The-Market Sales Agreement (“Sales Agreement”) with BTIG, LLC and securing other forms of additional financing. The Company’s ability to sell shares under the Sales Agreement is limited by the restrictions imposed by General Instruction I.B.6 to Form S-3, which limits the amount the Company can raise through primary public offerings of securities in any twelve-month period using Form S-3 to an aggregate of one-third of its public float. While the Company believes in the viability of this strategy and believes the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurance the Company will be successful in its implementation. In particular, utilization of the Sales Agreement may not be viable due to market conditions and new financing may not be available on acceptable terms, or at all. There can be no assurance that a transaction involving MAT2203 will be consummated. If a transaction is not completed and the Company is not successful in raising additional capital to fund operations, the Board of Directors may decide to pursue a winddown, dissolution or other liquidation process. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

There have been no material changes to the Company’s significant accounting policies described in Note 3 within the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s management has considered all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Segment and geographic information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company considers its chief executive officer to be the Company’s CODM. The CODM manages its operations and allocates resources based on the Company’s consolidated results and therefore operates as one segment.

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in this Summary of Significant Accounting Policies. The Company’s method for measuring segment profitability includes net income(loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income (loss) as reported on the Company’s condensed consolidated statement of operations. The significant assets and expenses regularly reviewed by the CODM are consistent with those reported on the Company’s condensed consolidated balance sheet, and statement of operations. The measure of segment assets is reported in the condensed consolidated balance sheet as total assets. Segment revenues and expenses are identical to that disclosed in the accompanying condensed consolidated statements of operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at March 31, 2026 and December 31, 2025 of $250 represents funds the Company is required to set aside as collateral, primarily for one of the Company’s operating leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flow as of March 31, 2026, December 31, 2025, March 31, 2025 and December 31, 2024:

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$2,398	$3,999	$6,924	$7,284
Restricted cash included in current/non-current assets	250	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$2,648	$4,249	$7,174	$7,534

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

The Company did not have any financial assets or liabilities that were carried at fair value using the hierarchy as of March 31, 2026 and December 31, 2025.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Leasehold improvements	$166	$166
Total	166	166

Less: accumulated depreciation and amortization	28	28
Leasehold improvements and equipment, net	$138	$138

The Company’s leasehold improvements were written down to salvage value at December 31, 2025. As a result, no depreciation expense was incurred for the three months ended March 31, 2026. Depreciation and amortization expense for the three months ended March 31, 2025 was $18.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses, summarized by major category, as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
General and administrative expenses	$694	$452
Total	$694	$452

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

Operating lease obligations

On December 15, 2016, the Company entered into a 10-year, 3-month lease of laboratory and manufacturing space in Bridgewater, New Jersey. The lease began in August 2017. The monthly rent started at approximately $43, increasing to approximately $64 in the final year. To obtain the lease, the Company provided an initial security deposit of $586 which was subsequently reduced and is currently $200 at December 31, 2025. During the second half of 2025 and through the first quarter of 2026, the Bridgewater lease was in dispute, and on April 7, 2026, the Bridgewater lease was terminated. As satisfaction of the lease termination, the agreement included a termination payment of $765, which was satisfied with the $200 security deposit and a cash payment of $565, see Note 11 – Subsequent Events.

The Company incurred lease expense for its operating leases of $165 and $174 for the three months ended March 31, 2026 and 2025, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $74 and $109 for the three months ended March 31, 2026 and 2025, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $0 for the three months ended March 31, 2026 and 2025. The Company incurred amortization expense on its finance lease right-of-use assets of $0 and $1 for the three months ended March 31, 2026 and 2025, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of March 31, 2026:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2026	$589	$4
2027	678	4
Total undiscounted operating lease payments	$1,267	$8
Less: Imputed interest	85	1
Present value of operating lease liabilities	$1,182	$7

Weighted average remaining lease term in years	1.5	1.6
Weighted average discount rate	8.4%	11.6%

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

Note 9 – Stockholders’ Equity

As of March 31, 2026, in accordance with the Certificate of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, each share having a par value of $0.0001.

Common Stock

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. The Company did not sell any shares under the Sales Agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Sales Agreement’s available capacity is $44,191. However, such capacity is limited by the restrictions imposed by General Instruction I.B.6 to Form S-3, which limits the amount the Company can raise through primary public offerings of securities in any twelve-month period using Form S-3 to an aggregate of one-third of its public float.

Preferred Stock

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold, in a private placement (the “Offering”), an aggregate of 3,300 shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), initially convertible into up to 5,631,404 shares of the Company’s common stock with a stated value of $1,000 per share (the “Stated Value”), and warrants (the “2025 Warrants”) to purchase up to an aggregate of 200% of the shares of common stock into which the shares of Preferred Stock are initially convertible, or 11,262,808 shares of common stock, for an offering price of $1,000 per share of Preferred Stock and accompanying 2025 Warrants in two equal tranches, the second of which closed on April 8, 2025.

Pursuant to the Purchase Agreement, on February 13, 2025, the Company issued and sold in an initial closing of the Offering (the “Initial Closing”), 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds to the Company of $1.65 million. On April 4, 2025, the Company obtained shareholder approval (“Shareholder Approval”) for the issuance of the Preferred Stock and 2025 Warrants, as required by the rules and regulations of NYSE American LLC (the “ NYSE”), including Section 713 of the NYSE American Company Guide, and issued and sold, in a second closing of the Offering (the “Second Closing”), an additional 1,650 shares of Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds to the Company of $1.65 million.

The following table summarizes the changes in Preferred Stock outstanding for the quarter ended March 31, 2026:

Shares
Outstanding at December 31, 2025	3,155
Issued	—
Converted to Common Stock	—
Outstanding at March 31, 2026	3,155

Warrants

As of March 31, 2026, the Company had outstanding warrants to purchase 10,516,543 shares of common stock, 200,001 shares at an exercise price of $17.50 per share (the “2024 Warrants”) and 10,316,542 shares at an exercise price of $0.64 (the “2025 Warrants”).

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

On August 15, 2025, the Company entered into Warrant Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of 2024 Warrants to purchase an aggregate of 466,666 shares of common stock. Pursuant to the Exchange Agreements, on August 15, 2025, the Company issued to the Exchanging Holders one share of common stock for each Warrant, for an aggregate of 466,666 shares of common stock (the “Exchange Shares”), in exchange for the 2024 Warrants (the “Exchange”), in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). Following the consummation of the Exchange, the 2024 Warrants held by the Exchanging Holders were cancelled.

A summary of warrants outstanding as of March 31, 2026 and December 31, 2025 were as follows:

Shares
Outstanding at December 31, 2024	666,667
Issued	11,262,808
Exercised	(946,266)
Expired	(466,666)
Outstanding at December 31, 2025	10,516,543
Issued	—
Exercised	—
Exchanged	—
Expired	—
Outstanding at March 31, 2026	10,516,543

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025
Stock options	436,468	483,489
Convertible preferred stock upon conversion	5,383,964	2,815,702
Warrants	10,516,543	6,298,071
Total	16,336,975	9,597,262

Note 10 – Stock-based Compensation

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

As of March 31, 2026, there were 413,583 awards, including both restricted stock grants and option grants, issued and exercised under the 2013 Plan and no remaining shares available for grant under the 2013 Plan.

2025 Plan

On April 30, 2025, the Company’s Board, subject to the approval of its stockholders, which was received on June 23, 2025, adopted a new 2025 Equity Incentive Plan (the “2025 Plan”) to succeed the 2013 Plan. The general purpose of the 2025 Plan is to provide an incentive to its employees, directors, consultants and advisors by enabling them to share in the future growth of our business. The term of the 2025 Plan is 10 years. The 2025 Plan includes an “evergreen” provisions, which provides that the number of shares of common stock available for issuance under the 2025 Plan is subject to an automatic annual increase on January 1 of each year beginning in 2026. Therefore, an additional 256,248 shares were automatically made available for issuance on the first trading day of 2026, which represented 4.0% of the number of shares outstanding on December 31, 2025. As of the date of this filing, these shares have not been registered.

As of March 31, 2026, there were 116,500 options outstanding and 902,796 remaining shares available for grant under the 2025 Plan.

The Company recognized stock-based compensation expense (options and restricted share grants) in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Research and Development	$—	$85
General and Administrative	113	230
Total	$113	$315

As of March 31, 2026, total compensation costs related to unvested awards not yet recognized was $499 and the weighted-average periods over which the awards are expected to be recognized was 1.5 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the three months ended March 31, 2026:

Stock Options
Outstanding at December 31, 2025	457,219
Granted	—
Exercised	—
Forfeited	(12,449)
Expired	(8,302)
Outstanding at March 31, 2026	436,468

Note 11 – Subsequent Events

The Company filed a complaint against COE Bridgewater, LLC (its “Landlord”) in the Superior Court of New Jersey, Somerset County, Chancery Division on July 11, 2025 alleging principally that Landlord illegally locked the Company out of its leased premises in Bridgewater, New Jersey. As a result of the illegal lockout, the Company sought (among other things) a declaration that the lease and all obligations thereunder, including rent, terminated as of the date of the lockout. On September 5, 2025, Landlord filed an answer with counterclaims, which it amended on December 12, 2025. In the counterclaims, Landlord sought a declaration that there was no lockout, or that the lockout was justified, and therefore the lease remains in effect. Landlord also sought damages for the Company’s alleged failure to pay approximately $205 in rent (as of December 31, 2025) following the lockout, and alleged conversion of certain furniture, fixtures, and equipment (FF&E) items within the premises belonging to Landlord. The matter was resolved by way of Termination of Lease and Release Agreement (“Settlement Agreement”) effective April 7, 2026, pursuant to which the Company made a termination payment of $765 (which was satisfied with the $200 security deposit and a cash payment of $565) in return for discontinuation of the action, termination of the lease, and an exchange of mutual general releases. The Company exited the Bridgewater premises on April 29, 2026 pursuant to the terms of the Settlement Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other reports we file with the Securities and Exchange Commission (the “SEC”), particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or as otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to complete one or more strategic transactions that will maximize our assets or otherwise provide value to stockholders;

●	our ability to raise capital when needed;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to regain and maintain compliance with the continued listing requirements of the NYSE American LLC (the “NYSE American”); and
●	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, elsewhere in this report and other reports that we file with the SEC.

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

For the three month periods ended March 31, 2026 and 2025, our net loss was $1,921 and $1,656, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We will seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Research and development activities are central to our business model. We expect our research and development expenses to increase over time because product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage human trials. However, during the first quarter of 2026, our research and development expenses were lower than in 2025, and we expect them to remain lower during the remainder of 2026 until such time, if at all, as we are able to secure additional funding to support initiation of our Phase 3 registration trial for MAT2203 and advancement of our LNC platform delivery technology.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 and 2025 were $1,936 and $1,861, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. We anticipate that our general and administrative expenses during 2026 will increase slightly compared to expenses incurred during 2025 as the corporate strategy continues to evolve.

Change in fair value of warrant liability

On February 13, 2025, the Company closed a private placement investment with certain investors in which the investors received shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), and warrants to purchase shares the Company’s common stock (the “2025 Warrants”). The 2025 Warrants were classified as a liability upon issuance with the fair value estimated using a Monte Carlo simulation model. Future changes in fair value will be recognized in other income/(expense), net at each reporting period until the 2025 Warrants are either exercised or expired.

A gain of $294 was recognized for the three months ended March 31, 2025, representing the change in fair value of the warrant liability between the issuance date of February 13, 2025 and March 31, 2025. There was no warrant liability at March 31, 2026.

Other income/(expense), net

Other income/(expense), net for the three months ended March 31, 2026 and 2025 were $15 and ($4), respectively. Other income/(expense), net increased compared to the prior period was primarily due to decreased investment income related to decreased cash and cash equivalent balances and the employee retention credit payment received in the prior year partially offset by the equity transaction fees incurred during the three months ended March 31, 2025.

Application of Critical Accounting Policies and Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, refer to “Note 3 – Summary of Significant Accounting Policies” in our 2025 Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: (i) Other intangible assets, and (ii) Warrants.

Recent Accounting Pronouncements

Refer to “Note 3 – Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and their expected impact on our financial positions and results of operations.

Current Operating Trends

Our current R&D efforts are focused on advancing our lead LNC product candidate, MAT2203. We believe that significant investment in product development is a competitive necessity, and we are seeking to monetize our assets whether through a partnership, sale or other transaction to assist us in continuing to make these investments to be in a position to realize the potential of our product candidates and proprietary technologies.

We expect that most of our R&D expenses in the near-term, if any, will be incurred in support of MAT2203 and positioning that drug for a partnership with a well-funded and experienced third party biotech or pharmaceutical company.

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025
Expenses:
Research and development	$—	$85
General and administrative	1,936	1,861
Operating Expenses	$1,936	$1,946

Research and Development expenses. Research and Development (R&D) expense for the three months ended March 31, 2026 and 2025 was $0 and $85, respectively. The decrease in R&D expenses as compared to 2025 was primarily attributable to the decrease in consulting costs related to the pause of our MAT2203 development program and in headcount costs resulting from our reduction in force.

General and Administrative expenses. General and Administrative (G&A) expenses for the three months ended March 31, 2026 and 2025 were $1,936 and $1,861, respectively. The increase in G&A expenses was primarily attributable to increased legal and consulting fees partially offset by lower stock based compensation expense and decreased headcount.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of March 31, 2026, we have raised a total of $170,336 in gross proceeds and $156,594, net proceeds, from sales of our equity securities.

As of March 31, 2026, we had cash and cash equivalents, excluding restricted cash, totaling $2,398.

2025 Private Placement

On February 13, 2025, we entered into a securities purchase agreement (the “February 2025 Agreement”) with a certain group of investors (the “February 2025 Investors”), pursuant to which we agreed to issue and sell, in a private placement, an aggregate of 3,300 shares of Preferred Stock, initially convertible into up to 5,631,404 shares of our common stock, with a stated value of $1,000 per share, and 2025 Warrants to purchase up to an aggregate of 200% of the shares of common stock into which the shares of Preferred Stock are initially convertible, or 11,262,808 shares of common stock, for an offering price of $1,000 per share of Preferred Stock and accompanying 2025 Warrants.

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

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. The Company did not sell any shares under the sales agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Sales Agreement’s available capacity is $44,191. However, such capacity is limited by the restrictions imposed by General Instruction I.B.6 to Form S-3, which limits the amount we can raise through primary public offerings of securities in any twelve-month period using Form S-3 to an aggregate of one-third of our public float.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(1,601)	$(2,007)
Cash provided by (used in) investing activities	—	—
Cash provided by financing activities	—	1,647
Net decrease in cash and cash equivalents and restricted cash	$(1,601)	$(360)

Operating Activities

Net cash used in operating activities was $1,601 and $2,007 for the three month periods ended March 31, 2026 and 2025, respectively. Net losses of $1,921 and $1,656 for the three month periods ended March 31, 2026 and 2025, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business, adjustments for non-cash stock based compensation expense and change in fair value of the warrant liability.

Investing Activities

Net cash provided by investing (used in) activities was $0 for each of the three month periods ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities was $0 and $1,647 for the three month periods ended March 31, 2026 and 2025, respectively. The decrease in cash provided by financing activities is primarily due to the net proceeds from the sale of our preferred stock of $1,648 during the three months ended March 31, 2025.

Funding Requirements and Other Liquidity Matters

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

●	conduct further preclinical and clinical studies of MAT2203, our lead product candidate, even if such studies are primarily financed with non-dilutive funding;

●	seek to discover and develop additional product candidates;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control and scientific personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and/or planned future commercialization efforts and personnel and infrastructure necessary to help us comply with our obligations as a public company.

We do not believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements for a period of at least the next twelve months from the filing date of this Quarterly Report. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

Until such time, if ever, that we can generate revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, government or other third-party funding, collaborations, and licensing arrangements. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to secure one or more partners to monetize the value of MAT2203 or future product candidates.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures:

As of March 31, 2026, under the supervision and with the participation of our principal executive officer and principal financial officer we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company filed a complaint against COE Bridgewater, LLC (its “Landlord”) in the Superior Court of New Jersey, Somerset County, Chancery Division on July 11, 2025 alleging principally that Landlord illegally locked the Company out of its leased premises in Bridgewater, New Jersey. As a result of the illegal lockout, the Company sought (among other things) a declaration that the lease and all obligations thereunder, including rent, terminated as of the date of the lockout. On September 5, 2025, Landlord filed an answer with counterclaims, which it amended on December 12, 2025. In the counterclaims, Landlord sought a declaration that there was no lockout, or that the lockout was justified, and therefore the lease remains in effect. Landlord also sought damages for the Company’s alleged failure to pay approximately $205 in rent (as of December 31, 2025) following the lockout, and alleged conversion of certain furniture, fixtures, and equipment (FF&E) items within the premises belonging to Landlord. The matter was resolved by way of Termination of Lease and Release Agreement (“Settlement Agreement”) effective April 7, 2026, pursuant to which the Company (among other things) made a termination payment of $765 (which was satisfied with the $200 security deposit and a cash payment of $565) in return for discontinuation of the action, termination of the lease, and an exchange of mutual general releases. The Company exited the Bridgewater premises on April 29, 2026 pursuant to the terms of the Settlement Agreement.

Item 1A. RISK FACTORS.

Except as set forth below, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

We could be delisted from the NYSE American, which could seriously harm the trading price of our common stock, the liquidity of our stock and our ability to raise capital.

Our common stock is listed on the NYSE American. We must satisfy the continued listing requirements of the NYSE American to maintain the listing of our common stock on the NYSE American.

On April 2, 2026, we received a written notice (the “Notice”) from the “NYSE American indicating that we are not in compliance with the NYSE American continued listing standards set forth in Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”) requiring a company to have stockholders’ equity of at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, Section 1003(a)(ii) of the Company Guide requiring a company to have stockholders’ equity of at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years and Section 1003(a)(iii) of the Company Guide requiring a company to have stockholders’ equity of at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2025, the Company had stockholders’ equity of $4.83 million and has had losses in the most recent five fiscal years ended December 31, 2025. The Notice also indicates that we are not currently eligible for any exemption in Section 1003(a) of the Company Guide. We are now subject to the procedures and requirements of Section 1009 of the Company Guide. We had until May 2, 2026 to submit a plan (the “Plan”) of actions we have taken or will take to regain compliance with the continued listing standards and may be eligible for up to 18 months from receipt of the Notice (“Cure Period”) to regain compliance. The Company submitted the Plan within the required timeframe. However, there can be no assurance that we will be able to achieve compliance with such standards within the Cure Period. If the NYSE American accepts the Plan, we will be able to continue our listing during the Cure Period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until we have regained compliance. If the Plan is not accepted by the NYSE American, the Notice states that delisting proceedings will commence. We may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide. The Notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE American, subject to our compliance with the other listing requirements of the NYSE American.

In addition, on September 21, 2023, we received a deficiency letter from the NYSE American indicating that the Company was not in compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the Company Guide due to its shares of common stock selling for a substantial period of time at a low price per share, which NYSE American determined to be a 30 trading day average price of less than $0.20 per share. On March 22, 2024, we announced that on March 21, 2024, we received a letter from the NYSE American indicating that the Company had regained compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the Company Guide due to its shares of common stock demonstrating sustained price improvement. On August 27, 2024, we received notice that trading of our shares of common stock had been halted by the NYSE American due to its low trading price. The trading halt remained in effect until after we consummated the communicated reverse stock split of the common stock and the market opened on September 3, 2024. On January 10, 2025, we announced that we received the January 2025 NYSE Notice from the NYSE American stating that the Company failed to hold an annual meeting of stockholders during the fiscal year ended December 31, 2024, as required by Section 704 of the Company Guide. We received a letter from the NYSE American on June 23, 2025 that we had resolved the deficiency set forth in the January 2025 NYSE Notice by virtue of holding our Annual Meeting for the fiscal year ended December 31, 2023 on June 23, 2025. As a result, the BC indicator was removed from our stock symbol.

There can be no assurance that we will be able to regain compliance with the stockholders’ equity requirements within the applicable Cure Period or at all. In addition, we may be unable to maintain compliance with other continued listing requirements, including any minimum trading price or market capitalization requirements. Even if we regain compliance with the stockholders’ equity requirement or any other continued listing standard, there can be no assurance that we will be able to maintain compliance with the NYSE American’s continued listing requirements in the future, and our common stock may be delisted from the NYSE American, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock.

In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, suppliers, customers and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from the NYSE American, our common stock may no longer be recognized as a “covered security,” and we would be subject to regulation in each state in which we offer our securities. Delisting can also lead to a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. Thus, delisting from the NYSE American could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: May 8, 2026	Jerome D. Jabbour
Chairman, Chief Executive Officer, President & Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment of Certificate of Incorporation, dated October 29, 2015 . (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Amendment of Certificate of Incorporation, dated August 30, 2024 (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2024).
3.5	Form of Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).
3.6	Amendment No. 1 to the Bylaws (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2025).
3.7	Certificate of Amendment of Certificate of Incorporation, dated August 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2025).
*31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
**32.1	Section 1350 Certification

*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Matinas BioPharma Holdings, Inc. under the Securities Act or the Exchange Act of whether made before or after the date hereof, regardless of any general incorporation language in such filing.

