Form 10-Q
period 2026-06-30
Matinas BioPharma Holdings, Inc.
filed 2026-08-13
CIK 1582554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 14,692,796 shares of the registrant’s common stock, $0.0001 par value, outstanding.

MATINAS BIOPHARMA HOLDINGS, INC.

Form 10-Q

Quarter Ended June 30, 2026

PART - I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$761	$3,999
Restricted cash – security deposit	50	50
Prepaid expenses and other current assets	332	26
Total current assets	1,143	4,075

Non-current assets:
Leasehold improvements and equipment – net	—	138
Operating lease right-of-use assets – net	6	531
Finance lease right-of-use assets – net	3	4
In-process research and development	2,260	2,260
Restricted cash – security deposit	—	200
Total non-current assets	2,269	3,133
Total assets	$3,412	$7,208

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$845	$315
Accrued expenses	504	452
Operating lease liabilities – current	—	694
Financing lease liabilities – current	1	2
Total current liabilities	1,350	1,463

Non-current liabilities:
Deferred tax liability	257	257
Operating lease liabilities – net of current portion	—	653
Financing lease liabilities – net of current portion	5	5
Total non-current liabilities	262	915
Total liabilities	1,612	2,378

Stockholders’ equity:
Series C Convertible preferred stock, stated value $1,000 per share, par value $0.0001 per share, 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; 3,155 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Liquidation preference of $3,155,000 as of June 30, 2026.	—	—
Common stock par value $0.0001 per share, 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 6,406,191 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	1	1
Additional paid-in capital	215,833	215,616
Accumulated deficit	(214,034)	(210,787)
Total stockholders’ equity	1,800	4,830
Total liabilities and stockholders’ equity	$3,412	$7,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Costs and expenses:
Research and development	$—	$—	$—	$85
General and administrative	1,555	1,837	3,490	3,698

Total costs and expenses	1,555	1,837	3,490	3,783

Loss from operations	(1,555)	(1,837)	(3,490)	(3,783)
(Loss)/gain on disposal of assets, net	(138)	110	(138)	110
Gain on lease termination	368	—	368	—
Change in fair value of warrant liability	—	(3,455)	—	(3,161)
Other income/(loss), net	(1)	(63)	13	(67)

Net loss	$(1,326)	$(5,245)	$(3,247)	$(6,901)
Net loss per share – basic and diluted	$(0.21)	$(1.03)	$(0.51)	$(1.36)
Weighted average common shares outstanding:
Basic and diluted	6,406,191	5,086,985	6,406,191	5,086,985

Net loss attributed to common shareholders	$(1,326)	$(5,245)	$(3,247)	$(6,901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share data)

Unaudited

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	3,155	$—	6,406,191	$1	$215,616	$(210,787)	$4,830
Stock-based compensation	—	—	—	—	217	—	217
Net loss	—	—	—	—	—	(3,247)	(3,247)
Balance, June 30, 2026	3,155	$—	6,406,191	$1	$215,833	$(214,034)	$1,800

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2026	3,155	$—	6,406,191	$1	$215,729	$(212,708)	$3,022
Stock-based compensation	—	—	—	—	104	—	104
Net loss	—	—	—	—	—	(1,326)	(1,326)
Balance, June 30, 2026	3,155	$—	6,406,191	$1	$215,833	$(214,034)	$1,800

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	—	$—	5,086,985	$1	$207,413	$(199,824)	$7,590
Stock-based compensation	—	—	—	—	553	—	553
Issuance of preferred stock and warrants in public offering, net of stock issuance costs ($29)	3,300	—	—	—	330	—	330
Reclassification of warrants from liability to equity	—	—	—	—	6,103	—	6,103
Net loss	—	—	—	—	—	(6,901)	(6,901)
Balance, June 30, 2025	3,300	$—	5,086,985	$1	$214,399	$(206,725)	$7,675

	Convertible Preferred Stock Series C		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	1,650	$—	5,086,985	$1	$207,749	$(201,480)	$6,270
Stock-based compensation	—	—	—	—	238	—	238
Issuance of preferred stock and warrants in public offering, net of stock issuance costs ($27)	1,650	—	—	—	309	—	309
Reclassification of warrants from liability to equity	—	—	—	—	6,103	—	6,103
Net loss	—	—	—	—	—	(5,245)	(5,245)
Balance, June 30, 2025	3,300	$—	5,086,985	$1	$214,399	$(206,725)	$7,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Matinas BioPharma Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,247)	$(6,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	30
Net loss/(gain) on disposal of assets	138	(110)
Stock-based compensation expense	217	553
Change in operating lease right-of-use assets	77	218
Change in finance lease right-of-use assets	1	2
Gain on the termination of an operating lease	(368)	—
Change in fair value of warrant liability	—	3,161
Changes in operating assets and liabilities:
Operating lease liabilities	(530)	(363)
Prepaid expenses and other current assets	(306)	319
Accounts payable	529	71
Accrued expenses and other liabilities	52	(1,008)
Net cash used in operating activities	(3,437)	(4,028)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Gross proceeds from private placement of preferred stock and common stock warrants	—	3,300
Transaction costs paid pursuant to private placement	—	(29)
Payments of finance lease liability – principal	(1)	(2)
Net cash (used in) provided by financing activities	(1)	3,269

Net decrease in cash, cash equivalents and restricted cash	(3,438)	(759)
Cash, cash equivalents and restricted cash at beginning of period	4,249	7,534

Cash, cash equivalents and restricted cash at end of period	$811	$6,775

Supplemental non-cash financing and investing activities:
Sale of assets	$—	$320
Reclassification of warrants from liability to equity	$—	$6,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATINAS BIOPHARMA HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Tabular dollars in thousands, except per share data)

Note 1 – Description of Business

Matinas BioPharma Holdings, Inc. (the “Company”) is a Delaware corporation formed in 2013. The Company is the parent company of Matinas BioPharma, Inc. (“BioPharma”), and Matinas BioPharma Nanotechnologies, Inc. (“Nanotechnologies,” formerly known as Aquarius Biotechnologies, Inc.), its operating subsidiaries. The Company is a clinical-stage biopharmaceutical company focused on delivering groundbreaking therapies using its lipid nanocrystal (“LNC”) platform delivery technology (“LNC Platform”).

As discussed more fully in Note 11, the Company entered into the Business Combination Agreement (as defined below) and the Stock Purchase Agreement (as defined below) in July 2026. Subject to the terms and conditions in the agreements, (i) upon closing of the transactions contemplated by the Business Combination Agreement, the Company will become a wholly owned subsidiary of Pubco (as defined below) and (ii) upon closing of the transactions contemplated by the Stock Purchase Agreement, Azurity Pharmaceuticals, Inc. will acquire all of the issued and outstanding equity interests of Nanotechnologies. Following the closing of the Business Combination, the current business of GH Power (as defined below) is expected to become the primary business of the combined company, and the Company does not expect to continue its historical clinical-stage LNC Platform development activities as an independent, publicly traded company.

Note 2 – Liquidity, Plan of Operations and Going Concern

The Company has experienced net losses and negative cash flows from operations each period since its inception. Through June 30, 2026, the Company had an accumulated deficit of $214,034. The Company’s net loss for the six months ended June 30, 2026 and 2025 was $3,247 and $6,901, respectively.

As of June 30, 2026, the Company had cash and cash equivalents of $761 and restricted cash of $50. The Company does not believe that the cash and cash equivalents on hand are sufficient to fund planned operations for a period of at least twelve months from the filing date of these financial statements. As a result, substantial doubt exists about the Company’s ability to continue as a going concern. As more fully described in Note 11, subsequent to June 30, 2026 the Company announced a series of strategic transactions whereby the Company entered into a Business Combination Agreement with GH Power Inc., and a Stock Purchase Agreement with Azurity Pharmaceuticals, Inc. for the sale of Nanotechnologies, owner of MAT2203. Additionally, subsequent to June 30, 2026, the Company received net proceeds of approximately $575 from the Series D Financing (as defined below) and approximately $2,323 from the Warrant Inducement (as defined below).

There can be no assurance that the Business Combination (as defined below) with GH Power Inc. or the sale of Nanotechnologies will be consummated. If such transactions are not consummated the Company will need to secure substantial additional funding from other sources to continue its operations, and there can be no assurance that such funding will be available on acceptable terms, or at all. In such a case, the Board of Directors may decide to pursue a winddown, dissolution or other liquidation process. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries, BioPharma, and Nanotechnologies. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect the operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Segment and geographic information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company considers its chief executive officer to be the Company’s CODM. The CODM manages its operations and allocates resources based on the Company’s consolidated results and therefore operates as one segment.

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in this Summary of Significant Accounting Policies. The Company’s method for measuring segment profitability includes net income (loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principles for net income (loss) as reported on the Company’s condensed consolidated statement of operations. The significant assets and expenses regularly reviewed by the CODM are consistent with those reported on the Company’s condensed consolidated balance sheet, and statement of operations. The measure of segment assets is reported in the condensed consolidated balance sheet as total assets. Segment revenues and expenses are identical to that disclosed in the accompanying condensed consolidated statements of operations.

Note 4 – Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents consist of cash in bank checking and savings accounts and money market funds that mature within three months of settlement date.

Cash, Cash Equivalents and Restricted Cash

The Company presents restricted cash with cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows. Restricted cash at June 30, 2026 and December 31, 2025 of $50 and $250, respectively, represents funds the Company is required to set aside as collateral, primarily for the Company’s credit cards and one of the Company’s operating leases at December 31, 2025.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts in the Condensed Consolidated Statements of Cash Flow as of June 30, 2026, December 31, 2025, June 30, 2025 and December 31, 2024:

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$761	$3,999	$6,525	$7,284
Restricted cash included in current/non-current assets	50	250	250	250
Cash, cash equivalents and restricted cash in the statement of cash flows	$811	$4,249	$6,775	$7,534

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

The Company did not have any financial assets or liabilities that were carried at fair value using the hierarchy as of June 30, 2026 and December 31, 2025.

Note 6 – Leasehold Improvements and Equipment

Leasehold improvements and equipment, summarized by major category, consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Leasehold improvements	$—	$166
Total	—	166

Less: accumulated depreciation and amortization	—	28
Leasehold improvements and equipment, net	$—	$138

The Company’s leasehold improvements were written down to salvage value at December 31, 2025. As a result, no depreciation expense was incurred during the six months ended June 30, 2026. Depreciation and amortization expense for the six months ended June 30, 2025 was $30. On April 7, 2026, the Company’s operating lease for its Bridgewater facility was terminated. As a result of the lease termination, all remaining leasehold improvements associated with the leased premises were abandoned as of the termination date. Accordingly, the Company wrote off the related leasehold improvements and recognized a loss of $138. See Note 8 for additional information.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses, summarized by major category, as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Legal fees	$342	$75
Accounting fees	113	193
Payroll and incentives	10	150
Other	39	34
Total	$504	$452

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

Operating lease obligations

On December 15, 2016, the Company entered into a 10-year, 3-month lease of laboratory and manufacturing space in Bridgewater, New Jersey. The lease began in August 2017. The monthly rent started at approximately $43, increasing to approximately $64 in the final year. To obtain the lease, the Company provided an initial security deposit of $586 which was subsequently reduced and was $200 at December 31, 2025. The Company filed a complaint against COE Bridgewater, LLC (its “Landlord”) in the Superior Court of New Jersey, Somerset County, Chancery Division on July 11, 2025 alleging principally that Landlord illegally locked the Company out of its leased premises in Bridgewater, New Jersey. As a result of the illegal lockout, the Company sought (among other things) a declaration that the lease and all obligations thereunder, including rent, terminated as of the date of the lockout. On September 5, 2025, Landlord filed an answer with counterclaims, which it amended on December 12, 2025. In the counterclaims, Landlord sought a declaration that there was no lockout, or that the lockout was justified, and therefore the lease remains in effect. Landlord also sought damages for the Company’s alleged failure to pay approximately $205 in rent (as of December 31, 2025) following the lockout, and alleged conversion of certain furniture, fixtures, and equipment (FF&E) items within the premises belonging to Landlord. The matter was resolved by way of Termination of Lease and Release Agreement (“Settlement Agreement”) effective April 7, 2026, pursuant to which the Company made a termination payment of $765 (which was satisfied with the $200 security deposit and a cash payment of $565) in return for discontinuation of the action, termination of the lease, and an exchange of mutual general releases. As a result of the lease termination, the Company recorded a gain of $368, and the Company exited the Bridgewater premises on April 29, 2026 pursuant to the terms of the Settlement Agreement.

The Company incurred lease expense for its operating leases of $3 and $171 for the three months ended June 30, 2026 and 2025, respectively, and $104 and $345 for the six months ended June 30, 2026 and 2025, respectively. The Company incurred amortization expense on its operating lease right-of-use assets of $3 and $111 for the three months ended June 30, 2026 and 2025, respectively, and $77 and $218 for the six months ended June 30, 2026 and 2025, respectively.

Finance Leases

The Company incurred interest expense on its finance leases of $0 for the three months ended June 30, 2026 and 2025 and $0 for the six months ended June 30, 2026 and 2025, respectively. The Company incurred amortization expense on its finance lease right-of-use assets of $1 for the three months ended June 30, 2026 and 2025, respectively, and $1 and $2 for the six months ended June 30, 2026 and 2025, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases and finance leases as of June 30, 2026:

Maturity of Lease Liabilities	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2026	$—	$2
2027	—	4
Total undiscounted operating lease payments	$—	$6
Less: Imputed interest	—	—
Present value of operating lease liabilities	$—	$6

Weighted average remaining lease term in years	—	1.4
Weighted average discount rate	—%	11.6%

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

Note 9 – Stockholders’ Equity

As of June 30, 2026, in accordance with the Certificate of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock, each share having a par value of $0.0001.

Common Stock

At-The-Market Equity Offering

On July 2, 2020, the Company entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $50,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. The Company may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. The Company did not sell any shares under the Sales Agreement during the six months ended June 30, 2026 and 2025. As of June 30, 2026, the Sales Agreement’s available capacity is $44,191. On July 23, 2026, pursuant to and in accordance with Section 12(a) of the Sales Agreement, BTIG notified the Company that BTIG is terminating the Sales Agreement, effective immediately. The Company is not subject to any termination penalties or other expenses related to the termination of the Sales Agreement.

Preferred Stock

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “February 2025 Agreement”) with certain investors pursuant to which the Company sold, in a private placement (the “Offering”), an aggregate of 3,300 shares of the Company’s Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), initially convertible into up to 5,631,404 shares of the Company’s common stock with a stated value of $1,000 per share (the “Stated Value”), and warrants (the “2025 Warrants”) to purchase up to an aggregate of 200% of the shares of common stock into which the shares of Series C Preferred Stock are initially convertible, or 11,262,808 shares of common stock, for an offering price of $1,000 per share of Series C Preferred Stock and accompanying 2025 Warrants in two equal tranches, the second of which closed on April 8, 2025.

Pursuant to the February 2025 Agreement, on February 13, 2025, the Company issued and sold in an initial closing of the Offering (the “Initial Closing”), 1,650 shares of Series C Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds to the Company of $1.65 million. On April 4, 2025, the Company obtained shareholder approval (“Shareholder Approval”) for the issuance of the Series C Preferred Stock and 2025 Warrants, as required by the rules and regulations of NYSE American LLC (the “NYSE American”), including Section 713 of the NYSE American Company Guide, and issued and sold, in a second closing of the Offering (the “Second Closing”), an additional 1,650 shares of Series C Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds to the Company of $1.65 million.

The following table summarizes the changes in Series C Preferred Stock outstanding for the quarter ended June 30, 2026:

Shares
Outstanding at December 31, 2025	3,155
Issued	—
Converted to Common Stock	—
Outstanding at June 30, 2026	3,155

Warrants

As of June 30, 2026, the Company had outstanding warrants to purchase 10,516,543 shares of common stock, 200,001 shares at an exercise price of $17.50 per share (the “2024 Warrants”) and the 2025 Warrants consisting of 10,316,542 shares at an exercise price of $0.64.

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

A summary of warrants outstanding as of June 30, 2026 and December 31, 2025 were as follows:

Shares
Outstanding at December 31, 2024	666,667
Issued	11,262,808
Exercised	(946,266)
Exchanged	(466,666)
Outstanding at December 31, 2025	10,516,543
Issued	—
Exercised	—
Exchanged	—
Expired	—
Outstanding at June 30, 2026	10,516,543

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Stock options	378,602	464,297
Convertible preferred stock upon conversion	5,383,964	5,631,404
Warrants	10,516,543	11,929,475
Total	16,279,109	18,025,176

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

As of June 30, 2026, there were 355,717 awards, including both restricted stock grants and option grants, issued and exercised under the 2013 Plan and no remaining shares available for grant under the 2013 Plan.

2025 Plan

On April 30, 2025, the Company’s Board, subject to the approval of its stockholders, which was received on June 23, 2025, adopted a new 2025 Equity Incentive Plan (the “2025 Plan”) to succeed the 2013 Plan. The general purpose of the 2025 Plan is to provide an incentive to its employees, directors, consultants and advisors by enabling them to share in the future growth of our business. The term of the 2025 Plan is 10 years. The 2025 Plan includes the “evergreen” provisions, which provides that the number of shares of common stock available for issuance under the 2025 Plan is subject to an automatic annual increase on January 1 of each year beginning in 2026. Therefore, an additional 256,248 shares were automatically made available for issuance on the first trading day of 2026, which represented 4.0% of the number of shares outstanding on December 31, 2025. As of the date of this filing, these shares have not been registered.

As of June 30, 2026, there were 116,500 options outstanding and 902,796 remaining shares available for grant under the 2025 Plan.

The Company recognized stock-based compensation expense for stock options in its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and Development	$—	$—	$—	$85
General and Administrative	104	238	217	468
Total	$104	$238	$217	$553

As of June 30, 2026, total compensation costs related to unvested awards not yet recognized was $391 and the weighted-average periods over which the awards are expected to be recognized was 1.8 years.

Stock Options

The following table summarizes the activity for Company’ stock options for the six months ended June 30, 2026:

Stock Options
Outstanding at December 31, 2025	457,219
Granted	—
Exercised	—
Forfeited	(12,758)
Expired	(65,859)
Outstanding at June 30, 2026	378,602

Note 11 – Subsequent Events

Series D Financing

On July 10, 2026, the Company entered into a Securities Purchase Agreement (the “Series D Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Series D Financing”), an aggregate of 575 shares of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), initially convertible into up to 1,642,856 shares of the common stock, with a stated value of $1,000 per share, together with warrants (the “Series D Warrants”) to purchase up to an aggregate of 100% of the shares of common stock into which the shares of Series D Preferred Stock are initially convertible, or 1,642,856 shares of common stock, for aggregate gross proceeds of up to $575, at an offering price of $1,000 per share of Series D Preferred Stock and accompanying Series D Warrant. The Series D Financing closed on July 10, 2026 and the Company received net proceeds of $575 therefrom.

As a result of the Series D Financing, the exercise price of the 2025 Warrants was adjusted from $0.6446 to $0.35 pursuant to the terms of the anti-dilution provisions contained therein and previously approved by the Company’s stockholders. In addition, the conversion price of the Series C Preferred Stock issued on February 13, 2025 and April 8, 2025, was adjusted from $0.586 to $0.35 pursuant to the terms of the anti-dilution provisions contained therein and previously approved by the Company’s stockholders.

Warrant Inducement

On July 10, 2026, the Company entered into inducement offer letter agreements (the “Inducement Letters”) with certain holders (the “Warrant Holders”) of 2025 Warrants to purchase up to an aggregate of 7,486,605 shares of common stock.

Pursuant to the Inducement Letters, the Warrant Holders agreed to exercise for cash all or a portion of their 2025 Warrants at the current exercise price of $0.35 per share in consideration for the Company’s agreement to issue, in a private placement, new unregistered common stock purchase warrants (the “New Warrants”) to purchase up to 7,486,605 shares of common stock (100% of the number of shares of common stock issued pursuant to each such exercise of 2025 Warrants) (such transaction, the “Warrant Inducement”). The Warrant Inducement closed on July 10, 2026. The Company received net proceeds of $2,323 from the Warrant Inducement.

The Company engaged ThinkEquity LLC (the “Solicitation Agent”) to act as its exclusive warrant solicitation agent in connection with the transactions described above pursuant to that certain Warrant Solicitation Agent Agreement, by and between the Company and the Solicitation Agent, dated as of July 10, 2026 (the “Warrant Solicitation Agent Agreement”). Pursuant to the Warrant Solicitation Agent Agreement, the Company agreed to pay the Solicitation Agent a fee consisting of (i) a cash payment equal to 10% of the aggregate gross cash proceeds received by the Company from the Warrant Holders’ exercise of the 2025 Warrants and (ii) warrants (the “Solicitation Agent Warrants”) to purchase 374,330 shares of common stock (5% of the aggregate number of shares underlying the New Warrants issued to the Warrant Holders in connection with the transactions contemplated by the Inducement Letters). The Solicitation Agent Warrants have terms substantially similar to the New Warrants. Pursuant to the Warrant Solicitation Agent Agreement, the Company also agreed to reimburse the Solicitation Agent for its reasonable legal and other expenses up to $50.

Business Combination

On July 10, 2026, the Company, GH Power Inc., a corporation organized under the laws of Ontario (“GH Power”), 1001550000 Ontario Inc., a corporation organized under the laws of Ontario (“Pubco”), 1001550002 Ontario Inc., a corporation organized under the laws of Ontario and a wholly owned subsidiary of Pubco (“GH Power Merger Sub”) and MBH Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“Matinas Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which, subject to the terms and conditions contained in the Business Combination Agreement, (i) GH Power Merger Sub and GH Power will amalgamate to form one corporate entity and wholly owned subsidiary of Pubco by way of a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (Ontario) (the “Amalgamation”) and (ii) immediately following the effectiveness of the Amalgamation, Matinas Merger Sub will merge with and into the Company (the “Company Merger” and together with the Amalgamation, the “Business Combination”), with the Company surviving the Company Merger as a direct wholly owned subsidiary of Pubco.

Subject to the terms and conditions of the Business Combination Agreement and the Plan of Arrangement, at the effective time of the Plan of Arrangement (the “Arrangement Effective Time”), (i) each common share, without par value, of GH Power (“GH Power Common Share”) issued and outstanding immediately prior to the Arrangement Effective Time will be automatically exchanged for the common shares, without par value, of Pubco (“Pubco Common Shares”) based on the GH Power Exchange Ratio (as defined in the Plan of Arrangement), (ii) each preferred share, without par value, of GH Power issued and outstanding immediately prior to the Arrangement Effective Time will be automatically exchanged for Pubco Common Shares based on the GH Power Exchange Ratio on an as-converted to GH Power Common Share basis and (iii) each GH Power Option (as defined in the Business Combination Agreement) and GH Power Warrant (as defined in the Business Combination Agreement) issued and outstanding immediately prior to the Arrangement Effective Time will be assumed by Pubco and converted into a Converted Option and Converted Warrant, respectively (each as defined in the Plan of Arrangement).

Subject to the terms and conditions of the Business Combination Agreement, at the effective time of the Company Merger (the “Effective Time”), (i) each share of common stock, par value $0.0001 per share, of the Company (“Common Stock”) issued and outstanding immediately prior to the Effective Time shall automatically be converted into the right to receive one-tenth (0.1) of a Pubco Common Share (the “Per Share Matinas Merger Consideration”), (ii) each share of preferred stock, par value $0.0001 per share, of the Company issued and outstanding immediately prior to the Effective Time shall automatically, in accordance with the applicable certificate of designation, be converted into the right to receive the Per Share Matinas Merger Consideration on an as-converted to Common Stock basis, (iii) each outstanding option to purchase a share of Common Stock (each, a “Company Stock Option”) issued and outstanding immediately prior to the Effective Time will be assumed by Pubco and shall be automatically converted into a Substituted Option (as defined in the Business Combination Agreement), with each Substituted Option representing the right to purchase that number of shares of Pubco Common Shares equal to the Per Share Matinas Merger Consideration underlying such Company Stock Option immediately prior to the Effective Time with a per-share exercise price equal to the exercise price per share of Common Stock subject to such Company Stock Option immediately prior to the Effective Time divided by 0.1, subject to adjustment as set forth in the Business Combination Agreement, and (iv) each outstanding warrant to purchase shares of Common Stock (“Company Warrant”) issued and outstanding immediately prior to the Effective Time will (a) be assumed by Pubco and shall be automatically converted into an Assumed Warrant (as defined in the Business Combination Agreement), with each share of Common Stock the holder of such Company Warrant would have received had such Company Warrant been exercised in full (on a cashless or non-cashless basis, as permitted by the terms of such Company Warrant) in accordance with its terms immediately prior to the Effective Time, entitling such holder to the Per Share Matinas Merger Consideration with a per-share exercise price equal to the exercise price per share of Common Stock subject to such warrant immediately prior to the Effective Time divided by 0.1, or (b) entitle the holder of such Company Warrant to such other consideration that such holder is entitled to receive pursuant to the terms of such holder’s Company Warrant.

A former financial advisor to the Company is entitled to receive, in connection with the closing of the Business Combination (the “Closing” and the date of the Closing, the “Closing Date”), (i) a cash fee equal to $2,000 and (ii) $2,000 of Pubco Common Shares (the “Advisor Issuance”), calculated based on the average of the closing prices of the Common Stock on the NYSE American for the ten trading days ending one trading day prior to the Closing Date.

Under the GH Power Exchange Ratio formula, upon the Closing, on a pro forma basis and based upon the number of Pubco Common Shares expected to be issued in connection with the Business Combination, but prior to giving effect to the Advisor Issuance, current equityholders of the Company (including the investors in the Series D Financing and the Warrant Inducement) are expected to own approximately 9% of the outstanding Pubco Common Shares and GH Power equityholders are expected to own approximately 91% of the outstanding Pubco Common Shares, in each case calculated on a fully diluted basis using the treasury stock method and subject to certain assumptions, including (i) a valuation for the Company of $24,725, (ii) a valuation for GH Power of $250,000 and (iii) the relative capitalization of the Company and GH Power. The percentage of the combined company that each party’s equityholders will own following the Closing is subject to certain adjustments as described in the Business Combination Agreement and Plan of Arrangement, including dollar-for-dollar upward adjustments to the Company’s valuation and GH Power’s valuation for any capital raised by the Company or GH Power, respectively, from the date of the Business Combination Agreement through the Effective Time or Arrangement Effective Time, as applicable.

Each of the parties has agreed to customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants relating to (i) obtaining the requisite approval of its respective stockholders and (ii) the conduct of its respective business during the period between the signing of the Business Combination Agreement and the consummation of the transactions contemplated thereby (such period, the “Interim Period”). In addition, the Company and Pubco agreed to prepare and file a proxy statement/prospectus included in the registration statement on Form F-4 (the “F-4 Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”), which will contain a proxy statement of the Company (the “Proxy Statement”) for the purpose of soliciting proxies from the Company’s stockholders at a special meeting of its stockholders (the “Special Stockholder Meeting”) to (1) obtain the Required Matinas Stockholder Approval (as defined in the Business Combination Agreement), including the Company’s Board of Directors’ (the “Board”) recommendation that the stockholders vote “FOR” the Business Combination Agreement and transactions contemplated thereby (the “Company Board Recommendation”), (2) approve the Stock Sale (as defined below), if deemed necessary, (3) approve any adjournment of the Special Stockholder Meeting, if necessary or desirable, and (4) approve any other proposals the parties deem necessary to effectuate the transactions contemplated by the Business Combination Agreement (collectively, the “Stockholder Approval Matters”). The Company also expects to seek, through the proxy statement/prospectus included in the F-4 Registration Statement, any stockholder approval required under the rules of the NYSE American for the issuance of securities in the Series D Financing and the Warrant Inducement. The Company also agreed that, prior to the Closing, it will be subject to restrictions on soliciting or facilitating any Acquisition Proposal or Acquisition Inquiry (as each is defined in the Business Combination Agreement).

The Closing is subject to certain closing conditions, including, among other things, (i) completion of a financing by GH Power (the “PIPE Financing”), including evidence that all cash from the PIPE Financing has been deposited with GH Power in accordance with the Subscription Agreements (as defined in the Business Combination Agreement) and that such financing results in gross proceeds of at least $15,000, (ii) obtaining the Required Matinas Stockholder Approval, (iii) obtaining the Required GH Power Shareholder Approval (as defined in the Business Combination Agreement), (iv) the effectiveness of the F-4 Registration Statement, (v) obtaining the Interim Order (as defined in the Business Combination Agreement) and the Final Order (as defined in the Business Combination Agreement) on terms consistent with the Business Combination Agreement, (vi) the listing of the Pubco Common Shares issuable in connection with the Business Combination on the NYSE, (vii) the absence of any Law or Order (each as defined in the Business Combination Agreement) that makes the transactions illegal or otherwise prevents or prohibits consummation, (viii) election or appointment of the Post-Closing Pubco Board (as defined in the Business Combination Agreement) and (ix) evidence reasonably satisfactory to each of GH Power and the Company that Pubco qualifies as a foreign private issuer pursuant to Rule 3b-4 of the Exchange Act of 1934, as amended (the “Exchange Act”) as of the Closing. Each party’s obligation to consummate the Business Combination is also subject to other specified customary conditions, including conditions regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Business Combination Agreement required to be performed on or prior to the Closing.

Stock Purchase Agreement

On July 10, 2026, the Company and Azurity Pharmaceuticals, Inc., a Delaware corporation (“Azurity”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Azurity will purchase and acquire from the Company all of the issued and outstanding equity interests (the “Stock Sale”) of Nanotechnologies. As consideration for the Stock Sale, Azurity agreed to pay to the Company cash consideration of up to $21,500, with $4,000 due to the Company at the closing of the Stock Sale, subject to downward adjustment by the amount of Indebtedness (as defined in the Stock Purchase Agreement), and up to an additional $17,500 due upon the achievement of certain milestone events set forth in the Stock Purchase Agreement. The Company will also be eligible to receive a mid-single-digit royalty on Net Sales (as defined in the Stock Purchase Agreement) and Licensing Proceeds (as defined in the Stock Purchase Agreement) generated on MAT2203 (as defined in the Stock Purchase Agreement).

Pursuant to the terms of royalty rights certificates held by the former holders of the Company’s Series A Preferred Stock, the holders thereof are entitled to receive, in the aggregate, 7.5% of the amounts the Company receives from Azurity in connection with the Stock Sale, including the initial purchase price, milestone payments and royalty amounts described above.

The Stock Purchase Agreement, the Stock Sale and the other transactions contemplated by the Stock Purchase Agreement must also be approved by the Company’s stockholders as a condition to the closing of the Stock Sale, and the Company expects to seek such approval at the Special Stockholder Meeting by means of the proxy statement/prospectus included in the F-4 Registration Statement. Each party’s obligation to consummate the Stock Sale is subject to certain closing conditions, including, among other things, the accuracy of the other party’s representations and warranties as of the closing, subject, in certain instances, to certain materiality and other thresholds, the performance by the other party of its obligations and covenants under the Stock Purchase Agreement in all material respects, obtaining the requisite vote from the Company’s stockholders, the delivery of certain related ancillary documents by the other party and the absence of any injunction or other legal prohibitions preventing consummation of the Stock Sale. In addition, the Company’s obligation to consummate the Stock Sale is conditioned upon the satisfaction of all conditions to the closing of the transactions contemplated by the Business Combination Agreement (other than those conditions which, by their terms, are to be satisfied or waived at the closing, but subject to the satisfaction or waiver of such conditions). The Company and Azurity have also agreed to indemnify each other from and against losses due to breaches of their respective representations, warranties and covenants contained in the Stock Purchase Agreement and certain other liabilities, with recovery for such losses subject to certain specified limitations set forth in the Stock Purchase Agreement.

ATM Termination

On July 23, 2026, pursuant to and in accordance with Section 12(a) of the Sales Agreement, BTIG notified the Company that BTIG is terminating the Sales Agreement effective immediately. The Company is not subject to any termination penalties or other expenses related to the termination of the Sales Agreement.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to satisfy the conditions to the closing of the Business Combination (as defined below) and the Stock Sale (as defined below), including obtaining the stockholder approval required to complete such transactions;

●	our ability to meet expectations regarding the timing and completion of the Business Combination and Stock Sale;

●	the timing and costs of consummating the Business Combination and Stock Sale;

●	our ability to complete the Business Combination, the Stock Sale, or one or more other strategic transactions, that will maximize our assets or otherwise provide value to stockholders;

●	our ability to raise capital when needed;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to regain and maintain compliance with the continued listing requirements of the NYSE American LLC (the “NYSE American”); and
●	the factors listed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, elsewhere in this report and other reports that we file with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company focused on delivering groundbreaking therapies using our lipid nanocrystal (LNC) platform delivery technology (LNC Platform). Our lead product candidate is MAT2203 (oral amphotericin B), a highly potent antifungal drug which, by virtue of LNC delivery, has been made oral, safe, and well-tolerated for prolonged administration in patients with life-threatening invasive fungal infections. Following the successful EnACT Phase 2 trial in the treatment of cryptococcal meningitis, MAT2203 is now positioned for a single, Phase 3 registration trial (the “ORALTO trial”) in support of a New Drug Application (NDA) for the treatment of invasive aspergillosis in patients with limited treatment options. In July 2026, we entered into the Business Combination Agreement with GH Power and the Stock Purchase Agreement with Azurity described below under “Business Combination” and “Stock Purchase Agreement.” Following the completion of the Business Combination, the current business of GH Power is expected to become the primary business of the combined company, and we do not expect to continue our historical LNC Platform development activities as an independent, publicly traded company.

For the six-month periods ended June 30, 2026 and 2025, our net loss was $3,247 and $6,901, respectively. We have incurred losses for each period from our inception and expect to incur additional losses for the foreseeable future. We will seek to fund our operations through public or private equity offerings, debt financing, government or other third-party funding, collaborations and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and continue as a going concern. We will need to generate significant revenues to achieve profitability, and we may never do so.

Business Combination

On July 10, 2026, we, GH Power Inc., a corporation organized under the laws of Ontario (“GH Power”), 1001550000 Ontario Inc., a corporation organized under the laws of Ontario (“Pubco”), 1001550002 Ontario Inc., a corporation organized under the laws of Ontario and a wholly owned subsidiary of Pubco (“GH Power Merger Sub”) and MBH Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pubco (“Matinas Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which, subject to the terms and conditions contained in the Business Combination Agreement, (i) GH Power Merger Sub and GH Power will amalgamate to form one corporate entity and wholly owned subsidiary of Pubco by way of a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (Ontario) (the “Amalgamation”) and (ii) immediately following the effectiveness of the Amalgamation, Matinas Merger Sub will merge with and into us (the “Company Merger” and together with the Amalgamation, the “Business Combination”), with us surviving the Company Merger as a direct wholly owned subsidiary of Pubco.

Stock Purchase Agreement

On July 10, 2026, we and Azurity Pharmaceuticals, Inc., a Delaware corporation (“Azurity”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Azurity will purchase and acquire from us all of the issued and outstanding equity interests (the “Stock Sale”) of Matinas BioPharma Nanotechnologies, Inc. (f/k/a Aquarius Biotechnologies Inc.), a Delaware corporation and our wholly owned subsidiary (“Nanotechnologies”). As consideration for the Stock Sale, Azurity agreed to pay us cash consideration of up to $21,500, with $4,000 due to us at the closing of the Stock Sale, subject to downward adjustment by the amount of Indebtedness (as defined in the Stock Purchase Agreement), and up to an additional $17,500 due upon the achievement of certain milestone events set forth in the Stock Purchase Agreement. We will also be eligible to receive a mid-single-digit royalty on Net Sales (as defined in the Stock Purchase Agreement) and Licensing Proceeds (as defined in the Stock Purchase Agreement) generated on MAT2203 (as defined in the Stock Purchase Agreement). Pursuant to the terms of royalty rights certificates held by the former holders of the Company’s Series A Preferred Stock, the holders thereof are entitled to receive, in the aggregate, 7.5% of the amounts the Company receives from Azurity in connection with the Stock Sale, including the initial purchase price, milestone payments and royalty amounts described above.

Additional information about the Business Combination Agreement and the Stock Purchase Agreement is set forth in our Current Report on Form 8-K filed with the SEC on July 13, 2026, and “Note 11 - Subsequent Events” in the accompanying unaudited Consolidated Financial Statements.

Financial Operations Overview

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 and 2025 were $3,490 and $3,698, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include facility costs, insurance, investor relations expenses, professional fees for legal, patent review, consulting and accounting/audit services. We anticipate that our general and administrative expenses during 2026 will increase slightly compared to expenses incurred during 2025 as the corporate strategy continues to evolve.

Change in fair value of warrant liability

On February 13, 2025, and April 8, 2025, we issued shares of Series C Preferred Stock (as defined below) and 2025 Warrants (as defined below) to purchase shares of common stock in a private placement. The 2025 Warrants were initially classified as a liability upon each issuance date with the fair value estimated using a Monte Carlo simulation model. The terms of the 2025 Warrants were amended after issuance enabling the reclassification of the 2025 Warrants as equity.

A loss of $3,161 was recognized for the six months ended June 30, 2025, representing the change in fair value of the warrant liability between the issuance dates of February 13, 2025 and April 8, 2025 and the amendment date of June 26, 2025. There was no warrant liability at June 30, 2026.

(Loss)/gain on disposal of assets, net

During the six months ended June 30, 2026 and 2025, we recognized a loss on disposal of assets of $138 and a gain on disposal of assets of $110, respectively. In 2026, assets with a net book value of $138 were written off in connection with the termination of the Bridgewater lease in April 2026. In 2025, we sold equipment with a net book value of $210 for proceeds of $320, resulting in a gain on disposal of $110.

Other income/(expense), net

Other income/(expense), net was $13 for the six months ended June 30, 2026, compared with $(67) for the six months ended June 30, 2025. The increase in other income/(expense), net from the prior-year period was primarily due to the absence of warrant liability transaction fees incurred in the current period, partially offset by the employee retention credit payment received and interest income recognized during the six months ended June 30, 2025.

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

Current Operating Trends

Currently we are focused on consummating the Business Combination with GH Power Inc. and the Stock Purchase Agreement with Azurity Pharmaceuticals, Inc. while conserving our cash until such transactions are completed.

Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

The following tables summarize our revenues and operating expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025
Expenses:
Research and development	$—	$—
General and administrative	1,555	1,837
Operating Expenses	$1,555	$1,837

Research and Development expenses. We did not have any Research and Development expenses for the three months ended June 30, 2026 and 2025.

General and Administrative expenses. General and Administrative (G&A) expenses for the three months ended June 30, 2026 and 2025 were $1,555 and $1,837, respectively. The decrease in G&A expenses was primarily attributable to lower personnel-related costs resulting from reduced headcount and lower operating lease expense following the termination of our Bridgewater lease, partially offset by higher legal and consulting fees primarily related to corporate strategic initiatives.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

The following tables summarize our revenues and operating expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025
Expenses:
Research and development	$—	$85
General and administrative	3,490	3,698
Operating Expenses	$3,490	$3,783

Research and Development expenses. R&D expenses for the six months ended June 30, 2026 and 2025 were $0 and $85, respectively. The decrease in R&D expenses was primarily attributable to the decrease in clinical trial consulting costs related to the pause of our MAT2203 development program and in headcount costs resulting from our reduction in force.

General and Administrative expenses. G&A expenses for the six months ended June 30, 2026 and 2025 were $3,490 and $3,698, respectively. The decrease in G&A expenses was primarily attributable to lower personnel-related costs resulting from reduced headcount and lower operating lease expense following the termination of our Bridgewater lease, partially offset by higher legal and consulting fees primarily related to corporate strategic initiatives.

Liquidity and capital resources

Sources of Liquidity

We have funded our operations since inception primarily through private placements of our preferred stock and our common stock and common stock warrants. As of June 30, 2026, we have raised a total of $170,336 in gross proceeds and $156,594, net proceeds, from sales of our equity securities.

As of June 30, 2026, we had cash and cash equivalents, excluding restricted cash, totaling $761. Subsequent to June 30, 2026, we received net proceeds of approximately $575 from the Series D Financing and approximately $2,323 from the Warrant Inducement.

2025 Private Placement

On February 13, 2025, we entered into a securities purchase agreement (the “February 2025 Agreement”) with a certain group of investors (the “February 2025 Investors”), pursuant to which we agreed to issue and sell, in a private placement, an aggregate of 3,300 shares of our Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), initially convertible into up to 5,631,404 shares of our common stock, with a stated value of $1,000 per share, and 2025 Warrants to purchase up to an aggregate of 200% of the shares of common stock into which the shares of Series C Preferred Stock are initially convertible, or 11,262,808 shares of common stock, for an offering price of $1,000 per share of Series C Preferred Stock and accompanying 2025 Warrants.

Pursuant to the February 2025 Agreement, on February 13, 2025, we issued and sold in an initial closing 1,650 shares of Series C Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds of $1.65 million. On April 4, 2025, we obtained stockholder approval for the issuance of the Series C Preferred Stock and 2025 Warrants, as required by the rules and regulations of NYSE American, including Section 713 of the NYSE American Company Guide, and issued and sold, in a second closing, an additional 1,650 shares of Series C Preferred Stock, initially convertible into up to 2,815,702 shares of common stock, and accompanying 2025 Warrants, initially exercisable for up to 5,631,404 shares of common stock, for gross proceeds of $1.65 million.

2024 Registered Direct Offering

On April 5, 2024, we closed a registered direct offering of 666,667 shares of our common stock and warrants to purchase up to an aggregate of 666,667 additional shares of common stock, at a combined purchase price of $15.00 per share and accompanying warrant. We generated gross proceeds of approximately $10,000 and net proceeds of approximately $9,179, after deducting underwriting discounts and commissions and other offering expenses.

On August 15, 2025, we entered into Warrant Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of warrants at an exercise price of $17.50 per share (the “2024 Warrants”) to purchase an aggregate of 466,666 shares of common stock. Pursuant to the Exchange Agreements, on August 15, 2025, we issued to the Exchanging Holders one share of common stock for each 2024 Warrant, for an aggregate of 466,666 shares of common stock.

2020 At-The-Market Sales Agreement

On July 2, 2020, we entered into an At-The-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $50 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. BTIG will be paid a 3% commission on the gross proceeds from each sale. We may terminate the Sales Agreement at any time; BTIG may terminate the Sales Agreement in certain limited circumstances. We did not sell any shares under the Sales Agreement during the six months ended June 30, 2026 and 2025. As of June 30, 2026, the Sales Agreement’s available capacity was $44,191. On July 23, 2026, pursuant to and in accordance with Section 12(a) of the Sales Agreement, BTIG notified us that BTIG is terminating the Sales Agreement, effective immediately. We are not subject to any termination penalties or other expenses related to the termination of the Sales Agreement.

Series D Financing

On July 10, 2026, we entered into a Securities Purchase Agreement (the “Series D Purchase Agreement”) with certain investors, pursuant to which we agreed to issue and sell, in a private placement (the “Series D Financing”), an aggregate of 575 shares of our Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), initially convertible into up to 1,642,856 shares of common stock, with a stated value of $1,000 per share, together with warrants (the “Series D Warrants”) to purchase up to an aggregate of 100% of the shares of common stock into which the shares of Series D Preferred Stock are initially convertible, or 1,642,856 shares of common stock, for aggregate gross proceeds of up to $575, at an offering price of $1,000 per share of Series D Preferred Stock and accompanying Series D Warrant. The Series D Financing closed on July 10, 2026.

As a result of the Series D Financing, the exercise price of the 2025 Warrants (as defined below) was adjusted from $0.6446 to $0.35 pursuant to the terms of the anti-dilution provisions contained therein and previously approved by our stockholders. In addition, the conversion price of our Series C Convertible Preferred Stock, issued on February 13, 2025 and April 8, 2025, was adjusted from $0.586 to $0.35 pursuant to the terms of the anti-dilution provisions contained therein and previously approved by our stockholders.

Warrant Inducement

On July 10, 2026, we entered into inducement offer letter agreements (the “Inducement Letters”) with certain holders (the “Warrant Holders”) of our 2025 warrants to purchase up to an aggregate of 7,486,605 shares of common stock, issued to the Warrant Holders on February 13, 2025 and April 8, 2025 (the “2025 Warrants”).

Pursuant to the Inducement Letters, the Warrant Holders agreed to exercise for cash all or a portion of their 2025 Warrants at the current exercise price of $0.35 per share in consideration for our agreement to issue, in a private placement, new unregistered common stock purchase warrants (the “New Warrants”) to purchase up to 7,486,605 shares of common stock (100% of the number of shares of common stock issued pursuant to each such exercise of 2025 Warrants) (such transaction, the “Warrant Inducement”). The Warrant Inducement closed on July 10, 2026 and 2025 Warrants to purchase the 7,486,605 shares were exercised. As a result, we received net proceeds of $2,323 from the Warrant Inducement.

We engaged ThinkEquity LLC (the “Solicitation Agent”) to act as our exclusive warrant solicitation agent in connection with the transactions described above pursuant to that certain Warrant Solicitation Agent Agreement, by and between us and the Solicitation Agent, dated as of July 10 25, 2026 (the “Warrant Solicitation Agent Agreement”). Pursuant to the Warrant Solicitation Agent Agreement, we agreed to pay the Solicitation Agent a fee consisting of (i) a cash payment equal to 10% of the aggregate gross cash proceeds received by us from the Warrant Holders’ exercise of the 2025 Warrants and (ii) warrants (the “Solicitation Agent Warrants”) to purchase 374,330 shares of common stock at an exercise price of $0.35 per share (5% of the aggregate number of shares underlying the New Warrants issued to the Warrant Holders in connection with the transactions contemplated by the Inducement Letters). The Solicitation Agent Warrants have terms substantially similar to the New Warrants. Pursuant to the Warrant Solicitation Agent Agreement, we also agreed to reimburse the Solicitation Agent for its reasonable legal and other expenses up to $50.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below:

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(3,437)	$(4,028)
Cash provided by (used in) investing activities	—	—
Cash provided by (used in) financing activities	(1)	3,269
Net decrease in cash and cash equivalents and restricted cash	$(3,438)	$(759)

Operating Activities

Net cash used in operating activities was $3,437 and $4,028 for the six month periods ended June 30, 2026 and 2025, respectively. Net losses of $3,247 and $6,901 for the six-month periods ended June 30, 2026 and 2025, respectively, were partially offset by working capital adjustments due to the timing of receipts and payments in the ordinary course of business, adjustments for non-cash stock-based compensation expense and change in fair value of the warrant liability.

Investing Activities

Net cash provided by (used in) investing activities was $0 for each of the six-month periods ended June 30, 2026 and 2025.

Financing Activities

Net cash used in financing activities was $1 and net cash provided by financing activities was $3,269 for the six month periods ended June 30, 2026 and 2025, respectively. The decrease in cash provided by financing activities is primarily due to the net proceeds from the sale of our Series C preferred stock of $3,271 during the six months ended June 30, 2025.

Funding Requirements and Other Liquidity Matters

We do not believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements for a period of at least the next twelve months from the filing date of this Quarterly Report. As a result, substantial doubt exists about our ability to continue as a going concern.

As more fully described in Note 11 of the footnotes to the financial statements, on July 10, 2026 we entered into a Business Combination Agreement with GH Power, Inc., and a Stock Purchase Agreement for the sale of Nanotechnologies, the owner of MAT2203. Additionally, we received net proceeds of approximately $575 from the Series D Financing and approximately $2,323 from the Warrant Inducement. There can be no assurance that the sale of Nanotechnologies and Business Combination with GH Power will be consummated. If such transactions are not consummated, the Company will need to secure substantial additional funding from other sources to continue its operations, and there can be no assurance that such funding will be available on acceptable terms, or at all. In such a case, the Board of Directors may decide to pursue a winddown, dissolution or other liquidation process.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures:

As of June 30, 2026, under the supervision and with the participation of our principal executive officer and principal financial officer, we have evaluated, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company filed a complaint against its Landlord in the Superior Court of New Jersey, Somerset County, Chancery Division on July 11, 2025 alleging principally that Landlord illegally locked the Company out of its leased premises in Bridgewater, New Jersey. As a result of the illegal lockout, the Company sought (among other things) a declaration that the lease and all obligations thereunder, including rent, terminated as of the date of the lockout. On September 5, 2025, Landlord filed an answer with counterclaims, which it amended on December 12, 2025. In the counterclaims, Landlord sought a declaration that there was no lockout, or that the lockout was justified, and therefore the lease remains in effect. Landlord also sought damages for the Company’s alleged failure to pay approximately $205 in rent (as of December 31, 2025) following the lockout, and alleged conversion of certain furniture, fixtures, and equipment (FF&E) items within the premises belonging to Landlord. The matter was resolved by way of the Settlement Agreement effective April 7, 2026, pursuant to which the Company (among other things) made a termination payment of $765 (which was satisfied with the $200 security deposit and a cash payment of $565) in return for discontinuation of the action, termination of the lease, and an exchange of mutual general releases. The Company exited the Bridgewater premises on April 29, 2026 pursuant to the terms of the Settlement Agreement.

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

We could be delisted from the NYSE American, which could seriously harm the trading price of our common stock, the liquidity of our stock, our ability to raise capital and our ability to consummate the Business Combination.

Our common stock is listed on the NYSE American. We must satisfy the continued listing requirements of the NYSE American to maintain the listing of our common stock on the NYSE American.

On April 2, 2026, we received a written notice (the “Notice”) from NYSE American indicating that we are not in compliance with the NYSE American continued listing standards set forth in Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”) requiring a company to have stockholders’ equity of at least $2,000 if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, Section 1003(a)(ii) of the Company Guide requiring a company to have stockholders’ equity of at least $4,000 if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years and Section 1003(a)(iii) of the Company Guide requiring a company to have stockholders’ equity of at least $6,000 if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2025, we had stockholders’ equity of $4,830 and had losses in the most recent five fiscal years ended December 31, 2025. The Notice also indicates that we are not currently eligible for any exemption in Section 1003(a) of the Company Guide. We are now subject to the procedures and requirements of Section 1009 of the Company Guide. We had until May 2, 2026 to submit a plan (the “Plan”) of actions we have taken or will take to regain compliance with the continued listing standards and may be eligible for up to 18 months from receipt of the Notice (the “Cure Period”) to regain compliance.

On June 24, 2026, we received an additional written notice (the “June Notice”) from NYSE American indicating noncompliance with Section 1003(a)(ii) of the NYSE American Company Guide, which requires stockholders’ equity of at least $4,000 for companies that have reported losses from continuing operations and/or net losses in three of their four most recent fiscal years. This additional noncompliance was based on our reported stockholders’ equity of $3,022 as of March 31, 2026 and losses from continuing operations and/or net losses in five of our most recent fiscal years ended December 31, 2025. In the June Notice, NYSE American accepted the Plan and granted us a plan period through October 2, 2027 (the “Plan Period,” and such date, the “Plan Period Deadline”) to regain compliance. During the Plan Period, we will be subject to periodic review by the NYSE American on our progress with the goals and initiatives outlined in the Plan. We intend to take all reasonable measures available to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide during the Plan Period. If we do not regain compliance with the NYSE American listing standards by the Plan Period Deadline, or if we do not make progress consistent with the Plan during the Plan Period, then NYSE American staff may initiate delisting proceedings as appropriate.

There can be no assurance that we will be able to regain compliance with the stockholders’ equity requirements within the Plan Period or at all. In addition, we may be unable to maintain compliance with other continued listing requirements, including any minimum trading price or market capitalization requirements. Even if we regain compliance with the stockholders’ equity requirement or any other continued listing standard, there can be no assurance that we will be able to maintain compliance with the NYSE American’s continued listing requirements in the future, and our common stock may be delisted from the NYSE American, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock.

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

In addition, our continued listing on the NYSE American is a condition to the closing of the Business Combination. If we are delisted from the NYSE American prior to the consummation of the Business Combination, we may be unable to satisfy the conditions to the closing of the Business Combination or the Stock Sale, which could result in the termination of such transactions. If the Business Combination and Stock Sale are not consummated and we are unable to secure substantial additional funding from other sources to continue our operations, the Board of Directors may decide to pursue a winddown, dissolution or other liquidation process, in which case our stockholders may receive little or no value for their shares of common stock.

The announcement and pendency of the proposed Business Combination and Stock Sale may adversely affect our business, financial condition and results of operations.

On July 10, 2026, we entered into the Business Combination Agreement and the Stock Purchase Agreement. Completion of the proposed Business Combination and Stock Sale is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders. There is no assurance that all of the various conditions will be satisfied, or that the Business Combination or the Stock Sale will be completed on the proposed terms, within the expected timeframe, or at all. Our entry into the Business Combination Agreement and the Stock Purchase Agreement, our obligations thereunder, and the conditions to completion of such transactions give rise to inherent risks and uncertainties, including:

●	the failure to obtain necessary shareholder approvals in connection with the transactions contemplated by the Business Combination and the Stock Sale;
●	the failure to satisfy required closing conditions or complete the Business Combination or the Stock Sale in a timely manner or at all, which may also result in unanticipated expenditures of funds and other resources and/or reduce the benefit of such transactions, even if ultimately consummated;
●	the risk that if consummation of the Business Combination or the Stock Sale is delayed or not completed at all for any reason, we will have expended time and resources that could have otherwise been spent on our existing business and the pursuit of other opportunities that could have been beneficial to us, and our ongoing business and financial results may therefore be adversely affected;
●	the fact that the Business Combination Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of GH Power, and generally requires us to use commercially reasonable efforts to carry on our business in the ordinary course through the completion of the Business Combination, and that these restrictions could be in place for an extended period of time if completion of the Business Combination is delayed and could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Business Combination;
●	the risk that litigation relating to the Business Combination or the Stock Sale, if any, including any proceeding to specifically enforce our obligations under the Business Combination Agreement or the Stock Purchase Agreement, could result in an injunction preventing the completion of such transactions and/or substantial costs;

●	the fact that the Business Combination Agreement limits our ability to pursue alternatives to the Business Combination, may discourage other companies from trying to acquire us and, in specified circumstances, could require us to pay a $1.0 million termination fee;
●	the potential impact of the Business Combination and the Stock Sale on our stock price;
●	we may experience negative reactions from the financial markets, including adverse effects on the trading price of our common stock, which could affect our ability to secure sufficient financing in the future on attractive terms (or at all), and from our vendors, regulators and employees;
●	the Business Combination Agreement and the Stock Purchase Agreement place certain restrictions on the operation of our business prior to the closing of the Business Combination and the Stock Sale, respectively, which may prevent us from making certain acquisitions, taking certain other specified actions, or otherwise pursuing business opportunities during the pendency of such transactions that we would have made, taken, or pursued if these restrictions were not in place;
●	matters relating to the Business Combination and the Stock Sale, including integration and transition planning, will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;
●	the incurrence of significant pre- and post-transaction costs in connection with the Business Combination and the Stock Sale that are, and will be, incurred regardless of whether such transactions are completed, including, among others, fees paid to financial, legal and accounting advisors and filing fees; and
●	the occurrence of any event giving rise to the right of a party to terminate the Business Combination Agreement or the Stock Purchase Agreement.

Our stockholders will have a reduced ownership and voting interest following the Business Combination and will exercise less influence over management.

Following completion of the Business Combination, our current stockholders are expected to own approximately 9% of the outstanding Pubco Common Shares, subject to adjustment as set forth in the Business Combination Agreement. Consequently, our stockholders, as a group, will have reduced ownership and voting power in Pubco compared to their current ownership and voting power in us and will be able to exercise less collective influence over our management and policies than they currently exercise.

Failure to consummate the Business Combination and Stock Sale within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations and could result in a winddown, dissolution or other liquidation process.

There can be no assurance that the proposed Business Combination and Stock Sale will be consummated. The consummation of the transactions contemplated by the Business Combination Agreement and the Stock Purchase Agreement is subject to the fulfillment or waiver (if permitted by law) of certain customary closing conditions, including, without limitation, approval of our stockholders. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. If the Business Combination and Stock Sale are not consummated, we will need to secure substantial additional funding from other sources to continue our operations, and there can be no assurance that such funding will be available on acceptable terms, or at all. In such a case, the Board of Directors may decide to pursue a winddown, dissolution or other liquidation process, in which case our stockholders may receive little or no value for their shares of common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

MATINAS BIOPHARMA HOLDINGS, INC.

BY:

/s/ Jerome D. Jabbour
Dated: August 13, 2026	Jerome D. Jabbour
Chairman, Chief Executive Officer, President & Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

#2.1	Business Combination Agreement, dated as of July 10, 2026, by and among Matinas BioPharma Holdings, Inc., GH Power Inc., 1001550000 Ontario Inc., 1001550002 Ontario Inc. and MBH Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
#^2.2	Stock Purchase Agreement, dated as of July 10, 2026, by and between Matinas BioPharma Holdings, Inc. and Azurity Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 7, 2014).
3.3	Certificate of Amendment of Certificate of Incorporation, dated October 29, 2015 . (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2015).
3.4	Certificate of Amendment of Certificate of Incorporation, dated August 30, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2024).
3.5	Form of Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).
3.6	Amendment No. 1 to the Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2025).
3.7	Certificate of Amendment of Certificate of Incorporation, dated August 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2025).
3.8	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
4.2	Form of New Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
4.3	Form of Solicitation Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
10.1	Form of Company Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
10.2	Form of GH Power Voting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
10.4	Form of Inducement Letter (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
10.5	Warrant Solicitation Agent Agreement, dated July 10, 2026, by and between Matinas BioPharma Holdings, Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
†10.6	Fourth Amendment to Employment Agreement, dated as of July 10, 2026, between the Company and Jerome D. Jabbour (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2026).
*31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Section 1350 Certification

*101.1	Inline XBRL Instance Document.
*101.2	Inline XBRL Taxonomy Extension Schema Document.
*101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.5	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Matinas BioPharma Holdings, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

† Indicates a management contract or compensation plan, contract or arrangement.

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.

^ Pursuant to Item 601(b)(2)(ii) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the registrant customarily and actually treats such omitted information as private or confidential and because such omitted information is not material.

